Form 10-K
period 2020-12-31
STEVEN MADDEN, LTD.
filed 2021-03-16
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
 (Registrant's Telephone Number, Including Area Code): (718) 446-1800

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was $2,027,460,245 (based on the closing sale price of the registrant's common stock on that date as reported on The NASDAQ Global Select Market).
The number of outstanding shares of the registrant's common stock as of February 25, 2021 was 82,715,209 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
PART III INCORPORATES CERTAIN INFORMATION BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT'S 2021 ANNUAL MEETING OF STOCKHOLDERS.

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
•our ability to adequately protect our trademarks and other intellectual property rights;
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

PART I
ITEM 1.    BUSINESS
($ in thousands, except earnings per share and per share data)

Overview

Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”, "we", "our", or "us", as applicable) design, source, market and sell fashion-forward branded and private label footwear for women, men and children. In addition, we design, source, market and sell branded fashion handbags, apparel and accessories, as well as private label fashion handbags and accessories. We market and sell our products through better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, and online retailers, throughout the United States, Canada, Mexico and certain other European nations. In addition, our products are marketed through our retail stores and our e-commerce websites within the United States, Canada and Mexico, our joint ventures in Europe, South Africa, Israel, Taiwan and China, and under special distribution arrangements in certain European countries, the Middle East, South and Central America, Oceania and various countries in Asia. Our product lines include a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality products in popular styles at accessible price points, delivered in an efficient manner and time frame.

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

Recent Developments

On December 8, 2020, our Board of Directors appointed Zine Mazouzi to be our Chief Financial Officer, effective January 1, 2021, upon the retirement of Arvind Dharia, effective December 31, 2020.

On January 4, 2021, upon the recommendation of the Nominating/Corporate Governance Committee, our Board of Directors appointed Maria Teresa Kumar to fill the newly created directorship resulting from the expansion in the size of the Board of Directors from nine members to ten members. Ms. Kumar has also been appointed to serve on the Corporate Social Responsibility Committee.

On February 24, 2021, our Board of Directors approved the reinstatement of a quarterly cash dividend. The quarterly dividend of $0.15 per share is payable on March 26, 2021 to stockholders of record as of the close of business on March 16, 2021.

Product Distribution Segments

Our business comprises five distinct segments: Wholesale Footwear, Wholesale Accessories/Apparel, Retail, First Cost and Licensing.

Our Wholesale Footwear segment comprises the following brands:

Steve Madden®	DV Dolce Vita®	Blondo®
Madden Girl®	Mad Love®	Anne Klein® (under license)
Madden®	Steven by Steve Madden®	GREATS®
Betsey Johnson®	Report®
Dolce Vita®	Superga® (under license)
The segment also includes our International business and part of our private label footwear business.

Our Wholesale Accessories/Apparel segment comprises the following brands:

Steve Madden®	BB Dakota®
Steven by Steve Madden®	BB Dakota x Steve Madden®
Madden Girl®	Anne Klein® (under license)
Betsey Johnson®	Luv Betsey®
Big Buddha®	Cupcakes & Cashmere® (under license)
Cejon®
It also includes our International business and part of our private label accessories business. The agreements under which we licensed the Jocelyn® and DKNY® trademarks terminated as of December 31, 2020. The agreement under which we license the Cupcakes & Cashmere® trademark will terminate in April 2021.
Steven Madden Retail, Inc., our wholly owned retail subsidiary, operates Steve Madden, Steven and Superga retail stores, domestically and internationally, as well as Steve Madden, Superga, Betsey Johnson, Blondo, Dolce Vita, GREATS and BB Dakota e-commerce websites.
Our First Cost segment represents activities of one of our wholly owned subsidiaries that earns commissions for serving as a buying agent for footwear products under private labels for many of the U.S. large mass-market retailers, shoe chains and other value-priced retailers.
Our Licensing segment is engaged in the licensing of the Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of apparel, outerwear, hosiery, jewelry, watches, eyeglasses, sunglasses, hair accessories, umbrellas, bedding and bath, and luggage. In addition, we license the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, fragrance and beauty, sleepwear, swimwear, activewear, jewelry, hair accessories, watches, slippers, bedding and bath, luggage, umbrellas and medical scrubs. We also license the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of swimwear and the FREEBIRD by Steven® trademark for operation of retail stores.

Wholesale Footwear Segment

Steve Madden Women's. We design, source and market our Steve Madden brand to department stores, specialty stores, luxury retailers, value priced retailers, national chains, and online retailers. The Steve Madden brand has become a leading life-style brand in the fashion-conscious marketplace. Steve Madden Women's offers fashion forward footwear designed to appeal to customers (primarily women ages 16 to 35) seeking trending footwear designs at affordable price points. New products for Steve Madden Women's are test marketed at Company-owned retail stores. Typically, within a few days, we can determine whether the test product appeals to our customers. This enables us to use our flexible sourcing model to rapidly respond to changing trends and customer preferences, which we believe is essential for success in the fashion industry. Retail price points for Steve Madden Women's products range from $59 to $189.

Madden Girl. We design, source and market a full collection of directional young women's shoes under the Madden Girl® brand. Madden Girl® is geared towards girls and young women ages 13 to 25 and is an “opening price point” brand currently sold at major department stores, mid-tier retailers, online retailers and specialty stores. Retail price points for Madden Girl products range from $39 to $79.

Steve Madden Men's. We design, source and market a lifestyle collection of men's footwear for the fashion-forward man, ages 18 to 45, under the Steve Madden® brand. Retail channels include major department stores, mid-tier department stores, better specialty stores, online retailers and independent shoe stores throughout the United States. Retail price points for Steve Madden Men's products range from $69 to $169.

Madden. The Madden® brand is a collection of casual and business casual footwear designed to meet the ever-evolving needs of the trend-conscious young male consumer, ages 16 to 35. Madden products range from $40 to $90 and are sold to national specialty stores, department stores, mid-tier department stores, online retailers, off-price retailers and independent specialty stores.

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

Steve Madden Kids. Our Steve Madden Kids® brand is designed, sourced and marketed to appeal to toddlers, ages 3 to 6, young girls, ages 6 to 11, and tweens, ages 11 to 14. This brand is distributed through department stores, specialty stores, online retailers and independent boutiques throughout the United States. Retail price points for Steve Madden Kids products range from $49 to $89.

Betsey Johnson. On October 5, 2010, we acquired the Betsey Johnson® trademark and substantially all other intellectual property of Betsey Johnson LLC. Products branded under the Betsey Johnson shoe brand are distributed through department stores and online retailers. Retail price points for Betsey Johnson products range from $79 to $189.

Superga. On February 9, 2011, we entered into a license agreement with Basic Properties America Inc. and BasicNet S.p.A., for the use of the Superga® trademark in connection with the marketing and sale of footwear. Founded in Italy in 1911, Superga is recognized for its fashion sneakers in a wide range of colors, fabrics and prints for women, men and children. Retail price points for Superga products range from $65 to $129.

Report. We acquired the Report® brand in May 2011. It is a junior women's footwear brand with retail price points ranging from $20 to $100 per pair. We design, manufacture, market and sell Report branded products to major department stores, mid-tier department stores and independently owned boutiques throughout the United States.

    Mad Love. The Mad Love® brand is an exclusive beach-to-the-street lifestyle brand created to appeal to women with a young attitude and active lifestyle and marketed exclusively to Target. Beginning in spring 2021, Mad Love® will become a sustainable brand, designed and created with the mission to make our earth a better place. Retail price points for Mad Love products range from $15 to $23.

Dolce Vita. In August 2014, we acquired the Dolce Vita® and DV® brands. Dolce Vita® is a contemporary women's footwear brand with retail price points ranging from $79 to $225. Our Dolce Vita® brand products are distributed through major department stores, mid-tier department stores and independently owned boutiques primarily throughout the United States. The DV® brand is a contemporary women's footwear brand with retail price points ranging from $39 to $99. DV® products are distributed through major department stores, off-price department stores, online retailers and independently owned boutiques primarily throughout the United States.

Blondo. In January 2015, we acquired the intellectual property and related assets of Blondo, a fashion-oriented footwear brand specializing in water resistant leather boots, booties, shoes and sneakers. Founded over 100 years ago, Blondo products are sold to wholesale customers, including better department stores and specialty boutiques in both the United States and Canada. Retail price points for Blondo products range from $99 to $250.

GREATS. In August 2019, we acquired GREATS, a Brooklyn-based digitally native footwear brand specializing in premium quality, responsibly made sneakers for men and women, which are sold primarily via the Internet. Founded in 2014, GREATS is a pioneer and the first digitally native sneaker brand. GREATS also partners with better department stores like Nordstrom as well as specialty boutiques in the United States. Retail price points for GREATS products range from $119 to $199.

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

International Division. The International division, utilizing some of the brands discussed above, markets products to better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants and online retailers through wholly owned subsidiaries in Canada and Mexico and joint venture partnerships in Europe (excluding Italy, Spain and Greece, where we had preexisting distributors), South Africa, Israel, China and Taiwan. In addition, the International division works through special distribution arrangements for the marketing and sale of our products in Spain, Italy, Greece, South Korea, Australia, the Middle East, India, South and Central America, New Zealand and Southeast Asia.

Private label business. We design, source and market private label footwear primarily to mid-tier chains and mass market merchants. In addition, we design, source and market footwear for third-party brands, such as Material Girl® and Candies®.

Wholesale Accessories/Apparel Segment

Our Wholesale Accessories/Apparel segment designs, sources and markets name brands and sells them to department stores, mass merchants, value priced retailers, online retailers and specialty stores throughout the United States, Canada, and Mexico and through our joint ventures and International distributor network. These products include the following brands as well as private label fashion handbags and accessories:

Steve Madden®	BB Dakota®
Steven by Steve Madden®	BB Dakota x Steve Madden®
Madden Girl®	Anne Klein® (under license)
Betsey Johnson®	Luv Betsey®
Big Buddha®	Cupcakes & Cashmere® (under license)

The agreements under which we licensed the Jocelyn® and DKNY® trademarks terminated as of December 31, 2020. The agreement under which we license the Cupcakes & Cashmere® trademark will terminate in April 2021.

We market and sell cold weather accessories, fashion scarves, wraps and other trend accessories primarily under our Steve Madden®, BB Dakota®, Cejon®, Betsey Johnson® and Big Buddha® brand names and private labels to department stores and specialty stores.

Retail Segment

As of December 31, 2020, we owned and operated 218 retail stores, including 143 Steve Madden full-price stores, 66 Steve Madden outlet stores, one Steven store, one Superga store and seven e-commerce websites (Steve Madden, Superga, Betsey Johnson, Blondo, Dolce Vita, GREATS and BB Dakota; our Jocelyn website was terminated as of December 31, 2020). In 2020, we added three full-price stores and two outlet stores and closed nine full-price stores, four outlet stores and one e-commerce website. In addition, during 2020, we closed 14 concessions in South Africa and one concession in Taiwan and opened one concession in China, ending the year with 17 company-operated concessions in international markets. Steve Madden stores are located in major shopping malls and in urban street locations across the United States, Canada, Mexico, South Africa, Israel, China and Taiwan.

We believe that our direct to consumer business ("DTC") will continue to enhance overall sales and profitability as well as our ability to react quickly to changing consumer trends. Our DTC business also serves as a marketing tool that allows us to strengthen global brand recognition and to showcase selected items from our full line of branded and licensed products. Furthermore, it provides us with a channel to test and introduce new products, designs and merchandising strategies. We often test new designs of Steve Madden products in our retail business before scheduling them for mass production and wholesale distribution. In addition to these benefits, we have been able to leverage sales information gathered at Steve Madden retail to assist our wholesale customers in their order placement and inventory management. Our stores play an important role in our integrated retail strategy and also serve as fulfillment and return locations for our e-commerce business. We have also launched buy online, pickup in-store in all U.S. full-price locations. We expect to open three to five new retail stores in international markets and close two to five locations, globally in 2021.

First Cost Segment

The First Cost segment earns commissions for serving as a buying agent for footwear products under private labels for many of the large mass-market retailers, shoe chains and other mid-tier retailers. As a buying agent, we utilize our expertise and our relationships with shoe manufacturers to facilitate the production of private label shoes to customer specifications. We believe that operating in the private label market provides us additional non-branded sales opportunities and leverages our overall sourcing and design capabilities. Our First Cost segment earns commissions serving as a buying agent for the procurement of women's, men's and children's footwear for large retailers. In addition, by leveraging the strength of our Steve Madden brands and product designs, we are able to partially recover our design, product and development costs from our suppliers.

Licensing Segment

We license our Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of apparel, outerwear, hosiery, jewelry, watches, eyeglasses, sunglasses, hair accessories, umbrellas, bedding and bath, and luggage. In addition, we license the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, fragrance and beauty, sleepwear, swimwear, activewear, jewelry, hair accessories, watches, slippers, bedding and bath, luggage, umbrellas and medical scrubs. We also license the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of swimwear and the FREEBIRD by Steven® trademark for operation of retail stores. Most of our license agreements require the licensee to pay us a royalty based on actual net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising the brand.
See Note Q to our consolidated financial statements included in this Annual Report on Form 10-K for additional information relating to our five operating segments.

Product Design and Development

We have established a reputation for our creative designs, marketing and trendy products at affordable price points. Our future success will substantially depend on our ability to continue to anticipate and react swiftly to changing consumer demands. To meet this objective, we have developed what we believe is an unparalleled design process that allows us to recognize and respond quickly to changing consumer demands. Our design team strives to create designs that fit our image, reflect current or anticipated trends and can be manufactured in a timely and cost-effective manner. Most new products are tested in select Steve Madden retail stores. Based on these tests, among other things, management selects our products that are then offered for wholesale and retail distribution nationwide. We believe that our design and testing processes and flexible sourcing models provide our brands with a significant competitive advantage allowing us to mitigate the risk of incurring costs associated with the production and distribution of less desirable designs.

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

Our products are manufactured overseas and most of our products are shipped via ocean freight carriers to ports principally in California and to a lesser extent in New Jersey, and via truck from Mexico to our third-party distribution facility in Texas. We rely to a lesser extent on air carriers for the shipping of products. Once our products arrive in the U.S., we distribute them mainly from six third-party distribution centers, four located in California, one located in Texas, and one located in New Jersey. Our products are also distributed through a Company-operated distribution center located in Canada. Our products are also distributed through our third-party distribution facility in Mexico. By utilizing distribution facilities specializing in fulfillment for certain wholesale accounts, Steve Madden retail stores and Internet customers, we believe that our customers are served more promptly and efficiently. Suppliers of products for our businesses in Canada and Mexico and our joint ventures in Europe, South Africa, Israel, Taiwan and China ship to ports in the respective countries, and products for our overseas distributors are shipped to freight forwarders primarily in China and Mexico where the distributor arranges for subsequent shipment.

Customers

Our wholesale customers consist principally of better department stores, major department stores, mid-tier department stores, national chains, mass merchants, value priced retailers, specialty stores and online retailers. These customers, in no particular order, include:

Nordstrom, Inc.	The TJX Companies, Inc.
Dillard's, Inc.	Amazon.com, Inc.
Macy's, Inc.	Ross Stores, Inc.
Designer Brands, Inc.	Walmart Inc.
Kohl's Corporation	Target Corporation

For the year ended December 31, 2020, Walmart Inc. represented approximately 13.9% of total revenue. At December 31, 2020, Walmart Inc. represented 19.0% of total accounts receivable, Target Corporation represented 14.9% of total accounts receivable, Ross Stores, Inc. represented 11.8% of total accounts receivable, The TJX Companies, Inc. represented 11.7% of total accounts receivable and Nordstrom, Inc. represented 10.3% of total accounts receivable. The Company did not have any other customers who accounted for more than 10% of total revenue or any other customers who accounted for more than 10% of total accounts receivable.

Distribution Channels

United States, Canada, Mexico, Europe, South Africa, Israel, Taiwan and China

We sell our products principally through department stores, specialty stores, online retailers, luxury retailers, national chains and mass merchants in the United States, Canada, Mexico and certain European nations. In addition, we sell our products in our Company-owned retail stores in the United States, Canada and Mexico, under our joint ventures in Europe, South Africa, Israel, Taiwan and China, and on our e-commerce websites. For the year ended December 31, 2020, our two Wholesale segments and our Retail segment generated net sales of approximately $949,554 and $239,389, or 79% and 20% of our total revenue, respectively. Each of these distribution channels is described below.

Department Stores. We currently sell our products to approximately 1,800 doors of 12 department store retailers throughout the United States, Canada, Mexico and certain European nations. Our major accounts include Nordstrom, Inc., Macy's, Inc., Dillard's, Inc., Belk, Inc. and Bloomingdale's, Inc.

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

In addition to merchandising support, our key account executives maintain weekly communications with their respective accounts to guide them in placing orders and to assist them in managing inventory, assortment and retail sales. We also leverage our sell-through data gathered at our retail stores to assist department stores in allocating their open-to-buy dollars to the most popular styles in the product line and phasing out styles with weaker sell-through, which, in turn, reduces markdown exposure at the end of the season.

National Chains and Mass Merchants. We currently sell to national chains and mass merchants throughout the United States, Canada, Mexico and certain European nations. Our major accounts include Walmart Inc., Target Corporation and Kohl's Corporation.

Shoe Chains/Specialty Stores. We currently sell to shoe chains and specialty store locations throughout the United States, Canada, Mexico and certain European nations. Our major specialty store accounts include DSW Designer Brands, Famous Footwear and Gap, Inc. We offer our specialty store accounts similar merchandising, sell-through and inventory tracking support offered to our department store accounts.

Off-Price. We currently sell to off-price retailers throughout the United States, Canada, Mexico and certain European nations. Our major accounts include The TJX Companies, Inc., Ross Stores, Inc. and Burlington Stores, Inc.

Internet Sales. We operate seven Internet e-commerce website stores (Steve Madden, Superga, Betsey Johnson, Blondo, Dolce Vita, GREATS and BB Dakota; our Jocelyn website was terminated as of December 31, 2020) where customers can purchase numerous styles of our Steve Madden Women's, Steven, Madden Men's, Superga, Betsey Johnson, Blondo, Dolce Vita and GREATS footwear and BB Dakota and BB Dakota x Steve Madden apparel and accessory products, as well as selected styles of Madden Girl footwear and accessory products. We also sell to online retailers throughout the United States, Europe, and Canada. Our major accounts include Zappos, Amazon, Zolando, and ASOS.

Steve Madden, Steve Madden Outlet, Steven and Superga Retail Stores. As of December 31, 2020, we operated 143 Steve Madden full-price stores within the United States, Canada and Mexico and under our joint ventures in South Africa, China, Taiwan and Israel. We also operated 66 Steve Madden outlet stores, one Steven store and one Superga store within the United States. We also operated seven e-commerce websites (Steve Madden, Superga, Betsey Johnson, Blondo, Dolce Vita, GREATS and BB Dakota; our Jocelyn website was terminated as of December 31, 2020). We believe that our retail stores will continue to enhance overall sales and profitability, and our ability to react swiftly to changing consumer trends. Our stores play an important role in our integrated retail strategy and also serve as fulfillment and return locations for our e-commerce business. In 2020 we launched a program where customers can buy online and pick up in store at all of our Steve Madden full-price locations within the United States. We have also launched buy-online-return-in-store in select locations. Our stores also serve as a marketing tool that allows us to strengthen global brand recognition and to showcase selected items from our full line of branded and licensed products. Furthermore, our retail stores provide us with a channel to test and introduce new products, designs and merchandising strategies. We often test new designs at our Steve Madden retail stores before scheduling them for mass production and wholesale distribution. In addition to these test marketing benefits, we have also been able to leverage sales information gathered at Steve Madden retail stores to assist our wholesale customers in their order placement and inventory management.

A typical Steve Madden store is approximately 1,500 to 2,000 square feet and is located in a mall or street location that we expect will attract the highest concentration of our core demographic, style-conscious customer base. The Steven and Superga stores, which are generally the same size as our Steve Madden stores, have a more sophisticated design and format styled to appeal to a more mature target audience. The typical outlet store is approximately 2,000 to 2,500 square feet and is located within outlet malls throughout the United States. Our stores play an important role in our integrated retail strategy and serve as fulfillment and return locations for our e-commerce business. We have also launched buy online, pickup in-store in select locations.

International Distributors

In addition to the countries and territories mentioned above, our products are available in many other countries and territories worldwide via retail selling and distribution agreements. Under the terms of these agreements, the distributors and retailers purchase product from us and are generally required to open a minimum number of stores each year and to pay a fee for each pair of footwear purchased and an additional sales royalty as a percentage of sales or a predetermined amount per unit of sale. Most of the distributors are required to purchase a minimum number of our products within specified periods. The agreements currently in place expire on various dates and include automatic renewals at the distributors' option provided certain conditions are met. These agreements are exclusive in their specific territories, which include certain European countries, the Middle East, South and Central America, Oceania and various countries in Asia.

Competition

The fashion industry is highly competitive. We compete with specialty shoe, apparel and accessory companies as well as companies with diversified footwear product lines, such as Aldo, Sam Edelman, Jessica Simpson, Lucky Brand and Vince Camuto. Our competitors may have greater financial and other resources than we do. We believe effective marketing and advertising, favorable brand image, fashionable styling, high quality, value and fast manufacturing turnaround are the most important competitive factors, and we intend to continue to employ these elements in our business. However, we cannot be certain that we will be able to compete successfully against our current and future competitors, or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

Marketing and Sales

We have focused on creating an integrated-brand building program to establish our Company as a leading designer of fashion footwear for style-conscious women and men. Principal marketing activities include social media and digital marketing efforts, influencer marketing, public relations, including product and brand placements in lifestyle and fashion magazines and digital outlets, in-store promotions, and events, as well as public and media appearances by our founder and Creative and Design Chief, Steven Madden. We continue to promote our e-commerce websites where customers can purchase Steve Madden, Steven, Superga, Betsey Johnson, Blondo, Dolce Vita and GREATS footwear and BB Dakota and BB Dakota x Steve Madden apparel and accessory products, as well as select styles of Madden Girl footwear and accessory products.

Management Information Systems (MIS) Operations

Sophisticated information systems are essential to our ability to maintain our competitive position and to support our growth. Our Enterprise Resource Planning (“ERP”) system is an integrated system that supports our wholesale business in the areas of finance and accounting, manufacturing-sourcing, purchase order management, customer order management and inventory control. All of our North American wholesale businesses (other than Canada, which has a separate ERP system) and our Asia first-cost and sourcing operations are operated through this ERP system. Our warehouse management system is utilized by the majority of our third-party logistics providers and is fully integrated with our ERP system. A point-of-sale system for our U.S. retail stores is integrated with a retail inventory management/store replenishment system. We have transitioned our e-commerce software to a major cloud-based provider. Complementing all of these systems are ancillary systems and third-party information processing services, including, among others, supply chain, business intelligence/data warehouse, Electronic Data Interchange, credit card processing and payroll. We undertake updates of all of these management information systems on a periodic basis in order to ensure that our functionality is continuously improved. In 2019, we invested $8,200 in a new data and recovery center, with substantially all of the project going into production in 2020.

Trademarks

We consider our Company-owned trademarks to be among our most valuable assets and have registered many of our marks in the United States and 151 other countries and in numerous International Classes. From time to time, we adopt new trademarks and new logos and/or stylized versions of our trademarks in connection with the marketing of new product lines. We believe that these trademarks have significant value and are important for purposes of identifying our Company, the marketing of our products and the products of our licensees, distinguishing them from the products of others. What follows is a list of the trademarks we believe are most significant to our business:

Steve Madden®	Report®
Steven by Steve Madden®	Report Signature®
Steven®	Dolce Vita®
Madden Girl®	DV8®
Stevies®	DV®
Stevies plus Design®	DV DOLCE VITA®
Topline®	MadLove®
Betseyville®	Blondo®
Betsey Johnson®	Blondo Waterproof plus Heart Design®
LUV BETSEY plus Kiss Design®	By Steve Madden plus Heart®
LUV BETSEY by Betsey Johnson Design®	SM Pass®
Blue by Betsey Johnson®	COOL PLANETTM
Steve Madden plus Design®	BB Dakota®
FREEBIRD By Steven®	GREATS®

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

Trademark Licensing

Our strategy for the continued growth of our business includes expanding our presence beyond footwear, apparel and accessories through the selective licensing of our brands. As of December 31, 2020, we license our Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of outerwear, hosiery, jewelry, watches, eyeglasses and sunglasses, umbrellas, bedding, luggage, fragrance and men’s leather accessories. In addition, we license the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, swimwear, slippers, fragrance and beauty, sleepwear, activewear, medical scrubs, jewelry, watches, eyeglasses and sunglasses bedding and bath, luggage, umbrellas and household goods. We also license the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of swimwear and the FREEBIRD by Steven® trademark for operation of retail stores. Most of our license agreements require the licensee to pay us a royalty based on actual net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising the brand.

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

See Notes C and P to our consolidated financial statements included in this Annual Report on Form 10-K for additional disclosure regarding these licensing arrangements.

Human Capital Resources

On February 1, 2021, we employed approximately 2,800 employees, of whom approximately 2,100 work full-time and approximately 700 work part-time. Most of our part-time employees work in the Retail segment. Approximately 1,700 of our employees are located in the United States, approximately 600 employees are located in China and Hong Kong, approximately 180 employees are located in Canada, approximately 160 employees are located in Mexico, approximately 60 employees are located in Taiwan, approximately 60 employees are located in South Africa and approximately 40 employees are located in Europe. None of our employees are represented by a union. Our management considers relations with our employees to be good. We have never experienced a material interruption of our operations due to a labor dispute.

Culture

Steve Madden is for the bold, expressive, and ambitious. Our core values – authenticity, initiative, tenacity, humility and trust are key to our competitive edge and are embedded throughout all levels of our Company. They motivate our growth, inspire our innovation, define our culture, and set the standard for all of our actions.

Authenticity: Show up to work as your true self
Initiative: Act upon good ideas quickly and be ready to iterate
Tenacity: Look at problems from all sides and be resourceful
Humility: Think from the perspective of others and always be open to learning
Trust: Build strong relationships with good will and integrity

Career Development

The fashion landscape is constantly shifting and evolving, which makes it especially important for us to invest in the ongoing career development of our employees. In service of this objective, we constantly seek out, promote, and improve upon internal programs and processes that make it possible for employees to reach their full potential. Some examples of this focus include our ongoing professional development relationship with the University of Arizona Global Campus, our tuition reimbursement program, our internal employee learning opportunities, and external conference and workshop offerings around specific industry content as well as leadership, coaching, and management training in general. Mentoring, timely performance evaluations and feedback are also key elements of our career development efforts at our Company.

Diversity and Inclusion

We believe that finding, employing and retaining people from all backgrounds, ethnicities, genders, lifestyles and belief systems have been the cornerstones of meeting the needs of our diverse consumer base and building a global business. By embracing a diverse and inclusive workplace, we create an environment that offers all our employees opportunities to succeed. We want all our employees to be as successful as they can be and to reach their full potential no matter who they are, where they are from or what they believe. In the spirit of this core belief, we strive to build an increasingly inclusive culture where all employees feel free to express themselves and have opportunities to grow. In 2020, we engaged in the following diversity initiatives, among others:
•we established a Diversity and Inclusion Council made up of key leaders in our Company to oversee the implementation of our detailed Diversity and Inclusion Strategic Plan;
•employees formed two employee resource groups - one for Black employees and allies called Black Sole and one for LGBTQ employees and allies called SM Pride;
•we signed the Open to All pledge with other major brands and retailers;
•we joined the Black in Fashion Council;
•we implemented Company-wide Diversity and Inclusion training;
•we joined Hive Diversity and are partnering with Historically Black Colleges and Universities to establish diverse pipelines of talent and expand our recruiting; and
•we launched Adaptive Kids footwear, soon to expand to adults.

Wellness

We see personal health and fitness of our employees as key to long-term professional success, which is why we offer benefits and programs focused on physical, emotional, and financial well-being. These include mindfulness and meditation training, financial wellness seminars, health fairs, discounted gym memberships, free flu shots, and on-site discounted food. We also offer an Employee Assistance Program with a range of programs, resources and tools that can help with myriad issues. To help manage work-life balance, we offer a paid membership to Care.com so employees can find childcare, senior care, special needs care and other related services.

COVID-19

The health and safety of our team members is of the highest importance. Our focus on the safety of our team members is evident in our response to COVID-19 starting back in March 2020. We initially closed down all stores to ensure the safety of our customers and retail associates, and then we added working from home flexibility for our corporate positions that can be accomplished remotely. We increased cleaning protocols, implemented onsite temperature screening, upgraded our HVAC systems, provided personal protective equipment and related supplies as needed, established new spacing and schedules to maximize social distancing while at work, and have also provided regular communications regarding impacts of COVID-19, including health and safety protocols and procedures.

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

Backlog

We had unfilled wholesale customer orders of approximately $310,198 and $328,600, as of February 1, 2021 and February 3, 2020, respectively. Our backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks and wholesale customer purchases of our core products through our open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

ITEM 1A.    RISK FACTORS

You should carefully consider the risks and uncertainties we describe below and the other information in this Annual Report on Form 10-K before deciding to invest in, sell or retain shares of our common stock. These are not the only risks and uncertainties that we face. Other sections of this report may discuss factors that could adversely affect our business. Our industry is highly competitive and subject to rapid change. There may be additional risks and uncertainties that we do not currently know about, that we currently believe are immaterial, or that we have not predicted, which may also harm our business or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations and liquidity could be materially harmed.

COVID-19 RISKS

Our ability to maintain adequate liquidity when negatively impacted by unforeseen events such as an epidemic or pandemic such as COVID-19, which may cause disruption to our business operations and temporary closure of Company-operated and wholesale partner retail stores, resulting in a significant reduction in revenue for an indeterminable period of time.

In December 2019, COVID-19 emerged and spread worldwide. The World Health Organization declared COVID-19 a pandemic in March 2020, resulting in federal, state and local governments and private entities mandating various restrictions, including the closure of non-essential businesses, travel restrictions, restrictions on public gatherings, stay-at-home orders and advisories and quarantining of people who may have been exposed to the virus. After closely monitoring and taking into consideration the guidance from federal, state and local governments, in March 2020, we temporarily closed all of our stores and our corporate offices in the U.S. and the vast majority of our stores and offices globally. As of August 2020, the vast majority of our stores and corporate offices in the U.S. and globally reopened. In the fourth quarter 2020, we had to re-close one-third of our stores, and currently almost all our stores are open again. However, there can be no assurance that our stores or offices will continue to remain open if there is a subsequent surge in COVID-19 cases or national or local governments institute lock-down or other restrictive measures where we manufacture or sell our products. These and other similar factors have had and may continue to have a material adverse impact on our business, results of operations, financial position and cash flow.

INDUSTRY RISKS

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

The fashion footwear, accessories and apparel industry is highly competitive and barriers to entry are low. Our competitors include specialty companies as well as companies with diversified product lines. Market growth in the sales of fashion footwear, accessories and apparel has encouraged the entry of many new competitors and increased competition from established companies. Many of these competitors, including Aldo, Sam Edelman, Jessica Simpson, Lucky Brand and Vince Camuto, may have significantly greater financial and other resources than we do, and there can be no assurance that we will be able to compete successfully with these and other fashion footwear, accessories and apparel companies. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share and could have a material adverse effect on our business, financial condition, results of operations and liquidity.

If we and the retailers that are our customers are unable to adapt to recent and anticipated changes in the retail industry, the sales of our products may decline, which could have a material adverse effect on our financial condition, results of operations and liquidity.

In recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers in the United States and in foreign markets may further consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our or our licensees’ products or increase the ownership concentration within the retail industry. Changing shopping patterns, including the rapid expansion of online retail shopping and the effect of the COVID-19 pandemic, have adversely affected customer traffic in mall and outlet centers, particularly in North America. We expect competition in the e-commerce market will intensify. As a greater portion of consumer expenditures with retailers occurs online and through mobile commerce applications, our brick-and-mortar retail customers who fail to successfully integrate their physical retail stores and digital retail may experience financial difficulties, including store closures, bankruptcies or liquidations. A continuation or worsening of these trends could cause financial difficulties for one or more of our major customers, which, in turn, could substantially increase our credit risk and have a material adverse effect on our results of operations, financial condition and cash flows. We have little or no control over how our customers will respond to the challenges posed by these changes in the retail industry. Our success will be determined, in part, on our and our customers’ ability to manage the impact of the rapidly changing retail environment and identify and capitalize on retail trends, including technology, e-commerce and other process efficiencies that will better service our customers. If we and our customers fail to compete successfully, our businesses, market share, results of operations and financial condition could be materially and adversely affected. While such changes in the retail industry themselves to date have not had a material adverse effect on our business or financial condition, results of operations and liquidity, there can be no assurance as to the future effect of any such changes.

RISKS RELATING TO OUR COMPANY

The loss of Steve Madden, our founder and Creative and Design Chief, or members of our executive management team could have a material adverse effect on our business.

The growth and success of our Company since its inception more than a quarter century ago is attributable, to a significant degree, to the talents, skills and efforts of our founder and Creative and Design Chief, Steven Madden. An extended or permanent loss of the services of Mr. Madden could severely disrupt our business and have a material adverse effect on our Company. We also depend on the contributions of the members of our senior management team. Our senior executives have substantial experience and expertise in our business and industry and have made significant contributions to our growth and success. Competition for executive talent in the fashion footwear, accessories and apparel industries is intense. While our employment agreements with Mr. Madden and most of our senior executives include a non-compete provision in the event of the termination of employment, the non-compete periods are of limited duration and scope. Although we believe we have depth within our senior management team, if we were to lose the services of Mr. Madden or any of our senior executives, and especially if any of these individuals were to join a competitor or form a competing company, our business and financial performance could be seriously harmed. A loss of the skills, industry knowledge, contacts and expertise of Mr. Madden or any of our senior executives could cause a setback to our operating plan and strategy.

If we are not successful in implementing our growth strategy or integrating acquired businesses, we may not be able to take advantage of certain market opportunities and may become less competitive.

Our business has grown organically and as a result of business acquisitions. In order to gain from our acquisitions, we must be effective in integrating the businesses acquired into our overall operations. Further, the expansion of our operations has increased and will continue to increase the demand on our managerial, operational and administrative resources. In recent years, we have invested significant resources in, among other things, our management information systems and hiring and training of new personnel. However, in order to manage currently anticipated levels of future demand, we may be required to, among other things, expand our distribution facilities, establish relationships with new manufacturers to produce our products and continue to expand and improve our financial, management and operating systems. We may experience difficulty integrating acquired businesses into our operations and may not achieve anticipated synergies from such integration. There can be no assurance that we will be able to manage future growth effectively and a failure to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity.

If one or more of our significant customers were to reduce or stop purchases of our products, our sales and profits could decline.

The retailers that are our customers consist principally of better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, and pure-play e-commerce retailers. Certain of our department store customers, including some under common ownership, account for significant portions of our wholesale business. We generally enter into a number of purchase order commitments with our customers for each of our lines every season and do not enter into long-term agreements with any of our customers. Therefore, a decision by a significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us or to change its manner of doing business could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our financial results are subject to quarterly fluctuations.

Our results of operations may fluctuate from quarter to quarter and are affected by a variety of factors, including:

•the timing of larger shipments of products;
•market acceptance of our products;
•the mix, pricing and presentation of the products offered and sold;
•the hiring and training of additional personnel;
•inventory write downs for obsolescence;
•the cost of materials;
•the product mix between wholesale, retail and licensing businesses;
•the incurrence of other operating costs;
•factors beyond our control, such as general economic conditions, declines in consumer confidence and actions of competitors;
•the timing of holidays; and
•weather conditions.

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

We sell our products primarily to retail stores across the United States and extend credit based on an evaluation of each customer's financial condition, usually without collateral. Various retailers, including some of our customers, have experienced financial difficulties, which has increased the risk of extending credit to such retailers. Even though we seek to mitigate the risks of extending credit by factoring most of our accounts receivable and obtaining letters of credit for others, if any of our customers were to experience a shortage of liquidity, the risk that the customer's outstanding payables to us would not be paid could cause us to curtail business with the customer or require us to assume more credit risk relating to the customer's accounts payable.

Our stock price may fluctuate substantially if our operating results are inconsistent with our forecasts or those of analysts who follow us.

The trading price of our common stock periodically may rise or fall based on the accuracy of forecasts of our future performance. One of our primary business objectives is to maximize the long-term strength, growth and profitability of our Company, rather than to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term goal is in our best interests and those of our stockholders. Although we have temporarily suspended offering guidance as to our quarterly and annual forecast of net sales and earnings, we recognize that it may be helpful to our stockholders and potential investors to provide such guidance in the future. In that case, we will endeavor to provide meaningful and considered guidance at the time it is provided and generally expect to provide updates to our guidance when we report our quarterly results. However, our actual results may differ from our forecasts as the guidance is based on assumptions and expectations that may or may not come to pass. As such, we assume no responsibility to update any of our forward-looking statements at such times or otherwise. If and when we announce actual results that differ from those that we have forecast, the market price of our common stock could be adversely affected. Investors who rely on these forecasts in making investment decisions with respect to our common stock do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in the price of our common stock.
In addition, outside securities analysts may follow our financial results and issue reports that discuss our historical financial results and their predictions of our future performance. These analysts' predictions are based upon their own opinions and are often different from our own forecasts. Our stock price could decline if our results are below the estimates or expectations of these outside analysts.

FOREIGN SOURCING RISKS

Disruptions to our product delivery systems and failure to effectively manage inventory based on business trends across various distribution channels could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Most of our products for U.S. distribution are shipped to us via ocean freight carriers to ports primarily in California, and to a lesser extent in New Jersey and Texas. The trend-focused nature of the fashion industry and the rapid changes in customer preferences leave us vulnerable to the risk of inventory obsolescence. Our reliance upon ocean freight transportation for the delivery of our inventory exposes us to various inherent risks, including port workers’ union disputes and associated strikes, work slow-downs and stoppages, severe weather conditions, natural disasters, and terrorism, any of which could result in delivery delays and inefficiencies, increase our costs and disrupt our business. Any severe and prolonged disruption to ocean freight transportation could force us to use alternate and more expensive transportation systems. Efficient and timely inventory deliveries and proper inventory management are important factors in our operations. Inventory shortages can adversely affect the timing of shipments to customers and diminish sales and brand loyalty. Conversely, excess inventories can result in lower gross margins due to the excessive discounts and markdowns that may be necessary to reduce high inventory levels. Severe and extended delays in the delivery of our inventory or our inability to effectively manage our inventory could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our foreign manufacturers’ inability to produce our goods in a timely manner or to meet our quality standards could adversely affect our financial results and harm our brands’ reputation.

    We do not own or operate any foreign manufacturing facilities and, therefore, are dependent upon third parties to manufacture most of our products. The risks inherent in reliance on foreign manufacturing include work stoppages, transportation delays, public health emergencies, social unrest, changes in local economic conditions, and political upheavals. During 2020, 78% of our total purchases were from China. In the first quarter of 2020, China experienced a public health emergency due to the spread of COVID-19, and manufacturing facilities that produce our products were initially shut down and then resumed at limited capacity. Subsequently, COVID-19 became a world-wide pandemic, affecting all of our foreign manufacturing facilities. Due to a resurgence of the COVID-19 virus, some of those facilities have shut down entirely and others are operating at limited capacity. We cannot accurately predict when and whether those manufacturers will return to full capacity or the extent to which the COVID-19 pandemic will have short- or long-term adverse effects on the ability of manufacturers in China and other countries to produce our products. The inability of Chinese or other manufacturers to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items. Such failures could result in the cancellation of orders, customers’ refusal to accept deliveries, a reduction in purchase prices, and ultimately, termination of a customer relationship, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. In that case, we may be required to seek alternative sources of materials or products. Although we believe that we can manage our exposure to these risks, we cannot be certain that we will be able to identify such alternative materials or sources without delay or without greater cost to us. Our inability to identify and secure alternative sources of supply in this situation could have a material adverse effect on our ability to satisfy customer orders.

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

On December 31, 2020, the Generalized System of Preferences ("GSP") expired. GSP is a trade program that provides nonreciprocal, duty-free treatment for certain U.S. imports (including handbags) from qualifying developing countries including Cambodia, Myanmar, Thailand, Indonesia, Sri Lanka, the Philippines, and Pakistan, among others. We currently manufacture handbags in GSP countries, primarily Cambodia. The additional tariff to be paid on such products ranges from 3.3% to 17.6%. GSP has historically been renewed, despite lapsing several times, and upon renewal has been retroactive in nature. There is a current debate in Congress as to whether reauthorize the program “as is” or revise GSP eligibility criteria to include environmental and labor conditions. If GSP is not renewed and our efforts to mitigate the impact of this additional tariff are not successful, the imposition of tariffs on handbags that we manufacture in related countries could have a material adverse effect on our business and results of operations.

If our manufacturers, the manufacturers used by our licensees or our licensees themselves fail to use acceptable labor practices or to otherwise comply with local laws and other standards, our business could suffer.

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

GLOBAL BUSINESS RISKS

Our global operations expose us to a variety of legal, regulatory, political and economic risks that may adversely impact our results of operations in certain regions.

As a result of our international operations, we are subject to risks associated with our operations in international markets as a result of a number of factors, many of which are beyond our control. These risks include, among other things:

•the challenge of managing broadly dispersed foreign operations;
•inflationary pressures and economic changes or volatility in foreign economies;
•the burdens of complying with the laws and regulations of both U.S. and foreign jurisdictions;
•additional or increased customs duties, tariffs, taxes and other charges on imports or exports;
•political corruption or instability;
•geopolitical regional conflicts, terrorist activity, political unrest, civil strife and acts of war;
•local business practices that do not conform to U.S. legal or ethical guidelines;
•anti-American sentiment in foreign countries in which we operate;
•delays in receipts of our products at our distribution centers due to labor unrest, increasing security requirements or other factors at U.S. or foreign ports;
•significant fluctuations in the value of the dollar against foreign currencies;
•increased difficulty in protecting our intellectual property in foreign jurisdictions;
•restrictions on the transfer of funds between the U.S. and foreign nations; and
•natural disasters or health epidemics in areas in which our businesses, customers, suppliers and licensees are located.

All of these factors could disrupt our operations or limit the countries in which we sell or source our products, significantly increase the cost of operating in or obtaining materials originating from certain countries, result in decreased revenues, and materially and adversely affect our product sales, financial condition and results of operations.

We are subject to the U.S. Foreign Corrupt Practices Act, which prohibits the payment of bribes to foreign officials to assist in obtaining or retaining business. We are also subject to anti-corruption laws of the foreign countries in which we operate. Although we have implemented policies and procedures that are designed to promote compliance with such laws, our employees, contractors and agents may take actions that violate our policies and procedures. Any such violation could result in sanctions or other penalties against us and have an adverse effect on our business, reputation and operating results.

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

We are subject to the tax laws and regulations of numerous jurisdictions as a result of our international operations. These tax laws and regulations are highly complex and significant judgment and specialized expertise is required in evaluating and estimating our worldwide provision for income taxes. We are subject to audit by the taxing authorities in each jurisdiction where we conduct our business and any one of these jurisdictions may assess additional taxes against us as a result of an audit. The final determination with respect to any tax audits, and any related litigation, could be different from our estimates or from our historical tax provisions and accruals. The outcome of any audit or audit-related litigation could have a material adverse effect on our operating results or cash flows in the periods for which that determination is made and may require a restatement of prior financial reports. In addition, future period earnings may be adversely impacted by litigation costs, settlement payments or interest or penalty assessments.

INFORMATION TECHNOLOGY RISKS

Disruption of our information technology systems and websites could adversely affect our financial results and our business reputation.

We are heavily dependent upon our information technology systems to record and process transactions and manage and operate all aspects of our business. We also have e-commerce websites for direct retail sales.

Given the nature of our business and the significant number of transactions in which we engage annually, it is essential that we maintain constant operation of our information technology systems and websites and that they operate effectively. We depend on our in-house information technology employees and third parties, including “cloud” service providers, to maintain and periodically update and upgrade our systems and websites to support the growth of our business. We also maintain an off-site server data facility that records and processes information regarding our vendors and customers and their transactions with us. Our internal cybersecurity controls and systems are audited on an annual basis to ensure they are working effectively. External security testing is also conducted annually on our stores, corporate locations and e-commerce sites. Issues noted during audit or testing are remediated and subsequently retested to ensure proper closure. We are also audited both internally and externally to maintain compliance with the Sarbanes-Oxley Act, PCI-DSS, GDPR and CCPA. In addition, security training is conducted annually for our employees via a recognized market leading platform for Security Awareness and Training Solutions. Email Phishing campaigns are also conducted via this platform by the Information Security team throughout the year. A cyber security awareness campaign is launched each October in conjunction with Cyber Security Awareness Month. Despite our preventative efforts, our information technology systems and websites may, from time to time, be vulnerable to damage or interruption from events such as computer viruses, security breaches, power outages and difficulties in replacing or integrating the systems of acquired businesses. Any such problems or interruptions could result in loss of valuable business data, our customers' or employees' personal information, disruption of our operations and other adverse impacts to our business and require significant expenditures by us to remediate any such failure, problem or breach. In addition, we must comply with increasingly complex regulatory standards enacted to protect business and personal data and an inability to maintain compliance with these regulatory standards could subject us to legal risks and penalties. Although we maintain insurance coverage aimed at addressing certain of these risks, there can be no assurance that insurance coverage will be available or that the amounts of coverage will be adequate to cover a specific loss.

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

In addition to our own confidential and proprietary business information, a routine part of our business includes the gathering, processing and retention of sensitive and confidential information pertaining to our customers, employees and others. We, our business partners or our service providers may not have the resources or technical sophistication to anticipate or prevent the rapidly evolving and complex cyber-attacks being unleashed by increasingly sophisticated hackers and data thieves. As a result, our facilities and information technology systems, as well as those of our business partners and third-party service providers, may be vulnerable to cyber-attacks and breaches, acts of vandalism, ransomware, software viruses and other similar types of malicious activities. Any actual or threatened cyber-attack may cause us to incur unanticipated costs, including costs related to the hiring of additional computer experts, business interruption, engaging third-party cyber security consultants and upgrading our information security technologies. As a result of recent security breaches at a number of prominent companies, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become more uncertain. Any compromise or breach of our information technology systems or those of our business partners or service providers that results in the misappropriation, loss or other unauthorized disclosure of a customer’s or other person’s private, confidential or proprietary information could result in:

•a loss of confidence in us by our customers and business partners;
•violate applicable privacy and other laws;
•expose us to litigation and significant potential liability; or
•require us to expend significant resources to remedy any such breach and redress any damages cause by such a breach.

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

INTELLECTUAL PROPERTY RISKS

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

We license to others the rights to produce and market certain products that are sold under our trademarks. Although we retain significant control over our licensees’ products and advertising, we rely on our licensees for operational and financial control over their businesses. If the quality, image or distribution of our licensed products diminish, customer acceptance of and demand for our brands and products could decline. This could materially and adversely affect our business and results of operations. In fiscal year 2020, approximately 90% of our net royalties were derived from our top five licensed product lines. A decrease in customer demand for any of these product lines could have a material adverse effect on our results of operations and financial condition. Furthermore, if we are unable to engage an adequate replacement for a terminated licensee or to engage such a replacement for an extended period, our revenues and results of operations could be adversely affected.

GENERAL RISK FACTORS

Changes in economic conditions may adversely affect our financial condition, results of operations and liquidity.

Our opportunities for long-term growth and profitability are accompanied by significant challenges and risks, particularly in the near term. Specifically, our business is dependent on consumer demand for our products and the purchase of our products by consumers is largely discretionary. Consumer confidence and discretionary spending could be adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs, food costs and other economic factors. A downturn in economic conditions leading to a reduction in consumer confidence and discretionary spending could have a negative effect on our sales and results of operations during the year ending December 31, 2021 and thereafter.

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

Other jurisdictions are contemplating changes or have unpredictable enforcement activity. Increases in applicable tax rates, implementation of new taxes, changes in applicable tax laws and interpretations of these tax laws and actions by tax authorities in jurisdictions in which we operate could reduce our after-tax income and have an adverse effect on our results of operations.

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

Location	Leased/Owned	Primary Use	Approximate Area Square Feet
Dongguan, China	Leased	Offices and sample production	154,900
Long Island City, NY	Leased	Executive offices	111,000
Montreal, Canada	Leased	Offices, warehouse	105,800
Bellevue, WA	Leased	Offices, Topline	41,500
New York, NY	Leased	Offices and showroom, Accessories	27,200
New York, NY	Leased	Showroom	21,800
New York, NY	Leased	Offices and showroom, Schwartz & Benjamin	20,500
Costa Mesa, CA	Leased	Offices, BB Dakota	10,500
New York, NY	Leased	Offices and showroom	10,000
Putian City, China	Leased	Offices	8,700
Long Island City, NY	Leased	Storage	7,200
León, Mexico	Leased	Offices	6,400
Mexico City, Mexico	Leased	Offices, SM Mexico	5,700
Kowloon, Hong Kong	Leased	Offices	4,800
Los Angeles, CA	Leased	Offices, BB Dakota	4,800
Brooklyn, NY	Leased	Offices, GREATS	3,800
Miami Gardens, FL	Leased	Storage	3,600
Los Angeles, CA	Leased	Showroom, Steven	2,700
Seattle, WA	Leased	Showroom and offices, Topline	2,400
Long Island City, NY	Owned	Other	2,200
Shanghai, China	Leased	Showroom	1,700
Mississauga, Canada	Leased	Showroom	1,000
Dallas, TX	Leased	Showroom	1,000

All of our retail stores are leased pursuant to leases that, under their original terms, extend for an average of ten years. Many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes over the base year. The current terms of our retail store leases expire as follows:

Year	Number of Stores
2021	31
2022	56
2023	36
2024	21
2025	26
2026	23
2027	9
2028	6
2029	5
2030	2

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

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
($ in thousands, except share and per share data)

Market Information. Our shares of common stock have traded on the NASDAQ Global Select Market since August 1, 2007 under the trading symbol SHOO and were traded on the NASDAQ National Market prior to that date. The following table sets forth the range of high and low closing sales prices for our common stock during each fiscal quarter during the two-year period ended December 31, 2020 as reported by the NASDAQ Global Select Market. The trading volume of our securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in our securities may be adversely affected.

Common Stock
2020	High	Low	2019	High	Low
Quarter ended March 31, 2020	$43.47	$16.38	Quarter ended March 31, 2019	$35.38	$29.71
Quarter ended June 30, 2020	$30.00	$17.83	Quarter ended June 30, 2019	$36.87	$29.43
Quarter ended September 30, 2020	$25.13	$18.47	Quarter ended September 30, 2019	$36.82	$28.85
Quarter ended December 31, 2020	$36.05	$19.24	Quarter ended December 31, 2019	$44.80	$33.20

Holders. As of February 25, 2021, there were 156 holders of record and approximately 23,000 beneficial owners of our common stock.

Dividends. Beginning in the first quarter of 2018, we began paying a quarterly cash dividend on our outstanding shares of common stock. At the end of March 2020, in response to the COVID-19 pandemic, as a precautionary measure our Board of Directors temporarily suspended the payment of dividends. In February 2021, our Board of Directors declared a quarterly dividend of $0.15 per share payable on March 26, 2021 to stockholders of record on March 16, 2021. The payment of future dividends will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, our financial condition, capital requirements, general business conditions and other factors. Therefore, we can give no assurance that cash dividends of any kind will be paid to holders of our common stock in the future.

Equity Compensation Plans. Information regarding our equity compensation plans as of December 31, 2020 is disclosed in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Repurchases of Equity Securities. Our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase of our common stock. Most recently, on April 24, 2019, the Board of Directors approved the extension of our Share Repurchase Program for up to $200,000 in repurchases of our common stock, which included the amount remaining under the prior authorization. The Share Repurchase Program permits us to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in our best interest. In the middle of March 2020, in response to the COVID-19 pandemic, as a precautionary measure the Board of Directors temporarily suspended the repurchase of our common stock, which the Board of Directors reinstated on February 24, 2021. During the twelve months ended December 31, 2020, we repurchased an aggregate of 769,526 shares of our common stock under the Share Repurchase Program, at a weighted average price per share of $32.97, for an aggregate purchase price of approximately $25,369, which includes the amount remaining under the prior authorization. As of December 31, 2020, approximately $111,590 remained available for future repurchases under the Share Repurchase Program. The following table presents the total number of shares of our common stock, $.0001 par value, purchased by us in the three months ended December 31, 2020, the average price paid per share and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period pursuant to our Share Repurchase Program. See also Note L to the Consolidated Financial Statements. During the three months ended December 31, 2020, there were no sales by us of unregistered shares of common stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2020 - 10/31/2020	2,505	$20.05	$111,590
11/1/2020 - 11/30/2020	5,350	27.54	111,590
12/1/2020 - 12/31/2020	479,809	34.57	111,590
Total	487,664	$34.42

(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan, each provide us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy all or part of the tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax-withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the fourth quarter of 2020 in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements with an aggregate purchase price of approximately $16,786.

Performance Graph. The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the period beginning on December 31, 2015, and ending on December 31, 2020, with the cumulative total return on the Russell 2000 Index and a peer group index. In 2016, we decided to remove the S&P 500 Footwear Index and replace it with a peer group index of companies we believe are engaged in similar businesses, because we believe the composition of the new peer group is more representative of our current business. The peer group index consists of six companies: Caleres, Inc., Crocs, Inc., Deckers Outdoor Corporation, Genesco Inc., Skechers U.S.A., Inc. and Wolverine World Wide, Inc.

The comparison assumes that $100 was invested on December 31, 2015 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

240
220
200
180
160
140
120
100
80
60
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
Steven Madden, Ltd.
Russell 2000 Index
Peer Group

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Steven Madden, Ltd.	$100.00	$118.30	$154.53	$152.69	$220.54	$182.35
Russell 2000 Index	$100.00	$121.31	$139.08	$123.76	$155.35	$186.36
Peer Group	$100.00	$101.06	$135.37	$136.77	$190.82	$220.39

ITEM 6.    SELECTED FINANCIAL DATA
($ in thousands, except share and per share data)

The following selected financial data has been derived from our audited consolidated financial statements. The Income Statement data relating to 2020, 2019 and 2018, and the Balance Sheet data as of December 31, 2020 and 2019 should be read in conjunction with the information provided in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

	INCOME STATEMENT DATA Year Ended December 31,
	2020	2019	2018	2017	2016
Net sales	$1,188,943	$1,768,135	$1,653,609	$1,546,098	$1,399,551
Commission and licensing fee income	12,871	19,022	24,125	20,985	20,301
Total revenue	1,201,814	1,787,157	1,677,734	1,567,083	1,419,852
Cost of sales (exclusive of depreciation and amortization)	737,273	1,101,140	1,037,571	968,357	877,568
Gross profit	464,541	686,017	640,163	598,726	542,284
Operating expenses	414,978	503,270	466,781	427,942	373,108
Impairment charges	44,273	4,050	—	1,000	—
Impairment of lease right-of-use asset and store fixed assets	36,895	1,883	—	—	—
(Loss)/income from operations	(31,605)	176,814	173,382	169,784	169,176
Interest and other income - net	1,620	4,412	3,958	2,543	1,824
(Loss)/income before provision for income taxes	(29,985)	181,226	177,340	172,327	171,000
(Benefit)/provision for income taxes	(11,704)	39,504	46,841	53,189	49,726
Net (loss)/income	(18,281)	141,722	130,499	119,138	121,274
Less: net income attributable to non-controlling interests	116	411	1,363	1,190	363
Net (loss)/income attributable to Steven Madden, Ltd.	$(18,397)	$141,311	$129,136	$117,948	$120,911

Basic net (loss)/income per share	$(0.23)	$1.78	$1.58	$1.43	$1.41
Diluted net (loss)/income per share	$(0.23)	$1.69	$1.50	$1.36	$1.35
Basic weighted average common shares outstanding	78,635	79,577	81,664	82,736	85,664
Effect of dilutive securities - options/restricted stock	—	4,069	4,433	4,009	3,670
Diluted weighted average common stock outstanding	78,635	83,646	86,097	86,745	89,334

Cash dividends declared per common share	$0.15	$0.57	$0.53	$—	$—

	BALANCE SHEET DATA At December 31,
	2020	2019	2018	2017	2016
Total assets	$1,137,761	$1,278,647	$1,072,570	$1,057,161	$960,875
Working capital	462,325	437,608	478,436	438,906	345,544
Noncurrent liabilities	111,476	156,152	33,199	41,617	36,676
Stockholders' equity	$790,369	$841,224	$814,682	$808,932	$741,072

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

Overview:
($ in thousands, except retail sales data per square foot, earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries design, source, market and sell fashion-forward branded and private label footwear for women, men and children. In addition, we design, source, market and sell branded fashion handbags, apparel and accessories, as well as private label fashion handbags and accessories. We market and sell our products through better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, and online retailers, throughout the United States, Canada, Mexico and certain other European nations. In addition, our products are marketed through our retail stores and our e-commerce websites within the United States, Canada and Mexico, our joint ventures in Europe, South Africa, Israel, Taiwan and China, and under special distribution arrangements in certain European countries, the Middle East, South and Central America, Oceania and various countries in Asia. Our product lines include a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality products in popular styles at accessible price points, delivered in an efficient manner and time frame.

Our business comprises five distinct segments: Wholesale Footwear, Wholesale Accessories/Apparel, Retail, First Cost and Licensing. Our Wholesale Footwear segment includes the following brands: Steve Madden Women's®, Madden Girl®, Steve Madden Men's®, Madden®, Report®, Dolce Vita®, DV Dolce Vita®, Mad Love®, Steven by Steve Madden®, Superga® (under license), Anne Klein® (under license), Betsey Johnson®, Betseyville®, Steve Madden Kids®, GREATS® and Blondo®, and includes our International business and certain private label footwear business. Our Wholesale Accessories/Apparel segment includes Steve Madden®, Big Buddha®, Betsey Johnson®, Steven by Steve Madden®, Madden Girl®, Luv Betsey®, Anne Klein® (under license), Cejon®, BB Dakota®, BB Dakota x Steve Madden, and Cupcakes & Cashmere® (under license) brands and includes our International business and certain private label accessories business. Steven Madden Retail, Inc., our wholly owned retail subsidiary, that comprises our Retail segment, operates Steve Madden, Steven, Superga and International retail stores, as well as Steve Madden, Superga, Betsey Johnson, Blondo, Dolce Vita, GREATS and BB Dakota e-commerce websites. The First Cost segment represents activities of a subsidiary that earns commissions for serving as a buying agent for footwear products under private labels for many U.S. large mass-market merchandisers, shoe chains and other value priced retailers. Our Licensing segment is engaged in the licensing of Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of apparel, outerwear, hosiery, jewelry, watches, eyeglasses, sunglasses, hair accessories, umbrellas, bedding and bath, and luggage. In addition, we license the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, fragrance and beauty, sleepwear, swimwear, activewear, jewelry, hair accessories, watches, slippers, bedding and bath, luggage, umbrellas and medical scrubs. We also license the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of swimwear and the FREEBIRD by Steven® trademark for operation of retail stores.

Dividends
A quarterly cash dividend of $0.15 per share on our outstanding shares of common stock was paid on March 27, 2020. At the end of March 2020, in response to the COVID-19 pandemic, as a precautionary measure our Board of Directors temporarily suspended the payments of dividends. The aggregate cash dividends paid for the twelve months ended December 31, 2020 was $12,459.

On February 24, 2021, our Board of Directors approved the reinstatement of a quarterly cash dividend. The quarterly dividend of $0.15 per share is payable on March 26, 2021 to stockholders of record as of the close of business on March 16, 2021.

Reclassifications

Certain reclassifications were made to prior years' amounts to conform to the 2020 presentation.

Executive Summary

In December 2019, COVID-19 emerged and spread worldwide. The World Health Organization declared COVID-19 a pandemic in March 2020, resulting in federal, state and local governments and private entities mandating various restrictions, including the closure of non-essential businesses, travel restrictions, restrictions on public gatherings, stay-at-home orders and advisories and quarantining of people who may have been exposed to the virus. After closely monitoring and taking into consideration the guidance from federal, state and local governments, in March 2020, we temporarily closed all of our stores and our corporate offices in the U.S. and the vast majority of our stores and offices globally. As of August 2020, the vast majority of our stores and corporate offices in the U.S. and globally reopened. These and other factors have had and may continue to have a material impact on our business, results of operations, financial position and cash flow. In response to the COVID-19 pandemic, we took precautionary measures to maintain adequate liquidity and financial flexibility by temporarily suspending share repurchases and the quarterly cash dividend; temporarily suspending salaries of our founder and Creative and Design Chief, Steve Madden, our Chairman and Chief Executive Officer, Edward Rosenfeld, and our Board of Directors (all of which were reinstated on October 1); temporarily reducing salaries by 30% for our President, Chief Financial Officer, Chief Operating Officer and Chief Merchandising Officer (all of which were reinstated on August 1); temporarily reducing salaries by graduated amounts for all other employees earning over $100 per year (all of which were reinstated on August 1); significantly scaling back on non-essential operating expenses, and capital expenditures and inventory purchases.

The impact of COVID-19 resulted in an unprecedented decline in our revenue and earnings during the year ended 2020, including but not limited to, charges from adjustments to the carrying amount of certain trademarks, long-lived asset impairment charges and restructuring and other related charges. We expect the pandemic will continue to have a significant negative impact on our revenue and earnings during 2021.

Total revenue for 2020 decreased by 32.8% to $1,201,814 from $1,787,157 in 2019, with decreases in all segments as a result of the impact of the COVID-19 pandemic.

Net loss attributable to Steven Madden, Ltd. was $18,397 in 2020 compared to net income attributable to Steven Madden, Ltd. of $141,311 in 2019. Our effective tax rate for 2020 increased to 39.0% compared to 21.8% recorded in 2019. Diluted loss per share in 2020 was $0.23 per share on 78,635 diluted weighted average shares outstanding compared to diluted earnings of $1.69 per share on 83,646 diluted weighted average shares outstanding in the prior year.

We did not report same store sales or sales per square foot data in 2020 due to the COVID-19 pandemic and the subsequent closure of our brick-and-mortar stores from the second half of March through at least the end of May and subsequent mandated closures. As of December 31, 2020, we had 218 stores in operation, compared to 227 stores as of December 31, 2019. This decrease resulted from the closure of nine full-price stores, four outlet stores and one e-commerce website partially offset by the opening of three full-price stores and two outlet stores.

Our inventory turnover (calculated on a trailing four quarter average) for the years ended December 31, 2020 and 2019 was 7.1 times and 8.1 times, respectively. Our total company accounts receivable average collection days were 73 days in 2020 compared to 70 days in 2019. As of December 31, 2020, we had $287,166 in cash, cash equivalents and short-term investments, no debt and total stockholders’ equity of $790,369. Working capital increased to $462,325 as of December 31, 2020, compared to $437,608 on December 31, 2019. The increase in working capital was primarily due to actions taken as a result of the COVID-19 pandemic.
As we look ahead, we remain focused on delivering trend-right product, deepening connections with our consumers, enhancing our digital commerce business, and efficiently managing our inventory and expenses.

The following table sets forth information on operations for the periods indicated:

Selected Financial Information

	Years Ended December 31, ($ in thousands)
	2020		2019		2018
CONSOLIDATED:
Net sales	$1,188,943	98.9%	$1,768,135	98.9%	$1,653,609	98.6%
Commission and licensing fee income	12,871	1.1%	19,022	1.1%	24,125	1.4%
Total revenue	1,201,814	100.0%	1,787,157	100.0%	1,677,734	100.0%
Cost of sales (exclusive of depreciation and amortization)	737,273	61.3%	1,101,140	61.6%	1,037,571	61.8%
Gross profit	464,541	38.7%	686,017	38.4%	640,163	38.2%
Operating expenses	414,978	34.5%	503,270	28.2%	466,781	27.8%
Impairment of intangibles	44,273	3.7%	4,050	0.2%	—	—%
Impairment of lease right-of-use asset and store fixed assets	36,895	3.1%	1,883	0.1%	—	—%
(Loss)/income from operations	(31,605)	(2.6)%	176,814	9.9%	173,382	10.3%
Interest and other income – net	1,620	0.1%	4,412	0.2%	3,958	0.2%
(Loss)/income before income taxes	(29,985)	(2.5)%	181,226	10.1%	177,340	10.6%
Net (loss)/income attributable to Steven Madden, Ltd.	$(18,397)	(1.5)%	$141,311	7.9%	$129,136	7.7%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$713,662	100.0%	$1,112,091	100.0%	$1,058,366	100.0%
Cost of sales (exclusive of depreciation and amortization)	487,106	68.3%	738,504	66.4%	712,457	67.3%
Gross profit	226,556	31.7%	373,587	33.6%	345,909	32.7%
Operating expenses	162,357	22.7%	206,055	18.5%	205,771	19.4%
Impairment of intangibles	16,345	2.3%	4,050	0.4%	—	—%
Income from operations	$47,854	6.7%	$163,482	14.7%	$140,138	13.2%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Net sales	$235,892	100.0%	$334,862	100.0%	$300,091	100.0%
Cost of sales (exclusive of depreciation and amortization)	164,984	69.9%	236,731	70.7%	208,352	69.4%
Gross profit	70,908	30.1%	98,131	29.3%	91,739	30.6%
Operating expenses	60,932	25.8%	75,676	22.6%	64,647	21.5%
Impairment of intangibles	27,472	11.6%	—	—%	—	—%
(Loss)/income from operations	$(17,496)	(7.4)%	$22,455	6.7%	$27,092	9.0%

RETAIL SEGMENT:
Net sales	$239,389	100.0%	$321,182	100.0%	$295,152	100.0%
Cost of sales (exclusive of depreciation and amortization)	85,183	35.6%	125,905	39.2%	116,762	39.6%
Gross profit	154,206	64.4%	195,277	60.8%	178,390	60.4%
Operating expenses	186,103	77.7%	202,444	63.0%	177,655	60.2%
Impairment of intangibles	456	0.2%	—	—%	—	—%
Impairment of lease right-of-use asset and store fixed assets	36,895	15.4%	1,883	0.6%	—	—%
(Loss)/income from operations	$(69,248)	(28.9)%	$(9,050)	(2.8)%	$735	0.2%
Number of stores	218		227		229

FIRST COST SEGMENT:
Commission fee income	$3,902	100.0%	$7,441	100.0%	$11,226	100.0%
Gross profit	3,902	100.0%	7,441	100.0%	11,226	100.0%
Operating expenses	2,395	61.4%	15,618	209.9%	15,775	140.5%
Income/(loss) from operations	$1,507	38.6%	$(8,177)	(109.9)%	$(4,549)	(40.5)%

LICENSING SEGMENT:
Licensing fee income	$8,969	100.0%	$11,581	100.0%	$12,899	100.0%
Gross profit	8,969	100.0%	11,581	100.0%	12,899	100.0%
Operating expenses	3,191	35.6%	3,477	30.0%	2,933	22.7%
Income from operations	$5,778	64.4%	$8,104	70.0%	$9,966	77.3%

RESULTS OF OPERATIONS
($ in thousands)

Year Ended December 31, 2020 vs. Year Ended December 31, 2019

Consolidated:

Total revenue for the year ended December 31, 2020 decreased by 32.8% to $1,201,814 from $1,787,157 for fiscal 2019,with decreases in all segments as a result of the impact of the COVID-19 pandemic. For the year ended December 31, 2020, gross profit was $464,541, or 38.7% of total revenue, as compared to $686,017, or 38.4% of total revenue, in the prior year. The increase in gross profit as a percentage of total revenue was primarily due to the shift in sales to our higher-margin e-commerce business. Operating expenses in 2020 were $414,978, or 34.5% of total revenue, as compared $503,270, or 28.2% of total revenue, in 2019. The increase in operating expenses as a percentage of total revenue was primarily attributable to a deleverage on a lower sales base, but was also impacted by the impairment of lease right-of-use assets and store fixed assets, early lease termination and modification charges, and restructuring and other related charges as a result of the COVID-19 pandemic. The increase was partially offset by our reduction in workforce, furloughs, temporary salary reductions and reduced discretionary spending as a result of our initiatives to control expenses, along with the change in valuation of contingent considerations. In addition, for the years 2020 and 2019, impairments of intangibles of $44,273 and $4,050 were recorded, respectively. Also in 2020 and 2019, impairments for lease right-of-use assets and store fixed assets of $36,895 and $1,883 were recorded, respectively. The effective tax rate for the year ended December 31, 2020 increased to 39.0% compared to 21.8% last year. The increase in the effective tax rate is primarily due to the year-over-year benefit resulting from the exercising and vesting of share-based awards, an increase in tax benefit related to a net operating loss carryback claim set forth by the CARES Act, an increase in the GILTI tax, a decrease in the state taxes incurred, and an increase in 2019 pre-tax losses in jurisdictions with higher tax rates. Net loss attributable to Steven Madden, Ltd. for the year ended December 31, 2020 was $18,397 compared to net income attributable to Steven Madden, Ltd. of $141,311 for the year ended December 31, 2019.

Wholesale Footwear Segment:

Revenue from the Wholesale Footwear segment was $713,662, or 59.4%, and $1,112,091, or 62.2%, of our total revenue for the years ended December 31, 2020 and 2019, respectively. The decrease of 35.8% in revenue is primarily driven by the impact of the COVID-19 pandemic, including significant order cancellations. Gross profit in 2020 was $226,556, or 31.7% of Wholesale Footwear revenue, as compared to gross profit of $373,587, or 33.6% of Wholesale Footwear revenue, in 2019. The decrease in gross profit as a percentage of Wholesale Footwear revenue was primarily due to close-outs of excess inventory resulting from store closures and order cancellations from the impact of the COVID-19 pandemic and higher sales mix of our private label business, partially offset by lower markdowns. Operating expenses were $162,357, or 22.7% of Wholesale Footwear revenue, in 2020 compared to $206,055, or 18.5% of Wholesale Footwear revenue, in 2019. The increase in operating expenses as a percentage of Wholesale Footwear revenue was primarily attributable to a deleverage on a lower sales base in addition to restructuring and other related charges as a result of the COVID-19 pandemic, partially offset by our reduction in workforce, furloughs, temporary salary reductions and reduced discretionary spending as a result of our initiatives to control expenses. For 2020 and 2019, intangible impairment charges of $16,345 and $4,050 were recorded, respectively. Income from operations decreased to $47,854 for 2020 compared to $163,482 for 2019.

Wholesale Accessories/Apparel Segment:

Revenue from the Wholesale Accessories/Apparel segment accounted for $235,892, or 19.6%, and $334,862, or 18.7%, of total revenue for the years ended December 31, 2020 and 2019, respectively. The decrease of 29.6% in revenue was primarily attributable to the impact of the COVID-19 pandemic, including order cancellations. Gross profit was $70,908, or 30.1% of Wholesale Accessories/Apparel revenue, for 2020 as compared to $98,131, or 29.3% of Wholesale Accessories/Apparel revenue, in the prior year. The increase in gross profit as a percentage of Wholesale Accessories/Apparel revenue was primarily due to lower markdowns and an increase penetration of the higher margin BB Dakota apparel business. Operating expenses for 2020 were $60,932, or 25.8% of Wholesale Accessories/Apparel revenue, as compared to $75,676, or 22.6% of Wholesale Accessories/Apparel revenue, in 2019. The increase in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to a deleverage on a lower sales base, but was also impacted by restructuring and other related charges as a result of the COVID-19 pandemic. The increase in expenses was partially offset by our reduction in workforce, furloughs, temporary salary reductions and reduced discretionary spending as a result of our initiatives to control expenses, along with a change in valuation of a contingent consideration. For 2020, an intangible impairment charge of $27,472 was recorded. Loss from operations for the Wholesale Accessories/Apparel segment was $17,496 in 2020 compared to income from operations of $22,455 in 2019.

Retail Segment:

Revenue from the Retail segment accounted for $239,389, or 19.9% of total revenue, and $321,182, or 18.0%, of total revenue for the years ended December 31, 2020 and 2019, respectively. The decrease of 25.5% in revenue is primarily due to the COVID-19 pandemic, including the temporary closure of all of our brick-and-mortar stores in the U.S. and the vast majority of our brick-and-mortar stores globally from the second half of March through at least the end of May and subsequent mandated closures. During 2020, we added five stores and closed 14 stores. As of December 31, 2020 we had 218 retail stores compared to 227 stores as of December 31, 2019. The 218 stores currently in operation include 143 Steve Madden® full-price stores, 66 Steve Madden® outlet stores, one Steven® store, one Superga store and seven e-commerce websites. In addition, we operated 17 concessions in our international markets. During the year ended December 31, 2020, gross profit was $154,206, or 64.4% of Retail revenue compared to $195,277, or 60.8% of Retail revenue in 2019. The increase in gross profit as a percentage of Retail revenue was primarily due to a shift in sales to the higher-margin e-commerce business and less discounting. In 2020, operating expenses were $186,103, or 77.7% of Retail revenue, compared to $202,444, or 63.0% of Retail revenue in 2019. The increase in operating expenses as a percentage of Retail revenue was primarily attributable to a deleverage on a lower sales base, but was also impacted by the impairment of lease right-of-use assets and store fixed assets and restructuring and related charges as a result of the COVID-19 pandemic. The increase in expenses was partially offset by our reduction in workforce, furloughs, temporary salary reductions, rent reductions and reduced discretionary spending as a result of our initiatives to control expenses, along with the change in valuation of a contingent consideration. Also in 2020 and 2019, impairments for lease right-of-use assets and store fixed assets of $36,895 and $1,883 were recorded, respectively. For 2020, an intangible impairment charge of $456 was recorded. For the year ended December 31, 2020, loss from operations for the Retail segment was $69,248 compared to $9,050 in the prior year.

First Cost Segment:

Commission fee income generated by the First Cost segment accounted for $3,902, or 0.3% of total revenue, and $7,441, or 0.4% of total revenue for the years ended December 31, 2020 and 2019, respectively. Operating expenses decreased to $2,395 in 2020 from $15,618 in 2019. Operating expenses in 2020, included a benefit associated with the recovery from the Payless ShoeSource bankruptcy of $1,081 and in 2019 included charges to bad debt expenses associated with the Payless ShoeSource bankruptcy of $10,355. Income from operations was $1,507 for the year ended December 31, 2020 compared to a loss from operations of $8,177 in 2019.

Licensing Segment:

Licensing fee income generated by the Licensing segment accounted for $8,969, or 0.7% of total revenue, and $11,581, or 0.6% of total revenue for the years ended December 31, 2020 and 2019, respectively, which represents a $2,612, or 22.6%, decrease. Operating expenses decreased to $3,191 in 2020 from $3,477 in 2019. During the year ended December 31, 2020, income for the Licensing segment amounted to $5,778 as compared to the prior year income of $8,104.

Year Ended December 31, 2019 vs. Year Ended December 31, 2018

Consolidated:

Total revenue for the year ended December 31, 2019 increased by 6.5% to $1,787,157 from $1,677,734 for fiscal 2018. Net sales for fiscal 2019 increased by 6.9% to $1,768,135 from $1,653,609 for fiscal 2018. Commission and licensing fee income for fiscal 2019 decreased by 21.2% to $19,022 from $24,125 for fiscal 2018. For the year ended December 31, 2019, gross margin as a percentage of total revenue increased to 38.4% in the current year compared to 38.2% in the prior year. For the year ended 2019, gross margin included a charge of $386 related to a termination of a joint venture. Operating expenses increased in 2019 to $503,270, or 28.2% of total revenue, from $466,781, or 27.8% of total revenue, in 2018. In addition, in 2019 impairments of intangibles of $4,050 were recorded. Also in 2019, impairments for lease right-of-use assets of $1,883 were recorded. The effective tax rate for the year ended December 31, 2019 decreased to 21.8% compared to 26.4% in the same period of 2018 primarily due to the year-over-year benefit resulting from the exercising and vesting of share-based awards, a decrease in the state taxes incurred, a decrease in prepaid tax adjustments, and an increase in 2019 pre-tax income in jurisdictions with low tax rates. Net income attributable to Steven Madden, Ltd. for the year ended December 31, 2019 increased to $141,311 compared to $129,136 for the year ended December 31, 2018.

Wholesale Footwear Segment:

Revenue generated by the Wholesale Footwear segment was $1,112,091, or 62.2% of total revenue, and $1,058,366, or 63.1%, of our total revenue for the years ended December 31, 2019 and 2018, respectively. The increase in net revenue was primarily driven by strong growth in Steve Madden Women's, along with the full year of recognizing revenue for the Anne Klein brand and an increase in our private label business, partially offset by not recognizing sales to Payless ShoeSource in the first half of 2019 compared to the first half of 2018.

Gross profit margin in 2019 was 33.6%, while gross profit margin in 2018 was 32.7%. The increase in gross profit margin of 90 basis points was primarily attributable to strong growth in Steve Madden Women's, along with not recognizing sales to the low-margin Payless ShoeSource customer. Operating expenses increased to $206,055, or 18.5% of revenue, in 2019 compared to $205,771, or 19.4% of revenue, in the same period of 2018. Recorded in the Wholesale Footwear segment was a $4,050 impairment charge for the Brian Atwood trademark impacting operating income for 2019. The increase in operating expenses primarily resulted from higher payroll and related expenses, warehouse and distribution expenses and other selling expenses associated with higher sales and the addition of the Anne Klein footwear business. Income from operations increased to $163,482 for 2019 compared to $140,138 for 2018.

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

Gross profit margin in the Wholesale Accessories/Apparel segment decreased to 29.3% in 2019 from 30.6% in the prior year period. The 1.3% decrease in gross margin resulted from tariffs imposed on accessories when compared to 2018. In the year ended December 31, 2019, operating expenses increased to $75,676, or 22.6% of revenue, compared to $64,647, or 21.5% of revenue, in the year ended December 31, 2018. The increase primarily resulted from higher payroll related expenses associated with the increase in sales, as well as the addition of the BB Dakota apparel business. Also, contributing to the increase were higher warehouse and distribution expenses, other selling expenses and marketing expenses all based on higher sales volume. Income from operations for the Wholesale Accessories/Apparel segment decreased to $22,455 in 2019 compared to $27,092 in 2018.

Retail Segment:

Revenue generated by the Retail segment accounted for $321,182, or 18.0%, and $295,152, or 17.6%, of total revenue for the years ended December 31, 2019 and 2018, respectively, which represents a $26,030, or 8.8%, increase. The increase in revenue was primarily due to an increase in comparable store sales of 6.1% driven by the significant growth in our e-commerce business. During 2019, we had net closures of 2 stores. The net closures comprised 17 full-price locations, 2 outlet locations and 1 e-commerce website, partially offset by the addition of 8 full-price stores, 8 outlets and 2 e-commerce websites, which included the additional stores and e-commerce sites from the acquisition of GREATS and BB Dakota brands. As a result, we had 227 retail stores as of December 31, 2019, compared to 229 stores as of December 31, 2018. The 227 stores currently in operation include 146 Steve Madden® full-price stores, 68 Steve Madden® outlet stores, 2 Steven® stores, 2 GREATS® stores, 1 Superga store and 8 e-commerce websites. In addition, we operated 31 concessions in our international markets. Comparable store sales (sales of those stores, including the e-commerce websites, that were open for all of 2019) for the year ended December 31, 2019 increased 6.1% when compared to the prior year. We exclude new locations from the comparable store base for the first year of operations. Stores that are closed for renovations are removed from the comparable store base. During the year ended December 31, 2019, the gross profit margin increased to 60.8% from 60.4% in 2018 primarily due to higher margins in our e-commerce business partially offset by a loss of $386 related to the termination of a joint venture in China. In 2019, operating expenses increased to $202,444, or 63.0% of revenue, from $177,655, or 60.2% of revenue, in 2018. Also in 2019, impairments for lease right-of-use assets of $1,883 were recorded. For the year ended December 31, 2019, loss from operations for the Retail segment was $9,050 compared to income from operations of $735 in the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)

In response to the COVID-19 pandemic, we took precautionary measures to maintain adequate liquidity and financial flexibility by temporarily suspending share repurchases and the quarterly cash dividend, furloughing a significant portion of our employees, significantly reducing our corporate workforce, temporarily suspending salaries of our founder and Creative and Design Chief, Steve Madden, our Chairman and Chief Executive Officer, Edward Rosenfeld, and our Board of Directors (which were all reinstated on October 1); temporarily reducing salaries by 30% for our President, Chief Financial Officer, Chief Operating Officer and Chief Merchandising Officer (which were all reinstated on August 1); temporarily reducing salaries by graduated amounts for all other employees earning over $100 per year (which were reinstated on August 1); significantly scaling back on non-essential operating expenses, capital expenditures and planned inventory purchases.

Cash, cash equivalents and short-term investments totaled $287,166 and $304,622 at December 31, 2020 and December 31, 2019, respectively. At December 31, 2020, we held $158,610, or approximately 56%, of our total cash, cash equivalents and short-term investments in our foreign subsidiaries, and at December 31, 2019, we held $137,072, or approximately 45%, in our foreign subsidiaries.

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

On July 22, 2020, we entered into a new $150,000, five-year, asset-based revolving credit facility with Citizens Bank, N.A. and various participating lenders, which replaced our credit facility with Rosenthal.

As of December 31, 2020, we had working capital of $462,325, cash and cash equivalents of $247,864, and short-term investments of $39,302 and no debt.

We believe that based upon our current financial position and available cash, cash equivalents and short-term investments, we will meet all of our financial commitments and operating needs for at least the next twelve months. In addition, as a precautionary measure, we have entered into the $150,000 asset-based revolving credit facility, which provides additional liquidity and flexibility should we need it.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $44,206 in 2020 compared to cash provided by operations of $233,780 in the prior year. The reduction in cash provided by operations was primarily driven by the reduction of income as result of the COVID-19 pandemic and unfavorable changes in our working capital, including unfavorable changes in accounts payable and accrued expenses and factor accounts receivable, partially offset by favorable changes in inventories and accounts receivables.

INVESTING ACTIVITIES
($ in thousands)

During the year ended December 31, 2020 cash used in investing activities was $4,884, of which we invested $73,792 in marketable securities and received $75,470 from the maturities and sales of securities. We invested in capital expenditures of $6,562, principally for systems enhancements, leasehold improvements to office and improvements to existing stores and new stores that were committed to and in final stages prior to the COVID-19 pandemic.
FINANCING ACTIVITIES
($ in thousands)
During the year ended December 31, 2020, net cash used in financing activities was $57,074, which primarily consisted of share repurchases of $46,583, and payment of cash dividends of $12,459, partially offset by proceeds from the exercise of stock options of $1,609.
CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of December 31, 2020 were as follows:

	Payment due by period
Contractual Obligations	Total	2021	2022-2023	2024-2025	2026 and after
Operating lease obligations	$147,889	$39,700	$53,312	$32,922	$21,955
Purchase obligations	64,523	64,523	—	—	—
Future minimum royalty and advertising payments	20,225	8,350	11,875	—	—
Transition tax	14,847	1,563	4,493	8,791	—
Total	$247,484	$114,136	$69,680	$41,713	$21,955
At December 31, 2020, we had $188 open letters of credit outstanding for the purchase of inventory.
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
We have employment agreements with our Creative and Design Chief, Steven Madden, and certain executive officers, which provide for the payment of compensation aggregating approximately $10,700 in 2021, $8,941 in 2022 and $7,774 in 2023. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits, including stock-related compensation.
Transition tax of $14,847 was the result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). For further information, refer to Note O to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Excluded from the contractual obligations table above are long-term taxes payable of $2,295 as of December 31, 2020 primarily related to uncertain tax positions, for which we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year due to uncertainties in the timing of tax audit outcomes.
DIVIDENDS
In February 2020, our Board of Directors declared a quarterly cash dividend of $0.15 per share on our outstanding shares of common stock. The dividend was paid on March 27, 2020, to stockholders of record as of the close of business on March 17, 2020. We paid total cash dividends for the three months ended March 31, 2020 of $12,459.
At the end of March 2020, in response to the COVID-19 pandemic, as a precautionary measure our Board of Directors temporarily suspended the payment of dividends and the repurchase of our common stock.
On February 24, 2021, our Board of Directors approved the reinstatement of a quarterly cash dividend. The quarterly dividend of $0.15 per share is payable on March 26, 2021 to stockholders of record as of the close of business on March 16, 2021.

Future quarterly cash dividend payments are also subject to the discretion of our Board of Directors and contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that cash dividends will be paid to holders of our common stock in the future.
INFLATION

We do not believe that inflation and price changes have had a significant effect on our sales or profitability for the fiscal year ended December 31, 2020 and the prior two fiscal years. Historically, we have minimized the impact of product cost increases by increasing prices, changing suppliers and improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Our estimates are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis, and we may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. Management believes the following critical accounting estimates are more significantly affected by judgments and estimates used in the preparation of our consolidated financial statements: allowance for bad debts; customer returns, chargebacks and co-op advertising; inventory valuation; valuation of intangible assets; litigation reserves; and contingent payment liabilities.
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
Customer returns, chargebacks and co-op advertising. We provide variable consideration to our customers for chargebacks, discounts, co-op advertising, returns and other miscellaneous deductions that relate to the current period. The amount of the consideration for returns, discounts and compliance chargebacks is determined by analyzing aged receivables, current economic conditions, the prevailing retail environment and historical dilution levels for customers. We evaluate anticipated customer markdowns and chargebacks by reviewing several performance indicators for our major customers. These performance indicators (which include inventory levels on the retail floors, sell through rates and gross margin levels) are analyzed by management to estimate the amount of the anticipated customer allowance. Under our co-op advertising programs, we agree to reimburse the retailer for a portion of the costs incurred by the retailer to advertise and promote some of our products. We estimate the costs of co-op advertising programs based on the terms of the agreements with its retailer customers. Failure to correctly estimate the amount of the reserve could materially impact our results of operations and financial position.
Inventory valuation. Inventories are stated at lower of cost or net realizable value, on a first-in, first-out basis. We review inventory on a regular basis for excess and slow-moving inventory. The review is based on an analysis of inventory on hand, prior sales, and expected net realizable value through future sales. The analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales and projections for sales in the foreseeable future as well as subsequent sales. We consider quantities on hand in excess of estimated future sales to be at risk for market impairment. The net realizable value, or market value, is determined based on the estimate of sales prices of such inventory through off-price or discount store channels. The likelihood of any material inventory write-down is dependent primarily on the expectation of future consumer demand for our products. A misinterpretation or misunderstanding of future consumer demand for our products, the economy, or other failure to estimate correctly, in addition to abnormal weather patterns, could result in inventory valuation changes, compared to the valuation determined to be appropriate as of the balance sheet date.
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
Indefinite-lived intangible assets and goodwill are assessed for impairment by performing a qualitative assessment that evaluates relevant events or circumstances in order to determine whether it is more likely than not that the fair value of an intangible or a reporting unit is less than its carrying amount. Factors considered include historical financial performance, macroeconomic and industry conditions and legal and regulatory environment. If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the fair value of the reporting unit is compared with its carrying amount, and if the fair value of the reporting unit is less than its carrying amount, an impairment is recognized equal to the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount. We perform this annual assessment during our third quarter or if impairment indicators warrant a test.
Impairment of long-lived assets. We perform an impairment review of our long-lived assets, once events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management compares the carrying value of the asset groups with their estimated future undiscounted cash flows. If it is determined that an impairment has occurred, the fair value of the asset group is determined and compared to its carrying value. The excess of the carrying value over the fair value, if any, is recognized as a loss during that period. The impairment is calculated as the difference between asset carrying values and the fair value of the long-lived assets.
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
Contingent payment liabilities. We have completed acquisitions that require us to make contingent payments to the sellers based on the future financial performance of the acquired businesses over a period from one to three years. The fair value of the contingent payments is estimated using the present value of management's projections of the financial results of the acquired business. Failure to correctly project the financial results of the acquired businesses could materially impact our results of operations and financial position.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)
We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and LIBOR. The terms of our new $150,000 asset-based revolving credit agreement and our collection agency agreements with Rosenthal & Rosenthal, Inc. can be found in the Liquidity and Capital Resources section of Item 7 and in Note T and Note E, respectively, to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
As of December 31, 2020, we held short-term investments valued at $39,302, which consisted of certificates of deposit. We have the ability to hold these investments until maturity.

We face market risk to the extent that our U.S. or foreign operations involve the transaction of business in foreign currencies. In addition, our inventory purchases are primarily done in foreign jurisdictions and inventory purchases may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of our contract manufacturers, which could have the effect of increasing the cost of goods sold in the future. We manage these risks primarily by denominating these purchases in U.S. dollars. To mitigate the risk of purchases that are denominated in foreign currencies we may enter into forward foreign exchange contracts for terms of no more than two years. A description of our accounting policies for derivative financial instruments is included in Notes C and M to the Consolidated Financial Statements.
During 2020, we entered into forward foreign exchange contracts with notional amounts totaling $44,279. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of the year-end. As of December 31, 2020, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts would result in a net increase or decrease, respectively, in the fair value of our derivatives portfolio of approximately $4,075.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 6, 2020, the Audit Committee of our Board of Directors dismissed EisnerAmper LLP (“EisnerAmper”) as our independent registered public accounting firm effective immediately and appointed Ernst & Young LLP (“EY”) as our independent public accounting firm, effective upon dismissal of EisnerAmper.

In connection with the audits of our consolidated financial statements for each of the two fiscal years ended December 31, 2019 and 2018, and in the subsequent interim period through March 6, 2020, there were (i) no disagreements between us and EisnerAmper on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of EisnerAmper, would have caused it to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years and (ii) no “reportable events” as defined in Section 304(a)(1)(v) of SEC Regulation S-K and the related instructions thereto.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness, as of the end of our fiscal year ended December 31, 2020, of our internal control over financial reporting based on the framework and criteria established in the 2013 Internal Control-Integrated Framework, issued by the

Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2020. Their report appears in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, as identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, that occurred during the fiscal quarter ended December 31, 2020, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

On February 25, 2021, we issued a press release reporting our financial results for the fiscal quarter and fiscal year ended December 31, 2020.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits. See the exhibit index included herein.

(b) Financial Statements and Financial Statements Schedules
See Index to Consolidated Financial Statements included herein.

Exhibit Index

2.01
Equity Purchase Agreement, dated January 30, 2017, among the Company, Schwartz & Benjamin, Inc., B.D.S., Inc., Quinby Ridge Enterprises LLC, DANIELBARBARA Enterprises LLC, the Sellers party thereto, and Daniel Schwartz, as agent for the Sellers (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2017)

2.02
First Amendment to Equity Purchase Agreement, dated November 21, 2017, to Equity Purchase Agreement, dated January 30, 2017, among the Company, Schwartz & Benjamin, Inc., B.D.S., Inc., Quinby Ridge Enterprises LLC, DANIELBARBARA Enterprises LLC, the Sellers party thereto, and Daniel Schwartz, as agent for the Sellers (incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2017 filed with the SEC on March 1, 2018)

3.01
Certificate of Incorporation of Steven Madden, Ltd., as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 filed with the SEC on August 5, 2019)

3.02
Amended & Restated By-Laws of Steven Madden, Ltd., as further amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 filed with the SEC on August 4, 2017)

4.01
Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 8, 2013)

10.01
Third Amended and Restated Secured Promissory Note dated as of June 25, 2007 of Steven H. Madden to the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 9, 2012)

10.02
First Allonge to Third Amended and Restated Secured Promissory Note made as of April 8, 2016 between the Company and Steven H. Madden (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 filed with the SEC on May 6, 2016)

10.03
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2010 filed with the SEC on November 9, 2010)

10.04
Amendment to Collection Agency Agreement dated February 16, 2010 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2010 filed with the SEC on March 12, 2010)

10.05
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Daniel Friedman & Associates, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.06
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Diva Acquisition Corp. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.07
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Steven Madden Retail, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.08
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Stevies, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.09
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and SML Acquisition Corp. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.10
Letter Agreement dated July 10, 2009 among Rosenthal & Rosenthal, Inc., the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.11
Guarantee dated July 10, 2009 of the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. in favor of Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.12
Amendment to Collection Agency Agreement, dated May 6, 2020, between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 28, 2020)

10.13
Credit Agreement, dated as of July 22, 2020, among Steven Madden, Ltd., the other subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 28, 2020)

10.14
Amended and Restated Deferred Purchase Factoring Agreement, dated as of July 22, 2020, among Steven Madden, Ltd., certain subsidiaries of Steven Madden, Ltd. party thereto and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 28, 2020)

10.15
Third Amended Employment Agreement dated July 15, 2005 between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 20, 2005)

10.16
Amendment dated December 14, 2009 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 17, 2009)

10.17
Amended and Restated Second Amendment dated as of December 31, 2011 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011 filed with the SEC on February 29, 2012)

10.18
Third Amendment dated April 8, 2016 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 filed with the SEC on May 6, 2016)

10.19
Fourth Amendment dated March 25, 2019 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2019)

10.20
Employment Agreement dated January 1, 1998 between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.07 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000 filed with the SEC on March 30, 2001)#

10.21
Amendment No. 1 dated June 29, 2001 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 99.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2001 filed August 14, 2001)#

10.22
Amendment No. 2 dated October 30, 2002 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2002 filed with the SEC on November 14, 2002)#

10.23
Amendment No. 3 dated February 1, 2006 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 3, 2006)#

10.24
Amendment No. 4 dated October 7, 2009 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 13, 2009)#

10.25
Amendment No. 5 dated February 8, 2012 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)#

10.26
Amendment No. 6 dated February 2, 2015 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)#

10.27
Amendment No. 7 dated as of May 15, 2017 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2017)#

10.28
Amendment No. 8 dated as of April 20, 2018 to Employment Agreement between the Company and Arvind Dharia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2018)#

10.29
Employment Agreement dated as of May 11, 2020 between the Company and Karla Frieders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 14, 2020)#

10.30
Employment Agreement, dated as of December 31, 2018, between the Company and Edward R. Rosenfeld (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2019)#

10.31
Employment Agreement dated December 27, 2019 between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 3, 2020)#

10.32
Amendment No. 1 to Employment Agreement dated February 25, 2021 between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2021)#

10.33
Employment Agreement dated December 27, 2019 between the Company and Amelia Newton Varela (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 3, 2020)#

10.34
Amendment No. 1 to Employment Agreement dated February 25, 2021 between the Company and Amelia Newton Varela (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2021)#

10.35
Employment Agreement dated December 8, 2020 between the Company and Zine Mazouzi (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 10, 2020)#

10.36
2006 Stock Incentive Plan (Amended and Restated Effective May 22, 2009), amended by the Board of Directors of the Company on April 5, 2012 and approved and adopted by the Company's stockholders on May 25, 2012 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 1, 2013)#

10.37
2019 Incentive Compensation Plan, as adopted by the Board of Directors of the Company on February 25, 2019 and approved and adopted by the Company's stockholders on May 24, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019 filed with the SEC on August 5, 2019)#

14.01
Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14.01 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2014 filed with the SEC on February 26, 2015)

14.02
Code of Business Conduct and Ethics for the Board of Directors (incorporated by reference to Exhibit 14.02 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2014 filed with the SEC on February 26, 2015)

14.03
Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.03 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2018 filed with the SEC on February 28, 2019)

21.01	Subsidiaries of the Registrant†
23.01	Consent of Ernst & Young LLP†
23.02	Consent of EisnerAmper LLP†
24.01	Power of Attorney (included on signature page hereto)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*
101	The following materials from Steven Madden, Ltd.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of (Loss)/Income, (iii) the Consolidated Statements of Comprehensive (Loss)/Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*
104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).*

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

DATE: March 16, 2021

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ZINE MAZOUZI
Zine Mazouzi
Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned constitutes and appoints Edward R. Rosenfeld and Zine Mazouzi, and each of them, as attorneys-in-fact and agents, with full power of substitution and re-substitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact or substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/S/ EDWARD R. ROSENFELD	Chairman, Chief Executive Officer and Director	March 16, 2021
Edward R. Rosenfeld
/s/ ZINE MAZOUZI	Chief Financial Officer	March 16, 2021
Zine Mazouzi
/S/ AMELIA NEWTON VARELA	President and Director	March 16, 2021
Amelia Newton Varela
/S/ PETER MIGLIORINI	Director	March 16, 2021
Peter Migliorini
/S/ RAVI SACHDEV	Director	March 16, 2021
Ravi Sachdev
/S/ THOMAS H. SCHWARTZ	Director	March 16, 2021
Thomas H. Schwartz
/S/ ROSE LYNCH	Director	March 16, 2021
Rose Lynch
/S/ ROBERT SMITH	Director	March 16, 2021
Robert Smith
/S/ MITCHELL S. KLIPPER	Director	March 16, 2021
Mitchell S. Klipper
/S/ AL FERRARA	Director	March 16, 2021
Al Ferrara
/S/ MARÍA TERESA KUMAR	Director	March 16, 2021
María Teresa Kumar

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Steven Madden, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Steven Madden, Ltd. and subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Long-Lived Assets at Retail Stores
Description of the Matter	As discussed in Notes H and N to the consolidated financial statements, the Company evaluates its long-lived assets, including property and equipment and operating lease right-of-use assets at retail stores, for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. In determining whether an impairment indicator exists, the Company considers store operating performance criteria and qualitative measures at the lowest level for which identifiable cash flows are largely independent of cash flows for other assets and liabilities, which is at the store level. During the year ended December 31, 2020, the Company recognized impairment charges of $14.7 million and $22.2 million related to property and equipment and operating lease right-of-use assets, respectively, at certain of its retail stores.

Auditing the Company’s impairment assessment of retail store long-lived assets was complex and highly judgmental due to the significant estimation required in determining the future cash flows used to assess recoverability of each retail store long-lived asset group (undiscounted) and determining the fair value (discounted). The significant assumptions used include estimated future cash flows directly related to the future operation of the stores and the discount rate used to determine fair value. Significant assumptions used in determining the fair value of certain operating lease right-of-use assets include the current market rent and discount rate for the remaining lease term of the related stores. These assumptions are subjective in nature and are affected by expectations about future market or economic conditions (including the effects of the global pandemic).

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the retail store long-lived assets impairment process, including, determining the undiscounted future cash flows of the stores and the fair value of the long-lived assets for the stores that were deemed to be impaired. We also tested controls over management’s review of the significant assumptions described above. Our testing of the Company’s impairment measurement included, among other procedures, evaluating the significant assumptions and operating data used to calculate the estimated future cash flows and to determine the fair value of the store long lived assets. For a sample of retail stores, we tested the completeness and accuracy of the data used by the Company in its analyses and we compared the significant assumptions used to determine the forecasted cash flows to historical results of the retail stores, current industry and economic trends and inquired of the Company’s executives to understand the business initiatives supporting the assumptions in the future cash flows. We involved our internal valuation specialists to assist in evaluating the fair value of certain operating lease right-of-use assets, which included assessing the estimated market rental rates of these leases by comparing them to rental rates for comparable leases and evaluating the applied discount rate.

Markdown Allowances
Description of the Matter	As described in Note C to the consolidated financial statements, revenue recognized by the Company is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. Variable consideration includes markdown allowances which are recorded as a reduction of revenue in the period in which revenue is recognized. Estimating the amount of markdown allowances to be recorded requires management to review several performance indicators, including retailers’ inventory levels, sell-through rates and gross margin levels.

Auditing management's estimate of markdown allowances reserves was complex and judgmental as reserve amounts are sensitive to changes in market or economic conditions (including the effects of the global pandemic), and have a direct, material impact on the amount of revenue recognized by the Company. There is also significant estimation required to establish markdown reserve rates by brand and customer, which are based on the Company's review of periodic negotiations with each customer and the expected performance of the products in the customers' stores.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's process to calculate the markdown allowances, including the consideration of historical experience, actual and forecasted results, and current economic and market conditions (including the effects of the global pandemic).

To test the estimate of markdown allowances, we performed audit procedures that included, among others, assessing methodologies and testing the assumptions regarding periodic negotiations with each customer which include the application of market and economic conditions to individual customers and the expected performance of the products in the customers' stores that were used by the Company to calculate the projected markdown allowances to be issued upon settlement. We compared the significant assumptions used by management to current market and economic trends, historical results and other relevant factors. We also examined the historical accuracy of management's estimates and performed sensitivity analyses of significant assumptions to substantively test the changes in the estimate that would result from reasonable changes in the assumptions.

/s/ Ernst & Young LLP

We served as the Company's auditor since 2020.
New York, New York
March 16, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Steven Madden, Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited Steven Madden, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Steven Madden, Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the year ended December 31, 2020, and the related notes and our report dated March 16, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
New York, New York
March 16, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steven Madden Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Steven Madden Ltd. and Subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of income, comprehensive income, changes to stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note N to the consolidated financial statements, the Company changed its method for accounting for leases in 2019.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ EisnerAmper LLP

We have served as the Company’s auditor from 1995 through 2020.
Iselin, New Jersey
March 2, 2020

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$247,864	$264,101
Short-term investments	39,302	40,521
Accounts receivable, net of allowances of $8,943 and $11,066	25,044	38,166
Factor accounts receivable	252,671	216,471
Inventories	101,420	136,896
Prepaid expenses and other current assets	17,415	22,066
Income tax receivable and prepaid income taxes	14,525	658
Total current assets	698,241	718,879
Note receivable – related party	1,180	1,558
Property and equipment, net	43,268	65,504
Operating lease right-of-use asset	101,379	155,700
Deferred tax assets	5,415	—
Deposits and other	4,822	2,948
Goodwill – net	168,265	171,349
Intangibles – net	115,191	162,709
Total Assets	$1,137,761	$1,278,647
LIABILITIES
Current liabilities:
Accounts payable	$73,904	$61,706
Accrued expenses	118,083	169,895
Operating leases - current portion	34,257	38,624
Income taxes payable	5,799	—
Accrued incentive compensation	3,873	11,046
Total current liabilities	235,916	281,271
Contingent payment liability	207	9,124
Operating leases - long-term portion	98,592	133,172
Deferred tax liabilities	2,562	5,877
Other liabilities	10,115	7,979
Total Liabilities	347,392	437,423
Commitments, contingencies and other (Note P)
STOCKHOLDERS’ EQUITY
Preferred stock – $0.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $0.0001 par value, 60 shares authorized; none issued	—	—
Common stock – $0.0001 par value, 245,000 shares authorized, 133,247 and 132,754 shares issued, 82,616 and 83,520 shares outstanding	8	6
Additional paid-in capital	478,463	454,217
Retained earnings	1,279,550	1,310,406
Accumulated other comprehensive loss	(29,164)	(30,440)
Treasury stock – 50,631 and 49,234 shares at cost	(952,271)	(905,688)
Total Steven Madden, Ltd. stockholders’ equity	776,586	828,501
Noncontrolling interest	13,783	12,723
Total stockholders’ equity	790,369	841,224
Total Liabilities and Stockholders’ Equity	$1,137,761	$1,278,647

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of (Loss)/Income
(in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Net sales	$1,188,943	$1,768,135	$1,653,609
Commission and licensing fee income	12,871	19,022	24,125
Total revenue	1,201,814	1,787,157	1,677,734
Cost of sales (exclusive of depreciation and amortization)	737,273	1,101,140	1,037,571
Gross profit	464,541	686,017	640,163
Operating expenses	414,978	503,270	466,781
Impairment of intangibles	44,273	4,050	—
Impairment of lease right-of-use assets and store fixed assets	36,895	1,883	—
(Loss)/income from operations	(31,605)	176,814	173,382
Interest and other income - net	1,620	4,412	3,958
(Loss)/income before provision for income taxes	(29,985)	181,226	177,340
(Benefit)/provision for income taxes (Note O)	(11,704)	39,504	46,841
Net (loss)/income	(18,281)	141,722	130,499
Less: net income attributable to noncontrolling interest	116	411	1,363
Net (loss)/income attributable to Steven Madden, Ltd.	$(18,397)	$141,311	$129,136

Basic net (loss)/income per share	$(0.23)	$1.78	$1.58

Diluted net (loss)/income per share	$(0.23)	$1.69	$1.50

Basic weighted average common shares outstanding	78,635	79,577	81,664
Effect of dilutive securities – options/restricted stock	—	4,069	4,433
Diluted weighted average common shares outstanding	78,635	83,646	86,097

Cash dividends declared per common share	$0.15	$0.57	$0.53

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss)/Income
(in thousands)

	2020
	Pre-tax amounts	Tax benefit	After-tax amounts
Net (loss)			$(18,281)
Other comprehensive income:
Foreign currency translation adjustment	$2,551	$—	2,551
(Loss) on cash flow hedging derivatives	(526)	134	(392)
Total other comprehensive income	$2,025	$134	2,159

Comprehensive (loss)			(16,122)
Less: comprehensive income attributable to noncontrolling interests			999
Comprehensive (loss) attributable to Steven Madden, Ltd.			$(17,121)

	2019
	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$141,722
Other comprehensive income:
Foreign currency translation adjustment	$2,885	$—	2,885
(Loss) on cash flow hedging derivatives	(1,387)	333	(1,054)
Unrealized gain on marketable securities	116	(28)	88
Total other comprehensive income	$1,614	$305	1,919

Comprehensive income			143,641
Less: comprehensive income attributable to noncontrolling interests			142
Comprehensive income attributable to Steven Madden, Ltd.			$143,499

	2018
	Pre-tax amounts	Tax (expense)	After-tax amounts
Net income			$130,499
Other comprehensive (loss):
Foreign currency translation adjustment	$(7,983)	$—	(7,983)
Gain on cash flow hedging derivatives	1,150	(276)	874
Unrealized gain on marketable securities	124	(30)	94
Total other comprehensive (loss)	$(6,709)	$(306)	(7,015)

Comprehensive income			123,484
Less: comprehensive income attributable to noncontrolling interests			1,363
Comprehensive income attributable to Steven Madden, Ltd.			$122,121

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2017	88,047	$6	$390,723	$1,135,701	$(25,613)	42,913	$(697,996)	$6,111	$808,932
Share repurchases	(3,363)	—	—	—	—	3,363	(105,924)	—	(105,924)
Exercise of stock options	593	—	13,036	—	—	—	—	—	13,036
Issuance of restricted stock, net of forfeitures	438	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	21,076	—	—	—	—	—	21,076
Foreign currency translation adjustment	—	—	—	—	(7,983)	—	—	—	(7,983)
Unrealized gain on marketable securities (net of tax expense of $30)	—	—	—	—	94	—	—	—	94
Cash flow hedge (net of tax expense of $276)	—	—	—	—	874	—	—	—	874
Dividends on common stock ($0.53 per share)	—	—	—	(47,316)	—	—	—	—	(47,316)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(1,183)	(1,183)
Investment of noncontrolling interest	—	—	—	—	—	—	—	2,577	2,577
Net income	—	—	—	129,136	—	—	—	1,363	130,499
Balance - December 31, 2018	85,715	6	424,835	1,217,521	(32,628)	46,276	(803,920)	8,868	814,682
Share repurchases	(2,958)	—	—	—	—	2,958	(101,768)	—	(101,768)
Exercise of stock options	273	—	6,212	—	—	—	—	—	6,212
Issuance of restricted stock, net of forfeitures	490	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	23,170	—	—	—	—	—	23,170
Foreign currency translation adjustment	—	—	—	—	3,154	—	—	(269)	2,885
Unrealized gain on marketable securities (net of tax expense of $28)	—	—	—	—	88	—	—	—	88
Cash flow hedge (net of tax benefit of $333)	—	—	—	—	(1,054)	—	—	—	(1,054)
Dividends on common stock ($0.57 per share)	—	—	—	(48,426)	—	—	—	—	(48,426)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(1,444)	(1,444)
Investment of noncontrolling interest	—	—	—	—	—	—	—	3,248	3,248
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	1,909	1,909
Net income	—	—	—	141,311	—	—	—	411	141,722
Balance - December 31, 2019	83,520	6	454,217	1,310,406	(30,440)	49,234	(905,688)	12,723	841,224
Share repurchases	(1,397)	—	—	—	—	1,397	(46,583)	—	(46,583)
Exercise of stock options	80	2	1,607	—	—	—	—	—	1,609
Issuance of restricted stock, net of forfeitures	413	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	22,639	—	—	—	—	—	22,639
Foreign currency translation adjustment	—	—	—	—	1,668	—	—	883	2,551
Cash flow hedge (net of tax benefit of $134)	—	—	—	—	(392)	—	—	—	(392)
Dividends on common stock ($0.15 per share)	—	—	—	(12,459)	—	—	—	—	(12,459)
Investment of noncontrolling interest	—	—	—	—	—	—	—	359	359
Acquisition adjustment of noncontrolling interest	—	—	—	—	—	—	—	(298)	(298)
Net (loss)/income	—	—	—	(18,397)	—	—	—	116	(18,281)
Balance - December 31, 2020	82,616	$8	$478,463	$1,279,550	$(29,164)	50,631	$(952,271)	$13,783	$790,369

See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss)/income	$(18,281)	$141,722	$130,499
Adjustments to reconcile net (loss)/income to net cash provided by operating activities
Stock-based compensation	22,639	23,170	21,076
Depreciation and amortization	17,360	21,337	22,482
Loss on disposal of fixed assets	561	920	1,220
Impairment of intangibles	44,273	4,050	—
Impairment of lease right-of-use asset and store fixed assets	36,895	1,883	—
Deferred taxes	(8,353)	5,144	(2,512)
Accrued interest on note receivable – related party	(31)	(40)	(47)
Note receivable - related party	409	409	409
Deferred rent (benefit)	—	—	(247)
Realized loss on sale of marketable securities	—	5	189
Change in valuation of contingent liability	(8,917)	—	—
Net benefit in connection with the reversal of a contingent liability partially offset by the acceleration of amortization related to the termination of the Kate Spade license agreement	—	(1,868)	—
Recovery, net of provisions for bad debt expense, related to the Payless ShoeSource bankruptcy	—	8,687	12,123
Changes, net of acquisitions, in:
Accounts receivable	13,122	(17,837)	4,966
Factor accounts receivable	(36,200)	24,924	(39,959)
Inventories	35,476	8,436	(26,923)
Prepaid expenses, prepaid taxes, deposits and other	(10,129)	9,466	14,633
Accounts payable and accrued expenses	(34,207)	11,036	21,249
Accrued incentive compensation	(7,061)	(249)	828
Leases and other liabilities	(3,350)	(7,415)	(5,610)
Net cash provided by operating activities	44,206	233,780	154,376

Cash flows from investing activities:
Capital expenditures	(6,562)	(18,311)	(12,450)
Purchases of short-term investments	(73,792)	(67,935)	(77,262)
Maturity/sale of marketable securities and short-term investments	75,470	95,671	100,777
Acquisitions, net of cash acquired	—	(37,173)	—
Net cash (used in)/provided by investing activities	(4,884)	(27,748)	11,065

Cash flows from financing activities:
Proceeds from exercise of stock options	1,609	6,212	13,036
Investment of noncontrolling interest	359	3,248	2,577
Distribution of noncontrolling interest earnings	—	(1,444)	(1,183)
Payment of contingent liability	—	—	(7,000)
Common stock purchased for treasury	(46,583)	(101,768)	(105,924)
Cash dividends paid on common stock	(12,459)	(48,426)	(47,316)
Advances from factor	176,784	—	—
Repayments of advances from factor	(176,784)	—	—
Net cash (used in) financing activities	(57,074)	(142,178)	(145,810)
Effect of exchange rate changes on cash and cash equivalents	1,515	216	(814)
Net (decrease)/increase in cash and cash equivalents	(16,237)	64,070	18,817
Cash and cash equivalents – beginning of year	264,101	200,031	181,214
Cash and cash equivalents – end of year	$247,864	$264,101	$200,031
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$354	$25	$36
Income taxes	$5,147	$29,552	$37,105

See accompanying notes to consolidated financial statements.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)

Note A - COVID-19

In December 2019, COVID-19 emerged and spread worldwide. The World Health Organization declared COVID-19 a pandemic in March 2020, resulting in federal, state and local governments and private entities mandating various restrictions, including the closure of non-essential businesses, travel restrictions, restrictions on public gatherings, stay-at-home orders and advisories and quarantining of people who may have been exposed to the virus. After closely monitoring and taking into consideration the guidance from federal, state and local governments, in March 2020, the Company temporarily closed all of its brick-and-mortar stores and its corporate offices in the U.S. and the vast majority of its brick-and-mortar stores and offices globally. On April 1, 2020, the Company temporarily furloughed a significant number of its employees. Employees with medical benefits continued to receive those benefits at no personal cost for a duration determined by the Company. As of September 20, 2020, most of our brick-and-mortar stores and corporate offices globally were reopened at limited capacity, most employees returned from furlough and a number of safety protocols and restrictions were implemented to ensure the safety of the Company's employees and customers. The COVID-19 pandemic had and may continue to have a material impact on the Company's business, results of operations, financial position and cash flow. In response to the COVID-19 pandemic, the Company has taken precautionary measures to maintain adequate liquidity and financial flexibility by temporarily suspending share repurchases and the quarterly cash dividend; temporarily suspending salaries of the Company's founder and Creative and Design Chief, Steve Madden, the Company's Chairman and Chief Executive Officer, Edward Rosenfeld, and its Board of Directors (all of which were reinstated on October 1); temporarily reducing salaries by 30% for the Company's President, Chief Financial Officer, Chief Operating Officer and Chief Merchandising Officer (all of which were reinstated on August 1); reducing salaries by graduated amounts for all other employees earning over $100 per year (all of which were reinstated on August 1); and significantly scaling back on non-essential operating expenses, capital expenditures and planned inventory purchases. The Company also implemented a restructuring plan that resulted in the reduction of a significant number of its corporate employees. The Company experienced other adverse impacts as a result of the COVID-19 pandemic, including, but not limited to, charges from adjustments to the carrying amount of certain trademarks, long-lived asset impairment charges and restructuring and other related charges.

Included in operating expenses for the twelve months ended December 31, 2020, was a pre-tax charge recorded in the United States during the second quarter 2020 of $5,414 related to restructuring and other related items. This charge was related to the lay-off of approximately 250 employees. The pre-tax charge of $5,414 comprised $2,958 recorded in the Wholesale Footwear segment, $1,678 recorded in the Accessories/Apparel segment, $646 recorded in the Retail segment, $125 recorded in the First Cost segment and $6 recorded in the Licensing segment. In addition, during the third quarter of 2020, the Company recorded a pre-tax charge in the United States of $978 related to restructuring and other related items. This charge was primarily related to the additional reduction to the workforce. The pre-tax charge of $978 comprised of $216 recorded in the Wholesale Footwear segment, $293 recorded in the Accessories/Apparel segment, $462 recorded in the Retail segment and $7 recorded in the First Cost segment. In addition, during the fourth quarter 2020, the Company recorded a pre-tax charge in Canada of $249 related to additional reduction in the workforce. The pre-tax net charge of $249 comprised a pre-tax charge of $254 recorded in the Retail segment, a pre-tax charge of $33 recorded in the Wholesale Footwear segment and a benefit of $38 in the Wholesale Accessories/Apparel segment. During the twelve months ended December 31, 2020, the Company in aggregate recorded a pre-tax charge of $7,181 as described above, of which $490 was the remainder unpaid in accrued expenses.

Note B - Reclassification

Certain reclassifications were made to prior years' amounts to conform to the 2020 presentation.

Note C – Summary of Significant Accounting Policies

[1]    Organization:

Steven Madden, Ltd., a Delaware corporation, and its subsidiaries, design, source, market and sell name brand and private label women's, men's and children's shoes, worldwide through its wholesale and retail channels under the Steve Madden Women's, Steve Madden Men's, Madden, Madden Girl, Steven, Superga (under license), GREATS, Dolce Vita and Betsey Johnson brand names and through its wholesale channels under the Report, Mad Love and Blondo brand names and, under license, the Anne Klein brand name.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)

In addition, the Company designs, sources, markets and sells name brand and private label handbags, accessories and apparel to customers worldwide through its Wholesale Accessories/Apparel segment, including the Steve Madden, Big Buddha, Betsey Johnson, Madden Girl, Cejon, Steven by Steve Madden, Luv Betsey, BB Dakota, BB Dakota x Steve Madden, Cupcakes & Cashmere (under license) and Anne Klein (under license) brands. Revenue is generated predominantly through the sale of the Company's brand name and private label merchandise and certain licensed products. At December 31, 2020 and 2019, the Company operated 218 (including seven e-commerce websites) and 227 (including eight e-commerce websites) retail stores, respectively. Revenue is subject to seasonal fluctuations. See Note Q for operating segment information.

[2]    Principles of Consolidation:

The consolidated financial statements include the accounts of Steven Madden, Ltd. and its wholly-owned subsidiaries, Adesso-Madden, Inc., The Asean Corporation Limited, BA Brand Holdings LLC, BA Brand Management LLC, BAI Holding, LLC, B.B. Dakota, Inc., BJ Acquisition LLC, Cejon Accessories Inc, Comercial Diecesiette S.A. de C.V., Daniel M. Friedman & Associates, Inc., Diva Acquisition Corp., Dolce Vita Footwear Inc, Dolce Vita Holdings, Inc., DV Retail Inc, GREATS Brand, Inc., Importadora Steve Madden Mexico S de RL de CV, Madden Asia Holding Limited, Madden International Limited, Maddman Productions LLC, Madlove LLC, Maximus Designer Shoes, Report Footwear Inc, Schwartz & Benjamin, Inc., SMI Holding I S.C.S., SMI Holding II S.C.S., SMI, LLC, SML Canada Acquisition Corp., SML Holdings S.a.r.l, SML Industries LLC, Steven Madden Retail, Inc., The Topline Corporation and Trendy Imports S de RL de CV (collectively the "Company"). The accounts of (i) Dexascope Proprietary Ltd., a joint venture in South Africa in which the Company is the majority owner, (ii) BA Brand Holdings LLC, a joint venture in the United States which the Company is the majority owner, (iii) SPM Shoetrade Holding B.V., a joint venture in certain regions of Europe in which the Company is the majority owner, (iv) SM (Jiangsu) Co., Ltd., a joint venture in China which the Company controls all of the significant participating rights, (v) SM Dolce Limited, a joint venture in Taiwan which the Company is the majority interest holder, (vi) SM Distribution Israel L.P., a joint venture in which the Company is the majority interest holder and (vii) SM Distribution China Co., Ltd., a joint venture in which the Company is the majority interest holder, are included in the consolidated financial statements with the other members' interests reflected in “Net income attributable to noncontrolling interest” in the Consolidated Statements of (Loss)/Income and “Noncontrolling interest” in the Consolidated Balance Sheets. All intercompany balances and transactions have been eliminated.

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

Significant areas involving management estimates include variable consideration included in revenue, allowances for bad debts, inventory valuation, valuation of intangible assets, impairment of long-lived assets related to retail stores, litigation reserves and contingent payment liabilities. The Company estimates variable consideration on trade accounts receivables and factor receivables for future customer chargebacks and markdown allowances, discounts, returns and other miscellaneous compliance-related deductions that relate to the current-period sales. The Company evaluates anticipated chargebacks by reviewing several performance indicators of its major customers. These performance indicators, which include retailers’ inventory levels, sell-through rates and gross margin levels, are analyzed by management to estimate the amount of the anticipated customer allowance.

[4]    Cash Equivalents:

Cash equivalents at December 31, 2020 and 2019 amounted to approximately $4,575 and $107,535, respectively, and consisted of money market accounts. The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)
[5]    Short-Term Investments:

As of December 31, 2020 and 2019, short-term investments consisted of certificates of deposit. These securities are classified as current based upon their maturities. As of December 31, 2020 and 2019 short-term investments amounted to $39,302 and $40,521, respectively, and have maturities of one year or less.

[6]    Inventories:

Inventories, which consist of finished goods on hand and in transit, are stated at the lower of cost (first-in, first-out method) or net realizable value.

[7]    Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation and amortization and impairment. Depreciation is computed utilizing the straight-line method based on estimated useful lives ranging from three to 27.5 years. Leasehold improvements are amortized utilizing the straight-line method over the shorter of their estimated useful lives or the remaining lease term. Impairment losses are recognized in operations for property and equipment and other long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount. See Note H for further information.

[8]    Goodwill and Intangible Assets:

The Company's goodwill and indefinite-lived intangible assets are not amortized; rather they are tested for impairment on an annual basis at the beginning of the third quarter, or more often if events or circumstances change that could cause these assets to become impaired.

In accordance with applicable accounting guidance, indefinite-lived intangible assets and goodwill may be assessed for impairment by performing a qualitative assessment that evaluates relevant events or circumstances in order to determine whether it is more likely than not that the fair value of an intangible asset or reporting unit is less than its carrying amount. The factors that are considered include, but are not limited to, historical financial performance, expected future performance, macroeconomic and industry conditions and legal and regulatory environment. If it is more likely than not that the fair value of the intangible asset or reporting unit is less than its carrying amount, a quantitative impairment test is performed. The quantitative impairment test identifies the existence of potential impairment by comparing the fair value of the intangible asset or reporting unit to its carrying amount, and if the fair value of the intangible asset or reporting unit is less than its carrying amount, an impairment is recognized equal to the amount by which the carrying value of the intangible asset or reporting unit exceeds its fair value, not to exceed the carrying amount. See Note I for further information.

The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment when there are indicators of impairment are present. The Company is currently amortizing its acquired intangible assets with definite useful lives over periods typically from two to 20 years using the straight-line method.

[9]    Net (Loss)/Income Per Share of Common Stock:

Basic net (loss)/income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 3,651,000, 4,427,000 and 5,137,000 shares for the years ended December 31, 2020, 2019 and 2018, respectively. Diluted net income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the assumed proceeds, which are deemed to be the proceeds from the exercise plus compensation cost not yet recognized attributable to future services using the treasury method, were used to purchase shares of the Company’s common stock at the average market price during the period, and b) the vesting of

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)
granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. The year ended December 31, 2020 resulted in a net loss; therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. For the years ended December 31, 2020, 2019 and 2018, options to purchase approximately 89,000, 5,000 and 45,000 shares of common stock, respectively, have been excluded from the calculation of diluted net (loss)/income per share, as the result would have been anti-dilutive. For the year ended December 31, 2020, 2,524,000 restricted shares were excluded from the calculation of diluted net (loss) per share, as the result would have been anti-dilutive. For the years ended December 31, 2019 and 2018, all unvested restricted stock awards were dilutive.

[10]    Comprehensive Loss:

Comprehensive loss is the total of net earnings and all other non-owner changes in equity. Comprehensive loss for the Company includes net (loss)/income, foreign currency translation adjustments, unrealized loss /gains on cash flow hedging and marketable securities. The accumulated balances for each component of other comprehensive loss attributable to the Company are as follows:

	2020	2019	2018
Currency translation adjustment	$(28,421)	$(29,636)	$(33,091)
Cash flow hedges, net of tax	(743)	(804)	530
Unrealized loss on securities, net of tax	—	—	(67)
Accumulated other comprehensive loss	$(29,164)	$(30,440)	$(32,628)

Amounts reclassified from accumulated other comprehensive loss to operating loss/ income in the Consolidated Statement of (Loss)/ Income during 2020, 2019, 2018 were a loss of $89, $15, $150, respectively.

[11]    Advertising Costs:

Advertising costs are expensed as incurred, including digital, print, and radio advertisements. Advertising expenses included in operating expenses amounted to approximately $33,068 in 2020, $30,165 in 2019 and $21,921 in 2018.

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

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Most of the Company’s revenue is recognized at a point in time when product is shipped to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. Variable consideration mainly includes markdown allowances, co-op advertising programs and product returns. The revenue recognition for the Company's segments is described below (see Note Q for disaggregated revenue amounts by segment).

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)

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

Retail Segment. The Company owns and operates 218 retail stores throughout the United States, Canada, Mexico, South Africa, Israel and China, including seven e-commerce sites. The Company generates revenue through the sale of branded footwear, apparel and accessories directly to the consumer. The Company's revenue associated with Retail segment sales is recognized at the time of the point of sale when the customer takes control of the goods and payment is received. The Company's e-commerce business recognizes sales upon receipt of the customer.

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

Licensing Segment. The Company licenses various trademarks it owns under licensing agreements for use in connection with the manufacture, marketing and sale of eyewear, outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage, fragrance, men’s leather accessories, women's and children's apparel, swimwear and household goods. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee, both of which are based on the higher of a minimum or actual net sales percentage as defined in the various agreements. For license agreements where the sales-based percentage fee exceeds the contractual minimum fee, the Company recognizes revenues as the licensed products are sold as reported to the Company by its licensees. In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and received on a quarterly basis. For license agreements where the sales-based percentage fee does not exceed the contractual minimum fee, the Company recognizes the contractual minimum fee as revenue ratably over the contractual period.

B. Variable Consideration

The Company supports retailers’ initiatives to maximize sales of the Company’s products on the retail floor by providing markdown allowances and participating in various other marketing initiatives such as subsidizing certain co-op advertising programs of such retailers. Such expenses are reflected in the consolidated financial statements as deductions to arrive at net sales.

Markdown Allowances

The Company provides markdown allowances to its retailer customers, which are recorded as a reduction of revenue in the period in which the branded footwear and accessories revenues are recognized. The Company estimates its markdown allowances by reviewing several performance indicators, including retailers' inventory levels, sell-through rates and gross margin levels.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)

Co-op Advertising Programs

Under co-op advertising programs, the Company agrees to reimburse the retailer for a portion of the costs incurred by the retailer to advertise and promote some of the Company's products. The Company estimates the costs of co-op advertising programs based on the terms of the agreements with its retailer customers.

Rights of Return

The Company’s Retail segment accepts returns within 30 days from the date of sale for unworn merchandise that the Company is able to re-sell through the channel. The Company does not accept returns as a normal business practice from its branded and private label wholesale customers except for its Blondo brand product lines. The Company estimates returns based on historical experience and current market conditions. Such amounts have historically not been material. In addition, the Company's wholesale business may, from time to time, accept returns for damaged products from its wholesale customers or which the Company’s costs are normally charged back to the responsible third-party factory.

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

[14]    Cost of Sales:

All costs incurred to bring finished products to the Company’s distribution center or to the customers’ freight forwarder and, in the Retail segment, the costs to bring products to the Company’s stores (exclusive of depreciation and amortization) are included in the Cost of sales line on the Consolidated Statements of (Loss)/Income. These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, sample expenses, custom duties, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs related to the Wholesale segments and freight to customers, if any, are included in the operating expenses line item of the Company’s Consolidated Statements of (Loss)/Income. The Company’s gross margins may not be comparable to those of other companies in the industry because they may include warehouse and distribution costs, as well as other costs excluded from cost of sales by the Company, as a component of cost of sales, while other companies report those costs on the same basis as the Company and include them in operating expenses.

[15]    Warehouse and Shipping Costs:

The Company includes all warehouse and shipping costs for the Wholesale segments in the operating expenses line on the Consolidated Statements of (Loss)/Income. For the years ended December 31, 2020, 2019 and 2018, the total warehouse and distribution costs (except costs included to ship from warehouse to retail stores) included in operating expenses were $58,621, $58,019 and $47,812, respectively. Since the Company's standard terms of sales are “FOB Steve Madden warehouse,” the Company's wholesale customers absorb most shipping costs. Shipping costs to wholesale customers incurred by the Company are not considered significant and are included in the operating expenses line item in the Consolidated Statements of (Loss)/Income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)
[16]    Employee Benefit Plan:

The Company maintains a tax-qualified 401(k) plan, which is available to each of the Company's eligible employees who elect to participate after meeting certain length-of-service requirements. The Company made discretionary matching contributions of 50% of employees' contributions up to a maximum of 6% of employees' compensation, which vest to the employees over a period of time. Total matching contributions to the plan for 2020, 2019 and 2018 were approximately $1,809, $2,048 and $1,893, respectively.

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

[19]    Share-based Compensation:

The Company recognizes expense related to share-based payment transactions in which it receives employee services in exchange for equity instruments of the Company. Share-based compensation cost for restricted stock awards is measured based on the closing fair market value of the Company’s common stock on the date of grant. Share-based compensation cost for stock options is measured at the grant date, based on the fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM option-pricing model incorporates various assumptions, including expected volatility, estimated expected life and interest rates. The Company recognizes share-based compensation cost over the award’s requisite service period which is presented in operating expenses in the Consolidated Statements of (Loss) / Income. See Note J - Equity- Based Compensation.

Note D – Acquisitions

GREATS Brand, Inc.

On August 9, 2019, the Company acquired 90% of the outstanding common stock of GREATS Brand, Inc., owner of GREATS, a pioneering digitally native sneaker brand, for an initial payment of $12,829 and a future contingent payment of $5,000 based on the GREATS brand achieving certain EBITA targets in any full consecutive four quarters beginning on October 1, 2019 and ending on December 31, 2022 (See Note G - Fair Value Measurements). The amount of future payments will be determined by GREATS' future performance with no minimum future payment. After the effect of closing adjustments, the purchase price was $14,209, net of cash acquired of approximately $290. The acquisition was funded by cash on hand and adds a new digitally native footwear brand with added growth potential to the Company.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)
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

(1) Trademark assigned an indefinite life.
(2) Customer relationships will be amortized over 20 years.

B.B. Dakota, Inc.

On August 12, 2019, the Company acquired 100% of the outstanding common stock of B.B. Dakota, Inc., owner of BB Dakota, a contemporary women's apparel company, for an initial payment of $24,568 and a future contingent payment on the BB Dakota brand achieving certain EBITDA targets for each of the three consecutive full calendar years following the acquisition (See Note G - Fair Value Measurements). In connection therewith, the Company recorded a long-term liability of $4,770 as of the date of acquisition to reflect the estimated fair value of the contingent purchase price. The amount of future payments will be determined by BB Dakota's future performance with no minimum future payment. After the effect of closing adjustments, the purchase price was $29,404, net of cash acquired of approximately $353. The acquisition was funded by cash on hand and adds new apparel brands with added growth potential to the Company.
The results of the BB Dakota brand have been included in the consolidated financial statements since the date of acquisition within the Wholesale Accessories/Apparel and Retail segments.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
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

(1) Trademark assigned an indefinite life.
(2) Customer relationships will be amortized over 10 years.
The acquisitions were accounted for in accordance with FASB Topic ASC 805, Business Combinations, which requires that the total cost of an acquisition be allocated to tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

The Company recorded goodwill for the BB Dakota acquisition based on the amount by which the purchase price exceeded the fair value of the net assets acquired, which consists largely of the synergies expected from the acquisition.

Note E – Factoring Agreement
The Company had a collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”), until May 6, 2020. The agreement provided the Company with a credit facility in the amount of $30,000, having a sub-limit of $15,000 on the aggregate face amount of letters of credit, at an interest rate based, at the Company's election, upon either the prime rate or LIBOR. Effective May 6, 2020, the credit facility was increased to $50,000 as a precautionary measure in response to the COVID-19 pandemic.
In conjunction with the Credit Agreement described in Note T below, on July 22, 2020, the Company and certain of its subsidiaries (collectively, the “Madden Entities”) entered into an Amended and Restated Deferred Purchase Factoring Agreement (the “Factoring Agreement”) with Rosenthal. Pursuant to the Factoring Agreement, Rosenthal serves as the collection agent with respect to certain receivables of the Madden Entities and is entitled to receive a base commission of 0.20% of the gross invoice amount of each receivable assigned for collection, plus certain additional fees and expenses, subject to certain minimum annual commissions. Rosenthal will generally assume the credit risk resulting from a customer’s financial inability to make payment of credit-approved receivables. The initial term of the Factoring Agreement is twelve months, subject to automatic renewal for additional twelve-month periods, and the Factoring Agreement may be terminated at any time by Rosenthal or the Madden Entities on 60 days notice and upon the occurrence of certain other events. The Madden Entities pledged all of their rights under the Factoring Agreement to the Agent (see Note T ) under the Credit Agreement to secure obligations arising under the Credit Agreement.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)
Note F – Note Receivable – Related Party
On June 25, 2007, the Company made a loan to Steven Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of stock options that were due to expire and to retain the underlying Company common stock. The loan, as amended, is secured by non-company securities held in Mr. Madden's brokerage account. The Company has agreed to forgive a portion of the note as long as Mr. Madden remains an employee of the Company through the note's maturity on December 31, 2023. For the years ended December 31, 2020, 2019 and 2018 the Company recorded a charge in the amount of $409 for each year, respectively, to write-off the required one-tenth of the principal amount of the secured promissory note, which was partially offset by imputed interest income of $31, $40 and $47, respectively.
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
•Level 3: Significant unobservable inputs.

The Company’s financial assets and liabilities, subject to recurring fair value measurements, as of December 31, 2020 and 2019 are as follows:

		December 31, 2020
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$207	$—	$—	$207
Forward contracts	997	—	997	—
Total liabilities	$1,204	$—	$997	$207

		December 31, 2019
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$9,124	$—	$—	$9,124
Forward contracts	495	—	495	—
Total liabilities	$9,619	$—	$495	$9,124

Forward contracts are entered into to manage the risk associated with the volatility of future cash flows (see Note M - Derivative Instruments). Fair value of these instruments is based on observable market transactions of spot and forward rates.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)
The Company's Level 3 balance consists of contingent consideration related to acquisitions. The changes in the Company's Level 3 liabilities for the years ended December 31, 2020 and 2019 are as follows:

	Balance at January 1,	Acquisitions	Adjustments(1)(2)	Balance at December 31,
2020
Liabilities:
Contingent consideration	$9,124	—	(8,917)	$207

2019
Liabilities:
Contingent consideration	$3,000	9,124	(3,000)	$9,124

(1) In 2020, amount consists of adjustments of $4,570 and $4,347 to the purchase accounting of B.B. Dakota, Inc. and GREATS Brand, Inc, respectively. The adjustment of $4,570 was a benefit to operating expenses, related to the change in valuation of the contingent consideration in connection with acquisition of B.B. Dakota, Inc. The adjustment of 4,347, comprises an adjustment of $2,684 to the preliminary fair value, recorded during the first quarter 2020, and a benefit of $1,663 to operating expenses related to the change in valuation of the contingent consideration in connection with the acquisition of GREATS Brand, Inc.

(2) In 2019, amount consists of a benefit of $3,000 to operating expenses related to the Schwartz and Benjamin acquisition.

At December 31, 2020, the liability for potential contingent consideration was $7 in connection with the August 9, 2019 acquisition of GREATS Brand, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, between the Company and the sellers of GREATS Brand, Inc., earn-out payments are based on EBITA performance. The fair value of the contingent payments was estimated using a risk neutral simulation model to model the probability of different financial results of GREATS Brand, Inc. during the earn-out period, utilizing a discount rate of 10.0%.

At December 31, 2020, the liability for potential contingent consideration was $200 in connection with the August 12, 2019 acquisition of B.B. Dakota, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, between the Company and the sellers of B.B. Dakota, Inc., earn-out payments are based on EBITDA performance. The fair value of the contingent payments was estimated using the Black-Scholes-Merton option pricing method with a nonlinear payoff structure based on a set of financial metrics of B.B. Dakota, Inc. during the earn-out period, utilizing a discount rate of 10.5%.

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

The fair value of trademarks is measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discount rates and implied royalty rates. (see Note I)

The fair values of right-of-use lease assets and fixed assets related to Company-owned retail stores were determined using Level 3 inputs, including estimated discounted future cash flows associated with the assets using market rents and market participant assumptions. (see Notes H and N)

The carrying value of certain financial instruments such as cash equivalents, certificates of deposit, accounts receivable, factor accounts receivable and accounts payable approximates their fair values due to the short-term nature of their underlying terms. Fair value of the notes receivable held by the Company approximates their carrying value based upon their imputed or actual interest rate, which approximates applicable current market interest rates. Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)
that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

Note H - Property and Equipment
The major classes of assets and total accumulated depreciation and amortization are as follows:

		December 31,
	Average Useful Life	2020	2019
Land and building	27.5 (Building)	$882	$947
Leasehold improvements	Lesser of remaining lease or asset life	88,012	86,625
Machinery and equipment	10 years	6,340	6,257
Furniture and fixtures	3 to 5 years	11,201	11,354
Computer equipment and software	3 to 10 years	71,601	61,732
Construction in progress		744	9,035
		178,780	175,950
Less impairment (1)		(14,712)	—
Less accumulated depreciation and amortization		(120,800)	(110,446)
Property and equipment - net		$43,268	$65,504
1) Due to COVID-19 pandemic, impairment was recorded related to stores (see below for further explanation).

Depreciation and amortization expense related to property and equipment included in operating expenses amounted to approximately $13,350 in 2020, $15,933 in 2019 and $16,036 in 2018. Includes computer software amortization expense for 2020, 2019 and 2018 of $3,007, $2,788 and $3,024, respectively.

Property and equipment, along with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Due to the impacts of the COVID-19 pandemic on the Company’s operations and declines in the retail real estate market, the Company identified indicators of impairment for long-lived assets at certain of its retail stores. For such stores, the Company performed a recoverability test, comparing estimated undiscounted cash flows to the carrying value of the related long-lived assets. When the carrying value was more than the estimated undiscounted cash flows, the Company determined if an impairment test was required. Fair values of the long-lived assets were estimated using an income approach based on management’s forecast of future cash flows derived from continued retail operations and the fair values of individual operating lease assets were determined using estimated market rental rates. Significant estimates are used in determining future cash flows of each store over its remaining lease term, including the Company's expectations of future projected cash flows that include revenues, operating expenses, and market conditions. An impairment loss is recorded if the carrying amount of the long-lived asset group exceeds its fair value. As a result, the Company recorded impairment charges of $14,712 related to furniture fixtures and leasehold improvements for the year ended December 31, 2020. The impairment charges were recorded in the Retail segment.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)
Note I – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by segment as of December 31, 2020 and 2019:

	Wholesale
	Footwear	Accessories/Apparel	Retail	Net Carrying Amount
Balance at January 1, 2019	$84,551	$49,324	$14,237	$148,112
Acquisition	—	11,955	4,644	16,599
Purchase accounting adjustment	—	1,409	(2,053)	(644)
Translation and other	7,021	—	261	7,282
Balance at December 31, 2019	91,572	62,688	17,089	171,349
Purchase accounting adjustment	—	—	(2,591)	(2,591)
Translation and other	(249)	—	(244)	(493)
Balance at December 31, 2020	$91,323	$62,688	$14,254	$168,265

The following tables detail identifiable intangible assets as of December 31, 2020 and 2019:

	2020
	Estimated Lives	Cost Basis	Accumulated Amortization	Impairment and other (1) (2)	Net Carrying Amount
Trade names	6–10 years	$8,770	$8,770	$—	$—
Customer relationships	10-20 years	38,980	20,805	(1,813)	16,362
		47,750	29,575	(1,813)	16,362
Re-acquired right	indefinite	35,200	—	(7,800)	27,400
Trademarks	indefinite	115,481	—	(44,052)	71,429
		$198,431	$29,575	$(53,665)	$115,191

(1) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar and Mexican peso in relation to the U.S. dollar.

(2) Impairment charges of $44,273 were recorded, of which $27,025, $16,345, $456 and $447 were related to the Company's Cejon, Report, GREATS and Jocelyn trademarks, respectively.

	2019
	Estimated Lives	Cost Basis	Accumulated Amortization	Impairment and other (1)(2)	Net Carrying Amount
Trade names	6–10 years	$8,770	$8,418	$—	$352
Customer relationships	10-20 years	43,880	22,627	(1,782)	19,471
		52,650	31,045	(1,782)	19,823
Re-acquired right	indefinite	35,200	—	(8,299)	26,901
Trademarks	indefinite	120,035	—	(4,050)	115,985
		$207,885	$31,045	$(14,131)	$162,709

(1) Includes the effect of foreign currency translation related primarily to the movement of the Canadian dollar and Mexican peso in relation to the U.S. dollar.

(2) An impairment charge of $4,050 was recorded in the second quarter of 2019 related to the Company's Brian Atwood trademark. The impairment was the result of the Company's decision to discontinue distribution of the brand as the Company explores alternatives.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)
The Company evaluates its goodwill and indefinite-lived intangible assets for indicators of impairment at least annually in the beginning of the third quarter of each year or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

In the first quarter of 2020, the Company conducted an interim quantitative impairment assessment of goodwill assigned to its reporting units as of March 31, 2020 and as a result, the fair values of the reporting units exceeded their carrying values by a substantial margin. In the third quarter of 2020, the Company performed a qualitative assessment of goodwill assigned to its reporting units as of July 1, 2020 and concluded that it is more likely than not that the fair values of its reporting units exceeded their respective carrying values and therefore, no goodwill impairment charges were recorded.

In the third quarter of 2020, the Company performed a qualitative assessment of certain indefinite-lived intangible assets as of July 1, 2020 and concluded that it is more likely than not that the fair values of those trademarks exceeded their respective carrying values, and therefore, no impairment charges were recorded. For the Company’s Cejon, Report, GREATS and Jocelyn trademarks, the Company performed quantitative impairment testing throughout the year due to indicators of impairment observed resulting primarily from the COVID-19 pandemic. The estimated fair values of these trademarks were determined using an excess earnings method. The excess earnings method utilizes the present value of the earnings attributable to the intangible asset after providing for the proportion of the earnings that attribute to returns for contributory assets. As a result of the Company’s impairment testing, during the twelve months ended December 31, 2020, the Company’s Cejon, Report, GREATS and Jocelyn trademarks with an aggregate carrying amount of $57,198 were written down to their fair values of $12,925, resulting in a pre-tax impairment charge of $44,273. Of the $44,273 impairment charge, $27,472, $16,345 and $456 were recorded in impairment of intangibles in the Wholesale Accessories/Apparel, Wholesale Footwear, and Retail segments, respectively.

The amortization of intangible assets amounted to $4,010 for 2020, $6,258 for 2019 and $5,718 for 2018 and is included in operating expenses on the Company's Consolidated Statements of (Loss)/Income. The estimated future amortization expense for intangibles as of December 31, 2020 is as follows:

2021	$2,163
2022	1,743
2023	1,743
2024	1,743
2025	1,743
Thereafter	7,227
Total	$16,362

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

The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

Common stock authorized	11,000,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(2,126,956)
Common stock available for grant of stock-based awards as of December 31, 2020	8,873,044

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)
For the years ended December 31, 2020, 2019 and 2018, total equity-based compensation was as follows:

	Years Ended December 31,
	2020	2019	2018
Restricted stock	$18,740	$19,143	$16,720
Stock options	3,899	4,027	4,356
Total	$22,639	$23,170	$21,076

We calculate an estimated forfeiture rate annually based on historical forfeiture and expectations about future forfeitures. Equity-based compensation is included in operating expenses on the Company’s Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during December 31, 2020, 2019 and 2018 are as follows:

	Years Ended December 31,
	2020	2019	2018
Proceeds from stock options exercised	$1,609	$6,212	$13,036
Intrinsic value of stock options exercised	$993	$4,268	$6,841

During the years ended December 31, 2020, 2019 and 2018, options to purchase approximately 642,534 shares of common stock with a weighted average exercise price of $26.72, 738,903 options with a weighted average exercise price of $28.20 and 773,351 options with a weighted average exercise price of $26.38 vested, respectively. As of December 31, 2020, there were unvested options relating to 746,316 shares of common stock outstanding with a total of $3,547 of unrecognized compensation cost and an average vesting period of 1.2 years. Total consideration received for stock option exercises during the twelve months ended December 31, 2020, 2019 and 2018 was $1,609, $6,212, and $13,036, respectively. The windfall tax benefit realized on these exercises in 2020, 2019 and 2018 was approximately $234, $1,010 and $713, respectively.

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during 2020, 2019 and 2018:

	2020	2019	2018
Volatility	33.9% to 56.7%	32.0% to 39.6%	25.1% to 33.2%
Risk free interest rate	0.2% to 1.6%	1.6% to 2.5%	2.1% to 2.9%
Expected life in years	3.0 to 5.0	1.0 to 5.0	3.0 to 5.0
Dividend yield	1.2%	1.6%	1.7%
Weighted average fair value	$10.15	$5.38	$6.75

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)
Activity relating to stock options granted under the Company’s plans during the three years ended December 31, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	2,846,000	$23.87
Granted	585,000	32.39
Exercised	(593,000)	22.04
Forfeited	(23,000)	22.59
Outstanding at December 31, 2018	2,815,000	26.03
Granted	272,000	30.93
Exercised	(273,000)	22.77
Forfeited	(12,000)	20.17
Outstanding at December 31, 2019	2,802,000	26.85
Granted	509,000	34.40
Exercised	(80,000)	21.57
Forfeited	(557,000)	34.74
Outstanding at December 31, 2020	2,674,000	$26.80	3.2	$23,278
Exercisable at December 31, 2020	1,928,000	$26.89	3.0	$16,416

The following table summarizes information about stock options at December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$20.15 to $24.72	465,000	1.5	$23.30	400,000	$23.22
$24.73 to $29.30	1,605,000	3.3	25.18	1,031,000	25.33
$29.31 to $33.88	290,000	5.3	30.45	252,000	30.26
$33.89 to $38.47	263,000	2.7	35.85	242,000	35.90
$38.48 to $43.05	51,000	5.8	42.14	3,000	41.18
	2,674,000	3.2	$26.80	1,928,000	$26.89

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)
Restricted Stock

The following table summarizes restricted stock activity during the three years ended December 31, 2020:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1, 2018	5,876,000	$17.37
Granted	509,000	31.70
Vested	(1,177,000)	18.44
Forfeited	(71,000)	25.61
Outstanding at December 31, 2018	5,137,000	18.42
Granted	633,000	32.64
Vested	(1,200,000)	19.40
Forfeited	(143,000)	28.61
Outstanding at December 31, 2019	4,427,000	19.84
Granted	561,000	30.35
Vested	(1,189,000)	19.96
Forfeited	(148,000)	34.89
Outstanding at December 31, 2020	3,651,000	$20.81

As of December 31, 2020, the Company had $50,210 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average period of 3.4 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

The fair value of the restricted stock that vested during the years ended December 31, 2020, 2019 and 2018 was $23,839, $23,263 and $36,122, respectively.

On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment of Mr. Madden’s existing employment agreement, pursuant to which, on February 8, 2012, Mr. Madden was granted 2,194,586 restricted shares of the Company’s common stock at the then market price of $18.23, which vest in equal annual installments over a seven-year period commencing on December 31, 2017 and, thereafter, on each December 31 through December 31, 2023, subject to Mr. Madden’s continued employment on each such vesting date. On June 30, 2012, Mr. Madden exercised his right under his employment agreement to receive an additional restricted stock award, and on July 3, 2012, he was granted 2,840,013 restricted shares of the Company's common stock at the then market price of $14.09, which vest in equal annual installments over a six-year period commencing on December 31, 2018 and, thereafter, on each December 31 through December 31, 2023, subject to Mr. Madden’s continued employment on each such vesting date. On March 1, 2017, pursuant to his employment agreement, Mr. Madden was granted an option to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $24.90 per share, which option is exercisable in equal annual installments over a five-year period commencing on the first anniversary of the grant date. On March 25, 2019, pursuant to an amendment of the employment agreement between the Company and Mr. Madden, which effected the extension of the term of the agreement through December 31, 2026, Mr. Madden was granted 200,000 restricted shares of the Company's common stock. The restricted stock award will vest in three nearly equal annual installments commencing on December 31, 2024.
On August 19, 2019, pursuant to his employment agreement with the Company, Mr. Madden was granted an option to purchase 225,000 shares of the Company's common stock at an exercise price of $30.14 per share, which option vested in four equal installments on November 19, 2019, February 19, 2020, May 19, 2020 and June 30, 2020.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)

On June 30, 2020, pursuant to his employment agreement with the Company, Mr. Madden was granted an option to purchase 225,000 shares of the Company's common stock at an exercise price of $24.83 per share, which option vests in four equal quarterly installments commencing on September 30, 2020 and ending on June 30, 2021. As of December 31, 2020, Mr. Madden had unvested options to purchase 562,500 shares of the Company's common stock and 2,560,543 restricted shares of the Company's common stock.

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

Note L - Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. Most recently, on April 24, 2019, the Board of Directors approved the extension of the Company's Share Repurchase Program for up to $200,000 in repurchases of the Company's common stock, which includes the amount remaining under the prior authorizations. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. In the middle of March 2020, in response to the COVID-19 pandemic, as a precautionary measure the Board of Directors temporarily suspended the repurchase of the Company's common stock which the Board of Directors reinstated on February 24, 2021. During the twelve months ended December 31, 2020, an aggregate of 769,526 shares of the Company's common stock were repurchased under the Share Repurchase Program, at a weighted average price per share of $32.97, for an aggregate purchase price of approximately $25,369, which includes the amount remaining under the prior authorization. As of December 31, 2020, approximately $111,590 remained available for future repurchases under the Share Repurchase Program.

The Steven Madden, Ltd. 2019 Incentive Compensation Plan provides the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation. During the twelve months ended December 31, 2020, an aggregate of 627,087 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax withholding requirements, at an average price per share of $33.83, for an aggregate purchase price of approximately $21,214.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)
Note M - Derivative Instruments
The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of December 31, 2020, the Company's entire net forward contracts hedging portfolio consisted of a notional amount of $30,203, with the fair value included on the Consolidated Balance Sheets in other liabilities of $997. For the twelve months ended December 31, 2020, the Company's hedging activities were considered ineffective due to COVID-19, and, thus, gains of $176 related to ineffectiveness from hedging activities were recognized in the Consolidated Statements of (Loss)/Income during the first quarter of 2020. As of December 31, 2019, the Company's hedging activities were considered effective and, thus, no ineffectiveness from hedging activities was recognized in the Consolidated Statements of Income. The following table presents the pre-tax amounts from derivative instruments affecting income and other comprehensive income ("OCI") for the years ended December 31, 2020, 2019 and 2018, respectively:

Cash Flow Hedges
Forward Contracts:	Location of Gain or Loss Recognized in Net Income on Derivative	Gain/(Loss) Recognized in Accumulated OCI	Gain/(Loss) Reclassified into Income From Accumulated OCI
2020	Cost of Sales	$(997)	$(89)
2019	Cost of Sales	(454)	(10)
2018	Cost of Sales	748	(39)

Note N - Leases
During the first quarter 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet. The Company adopted the standard using the modified retrospective approach with an effective date as of January 1, 2019. Upon adoption the Company recorded $194,100 of right-of-use asset and $209,000 of lease liabilities.
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

As a result of the effects of the COVID-19 pandemic, during the third quarter of 2020, the Company executed amendments to certain leases in its existing operating lease portfolio, which included changes to rental payments either to be fully or partially based on the future sales volumes at the leased location. The Company considered these concessions in accordance with the FASB Staff Q&A—Topic 842 and Topic 840: Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic (the “Lease Modification Q&A”), and determined that the concessions resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract consistent with how they would be accounted for as though enforceable rights and obligations for those concessions existed in the original

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)
contract. Consequently, the Company elected to account for these concessions as if they were contemplated in the enforceable rights and obligations of the existing contract. Please see Note S for further information.

The Company made payments amounting to $12,064 for COVID-19 lease amendments during the year ended December 31, 2020, which are included in variable lease costs.

Lease right-of-use assets, along with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Due to the impact of the COVID-19 pandemic on the Company’s operations and the decline in the retail real estate market, the Company identified indicators of impairment for long-lived assets at certain of its retail stores. For such stores, the Company performed a recoverability test, comparing estimated undiscounted cash flows to the carrying value of the related long-lived assets. When the carrying value was more than the estimated undiscounted cash flows, the Company wrote the assets down to their fair value. Fair values of the long-lived assets were estimated using an income approach based on management’s forecast of future cash flows derived from continued retail operations and the fair values of individual operating lease assets were determined using estimated market rental rates. Significant estimates are used in determining future cash flows of each store over its remaining lease term, including the Company's expectations of future projected cash flows. An impairment loss is recorded if the carrying amount of the long-lived asset group exceeds its fair value. As a result, the Company recorded impairment charges of $22,183 related to store lease right-of-use assets for the year ended December 31, 2020. The impairment charges were recorded in operating expenses in the Retail segment.

Lease Position
The table below presents the lease-related assets and liabilities recorded on the balance sheet as of December 31, 2020:

	Classification on the Balance Sheet	December 31, 2020	December 31, 2019
Assets
Noncurrent (1) (2)	Operating lease right-of-use asset	$101,379	$155,700

Liabilities
Current	Operating leases - current portion	$34,257	$38,624
Noncurrent	Operating leases - long-term portion	98,592	133,172
Total operating lease liabilities		$132,849	$171,796

Weighted-average remaining lease term		5.0 years	5.5 years
Weighted-average discount rate		4.3%	4.4%
(1) During the year ended December 31, 2020, the Company recorded pre-tax impairment charges related to the right-of-use assets of $22,183.

(2) During the third quarter of 2019, the Company recorded a pre-tax charge related to the right-of-use asset of $1,883.

Lease Costs
 The table below presents certain information related to lease costs for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Operating lease cost	$42,368	$48,387
Variable lease cost (1)	13,412	172
Short-term lease cost	238	239
Less: sublease income	562	644
Total lease cost	$55,456	$48,154
(1) The Company has incurred lease modification expenses of $12,064, which have been included in variable lease costs for the year ended December 31, 2020.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)

Other Information

The table below presents supplemental cash flow information related to leases for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$43,582	$46,324

	Years Ended December 31,
	2020	2019
Noncash transactions:
Right-of-use asset obtained in exchange for new operating lease liabilities	$2,746	$—
Right-of-use asset amortization expense	$38,228	$36,170

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the balance sheet as of December 31, 2020:

2021	$39,700
2022	30,905
2023	22,407
2024	18,128
2025	14,794
Thereafter	21,955
Total minimum lease payments	147,889
Less: interest	15,040
Present value of lease liabilities	$132,849

A majority of the retail store leases provide for contingent rental payments if gross sales exceed certain targets. In addition, many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes. Rent expense for the years ended December 31, 2020, 2019 and 2018 was approximately $49,619, $61,283 and $58,332, respectively. Included in such amounts are contingent rents of $46, $138 and $516 in 2020, 2019 and 2018, respectively.

Rent expense is calculated by amortizing total base rental payments (net of any rental abatements, construction allowances and other rental concessions), on a straight-line basis, over the lease term.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)
Note O - Income Taxes

The components of (loss)/income before income taxes are as follows:

	2020	2019	2018
Domestic	$(63,025)	$119,166	$121,674
Foreign	33,040	62,060	55,666
	$(29,985)	$181,226	$177,340

The components of (benefit)/provision for income taxes were as follows:

	2020	2019	2018
Current:
Federal	$(10,764)	$18,655	$32,880
State and local	(545)	3,765	5,012
Foreign	7,958	11,940	11,771
	(3,351)	34,360	49,663
Deferred:
Federal	(4,940)	2,309	(2,489)
State and local	(2,962)	1,343	(200)
Foreign	(451)	1,492	(133)
	(8,353)	5,144	(2,822)
	$(11,704)	$39,504	$46,841

A reconciliation between income taxes computed at the federal statutory rate and the effective tax rate is as follows:

	December 31,
	2020	2019	2018
Income taxes at federal statutory rate	21.0%	21.0%	21.0%
Effects of foreign operations	10.3	(0.1)	(0.7)
Stock-based compensation	11.8	(3.4)	(2.1)
State and local income taxes - net of federal income tax benefit	12.9	2.3	2.4
Nondeductible items	(0.4)	0.7	0.1
Impact of tax reform	14.0	—	2.0
Global intangible low-taxed income ("GILTI")	(18.2)	—	—
Valuation allowance	(9.3)	0.6	0.4
Prepaid tax adjustment related to prior years	—	—	3.8
Other	(3.1)	0.7	(0.5)
Effective tax rate	39.0%	21.8%	26.4%

The primary changes between the Company’s effective tax rate for the year ended December 31, 2020 and 2019 are due to the year-over-year benefit resulting from the exercising and vesting of share-based awards, an increase in tax benefit related to a net operating loss carryback claim set forth by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), an

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)
increase in the GILTI tax, a decrease in the state taxes incurred, and an increase in pre-tax losses in jurisdictions with higher tax rates.
The components of deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred tax assets
Receivable allowances	$5,226	$8,537
Inventory	4,681	3,247
Accrued expenses	1,109	1,453
Deferred compensation	7,418	8,643
Net operating loss carryforwards	9,987	7,531
Lease liability	31,975	41,382
Other	1,345	493
Gross deferred tax assets before valuation allowance	61,741	71,286

Less: valuation allowance	(4,968)	(2,230)
Gross deferred tax assets after valuation allowance	56,773	69,056

Deferred tax liabilities
Depreciation and amortization	(13,744)	(17,532)
Unremitted earnings of foreign subsidiaries	(2,964)	(3,025)
Right-of-use asset	(24,211)	(37,248)
Amortization of goodwill	(7,665)	(7,682)
Indefinite-lived intangibles	(5,336)	(9,446)
Gross deferred tax liabilities	(53,920)	(74,933)

Net deferred tax assets/(liabilities)	$2,853	$(5,877)

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

The Company’s increase in valuation allowance of $2,738 is due to a deferred tax asset on an outside basis difference which the Company does not expect to realize, and net operating loss deferred tax assets in various foreign subsidiaries, which resulted in an aggregate valuation allowance of $4,968 for the year ended December 31, 2020.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2020	2019	2018
Beginning Balance	$1,150	$1,511	$361
Additions for tax positions of prior years	1,145	—	—
Additions related to current period tax positions	—	—	1,150
Reductions for tax positions of prior years	—	(361)	—
Ending Balance	$2,295	$1,150	$1,511

For the years ended December 31, 2020, 2019 and 2018 the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $2,295, $1,150 and $1,511, in the aggregate, respectively. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Accrued interest and penalties on unrecognized tax benefits and interest and penalty expense was immaterial to the consolidated financial statements for all periods presented. The unrecognized tax benefits are not expected to materially change in the next twelve months.

The Company files income tax returns in the U.S., for federal, state, and local purposes, and in certain other foreign jurisdictions. The Company's tax years 2017 through 2020 remain open to examination by most taxing authorities. During 2017, the U.S. Internal Revenue Service completed its audit of the Company's 2014 U.S. income tax return.

The Company’s consolidated financial statements provide for any related tax liability on amounts that may be repatriated from foreign operations, aside from undistributed earnings of certain of the Company’s foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. The deferred tax liability of $2,964 at December 31, 2020 reflects the withholding tax on amounts that may be repatriated from foreign operations.

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020, which includes significant corporate income tax and payroll tax provisions aimed at providing economic relief. The Company received or expects to continue to receive a corporate income tax benefit on the net operating loss carryback provision set forth by the CARES act, as well as favorable cash flow benefits related to the employee retention credit, employer payroll tax deferral, and accelerated depreciation related to qualified improvement property. The Company will continue to assess the impact of the CARES Act and other COVID-19 related incentives.

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

[2]    Employment agreements:

Edward R. Rosenfeld. On December 31, 2018, the Company entered into a new employment agreement with Edward R. Rosenfeld, the Chief Executive Officer and the Chairman of the Board of Directors of the Company, to replace an existing employment agreement that expired on that date. The agreement, which expires on December 31, 2021, provides for an annual salary of approximately $1,042 for the period from January 1, 2021 through December 31, 2021. In addition, pursuant to his new employment agreement, on December 31, 2018, Mr. Rosenfeld received a grant of 87,500 shares of the Company's common stock subject to certain restrictions and, on February 1, 2019, Mr. Rosenfeld received an additional grant of 87,500 shares of the Company's common stock also subject to certain

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)
restrictions. The restricted shares received by Mr. Rosenfeld on December 31, 2018 and February 1, 2019 were issued under the Company's 2006 Stock Incentive Plan, as amended, and vest in equal annual installments over a five-year period that commenced on December 1, 2019 and February 1, 2020, respectively. On March 16, 2020, Mr. Rosenfeld received a grant of 108,030 shares of the Company’s common stock under the 2019 Incentive Compensation Plan, which vest in five equal annual installments of 21,606 shares commencing on March 1, 2021. Additional compensation and bonuses, if any, are at the sole discretion of the Company's Board of Directors.

Steven Madden. On January 3, 2012, the Company and its Creative and Design Chief, Steven Madden, entered into an amendment, dated as of December 31, 2011, to Mr. Madden’s existing employment agreement with the Company. The amended agreement, which extended the term of Mr. Madden's employment through December 31, 2023, provides for a base salary of approximately $7,026 per annum for the period between January 1, 2016 and December 31, 2023. Pursuant to the amended agreement, on February 8, 2012, Mr. Madden was granted 2,194,586 restricted shares of the Company’s common stock at the then market price of $18.23, which vest in equal annual installments over a seven-year period commencing on December 31, 2017 and, thereafter, on each December 31 through December 31, 2023, subject to Mr. Madden’s continued employment on each such vesting date. Also under the amended agreement, Mr. Madden received the right, exercisable on certain specified dates in fiscal year 2012 only, to elect to receive a grant of restricted stock for a number of shares of the Company’s common stock valued at $40,000 in consideration for certain specified reductions in his annual base salary in years subsequent to 2012. Mr. Madden exercised this right, and on July 3, 2012, he was granted 2,840,013 restricted shares of the Company's common stock at the then market price of $14.09, which shares vest in equal annual installments over a six-year period commencing on December 31, 2018. Further, in addition to the opportunity for cash bonuses at the sole discretion of the Board of Directors, Mr. Madden’s amended agreement entitles him to an annual life insurance premium payment as well as an annual stock option grant. The amended agreement also provided Mr. Madden the potential for an additional one-time stock option award for 1,125,000 shares of the Company’s common stock (the “EPS Option”) in the event that the Company achieves earnings per share on a fully-diluted basis equal to $1.33 as to any fiscal year ending December 31, 2015 or thereafter, which performance criteria was achieved for the fiscal year ended December 31, 2016. As such, on March 1, 2017, Mr. Madden was granted the EPS Option at an exercise price of $24.90 per share. The EPS Option vests in equal annual installments over a five-year period commencing on the first anniversary of the grant date. On March 25, 2019, the Company and Mr. Madden, entered into an amendment to Mr. Madden's existing employment agreement with the Company. The amended agreement extends the term of Mr. Madden's employment for three years through December 31, 2026. Pursuant to the amended agreement, on March 25, 2019 Mr. Madden was granted 200,000 restricted shares of the Company's common stock. The restricted stock award will vest in three nearly equal annual installments commencing on December 31, 2024.

On August 19, 2019, pursuant to his employment agreement with the Company, Mr. Madden was granted an option to purchase 225,000 shares of the Company's common stock at an exercise price of $30.14 per share, which option vested in four equal installments on November 19, 2019, February 19, 2020, May 19, 2020 and June 30, 2020.

On June 30, 2020, pursuant to his employment agreement with the Company, Mr. Madden was granted an option to purchase 225,000 shares of the Company's common stock at an exercise price of $24.83 per share, which option vests in four equal quarterly installments commencing on September 30, 2020 and ending on June 30, 2021.

Zine Mazouzi. On December 8, 2020, the Company named Zine Mazouzi its Chief Financial Officer, replacing Arvind Dharia, whose employment agreement ended December 31, 2020. The agreement, which went into effect on January 1, 2021, remains in effect through December 31, 2023. Mr. Mazouzi's agreement provides for an annual salary of $550 in 2021, $575 in 2022 and $600 in 2023. In addition, pursuant to his employment agreement, on January 4, 2021, Mr. Mazouzi was granted 29,155 restricted shares of the Company's common stock under the Company's 2019 Incentive Compensation Plan. The restricted shares vest in five equal annual installments commencing on January 4, 2022. The agreement provides to Mr. Mazouzi the opportunity for an annual performance-based bonus for the fiscal years ended December 31, 2021, 2022 and 2023.

Amelia Newton Varela. On December 27, 2019, the Company entered into a new employment agreement with Amelia Newton Varela, the Company’s President and a member its Board of Directors, to replace an existing employment agreement that expired on December 31, 2019. The agreement, which remains in effect through December 31, 2022,

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)
provides for an annual salary of $725 in 2021 and $750 in 2022. In addition, pursuant to her new employment agreement, on January 2, 2020, Ms. Varela was granted 27,000 restricted shares of the Company's common stock under the Company's 2019 Incentive Compensation Plan. The restricted shares vest in five equal annual installments commencing on January 2, 2021. The agreement provides to Ms. Varela the opportunity for an annual performance-based bonus for the fiscal years ended December 31, 2020, 2021 and 2022.

The Company and Ms. Varela entered into an amendment to her employment agreement, dated February 25, 2021. The amendment set a cap on bonuses payable to Ms. Varela based on our financial performance in 2021 and 2022 of $450. In addition, the Company issued 26,350 restricted shares of common stock to Ms. Varela on March 1, 2021. All of the other terms and provisions of Ms. Varela's 2019 agreement remain in full force and effect.

Awadhesh Sinha. On December 27, 2019, the Company entered into a new employment agreement with Awadhesh Sinha, the Company's Chief Operating Officer, to replace an existing employment agreement that expired on December 31, 2019. The new agreement, which remains in effect through December 31, 2021, provides for an annual salary of $767 in 2021 and provides to Mr. Sinha the opportunity for annual cash and share-based incentive bonuses. In addition, pursuant to his new employment agreement, on January 2, 2020, Mr. Sinha received a grant of 11,598 shares of the Company's common stock subject to certain restrictions. The restricted shares received by Mr. Sinha were issued under the Company's 2019 Incentive Compensation Plan and vest in equal annual installments over a two-year period on each of December 15, 2020 and December 15, 2021.

The Company and Mr. Sinha entered into an amendment to his employment agreement, dated February 25, 2021. This amendment extends the term of Mr. Sinha’s employment with the Company through December 31, 2023. Under this amendment, Mr. Sinha will be required to devote not more than four days per week to his duties as Chief Operating Officer beginning on January 1, 2022, and on January 1, 2023, he will become a Senior Advisor to the Company and will be required to devote not more than two days per week to such executive-level duties as are reasonably assigned to him by our Chief Executive Officer. The amendment (i) provides that Mr. Sinha’s base compensation will be $500 for calendar year 2022 and $300 for calendar year 2023, (ii) his bonus based on our financial performance in 2021 will be capped at $450, (iii) his bonus based on our financial performance in 2022 will be capped at $200, and (iv) he will not be entitled to a performance bonus for 2023. All of the other terms and provisions of Mr. Sinha's 2019 agreement remain in full force and effect.

Karla Frieders. On May 11, 2020, the Company entered into a new employment agreement with Karla Frieders, the Company’s Chief Merchandising Officer, to replace an existing employment agreement which expired on April 30, 2020. The agreement, which remains in effect through April 30, 2023, provides to Ms. Frieders an annual salary of $590 for the period commencing on May 1, 2020 and ending on April 30, 2023 and an annual performance-based bonus for the fiscal years ending December 31, 2020, 2021 and 2022 in an amount to be determined at the discretion of the Company. In addition, pursuant to her new employment agreement, on May 11, 2020, Ms. Frieders received a grant of 32,758 shares of the Company's common stock subject to certain restrictions. The restricted shares received by Ms. Frieders were issued under the Company's 2019 Incentive Compensation Plan and vest in equal annual installments over a five-year period commencing on May 1, 2021 and ending on May 1, 2025.

[3]    Letters of credit:

At December 31, 2020, the Company had $188 open letters of credit for the purchase of inventory.

[4]    License agreements:

In January 2018, the Company entered into a license agreement with Nine West Development LLC, subsequently acquired by WHP Global, for the right to manufacture, market and sell women's fashion footwear and handbags under the Anne Klein®, AK Sport®, AK Anne Klein Sport® and the Lion Head Design® trademarks. The agreement, unless extended, expires on June 30, 2023. The agreement requires that the Company pay the licensor a royalty equal to a percentage of net sales and a minimum royalty in the event that specified net sales targets are not achieved.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)
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

Future minimum royalty payments under all of the Company's license agreements are $8,350 for 2021 and $11,875 for 2022 through 2023. Royalty expenses are included in the “cost of goods” section of the Company's Consolidated Statements of (Loss)/Income.

[5]    Concentrations:
The Company maintains cash and cash equivalents with various major financial institutions, which at times are in excess of the amount insured.

During the year ended December 31, 2020, the Company did not purchase more than 10% of its merchandise from any single supplier. Total product purchases from vendors located in China for the year ended December 31, 2020 were 78%.

During the year ended December 31, 2019, the Company did not purchase more than 10% of its merchandise from any single supplier. Total product purchases from vendors located in China for the year ended December 31, 2019 were 88%.

During the year ended December 31, 2018, the Company did not purchase more than 10% of its merchandise from any single supplier. Total product purchases from vendors located in China for the year ended December 31, 2018 were approximately 94%.

For the year ended December 31, 2020, sales to Walmart Inc. represented approximately 13.9% of total revenue. At December 31, 2020, Walmart Inc. represented 19.0% of total accounts receivable, Target Corporation represented 14.9% of total accounts receivable, Ross Stores, Inc. represented 11.8% of total accounts receivable, The TJX Companies, Inc. represented 11.7% of total accounts receivable and Nordstrom, Inc. represented 10.3% of total accounts receivable. The Company did not have any other customers who accounted for more than 10% of total revenue or any other customers who accounted for more than 10% of total accounts receivable.
At December 31, 2019, sales to Walmart Inc. represented approximately 11.9% of total revenue. At December 31, 2019, Walmart Inc. represented 17.9% of total accounts receivable, Target Corporation represented 13.6% of total accounts receivable and Nordstrom, Inc. represented 10.6% of total accounts receivable. The Company did not have any other customers who accounted for more than 10% of total revenue or any other customers who accounted for more than 10% of total accounts receivable.

At December 31, 2018, sales to Walmart Inc. represented approximately 17.6% of total accounts receivable, Target Corporation represented 13.8% of total accounts receivable and Nordstrom, Inc. represented 10.6% of total accounts receivable. The Company did not have any other customers who accounted for more than 10% of total net revenue or any other customers who accounted for more than 10% of total accounts receivable.

Purchases are made primarily in United States dollars.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)
[6]    Valuation and qualifying accounts:

The following is a summary of markdown and chargeback allowances, allowance for doubtful accounts related to accounts receivable and deferred tax asset valuation allowance:

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2020
Markdown and chargeback allowances	$34,207	$30,508	$45,883	$18,832
Allowance for doubtful accounts	11,066	1,405	3,528	8,943
Deferred tax asset valuation allowance	2,230	2,738	—	4,968
Total	$47,503	$34,651	$49,411	$32,743
Year ended December 31, 2019
Markdown and chargeback allowances	$31,357	$90,031	$87,181	$34,207
Allowance for doubtful accounts	10,849	679	462	11,066
Deferred tax asset valuation allowance	649	1,581	—	2,230
Total	$42,855	$92,291	$87,643	$47,503
Year ended December 31, 2018
Markdown and chargeback allowances	$26,213	$86,463	$81,319	$31,357
Allowance for doubtful accounts	616	10,887	654	10,849
Deferred tax asset valuation allowance	—	649	—	649
Total	$26,829	$97,999	$81,973	$42,855

Note Q – Operating Segment Information

The Company operates the following operating segments, which are presented as reportable segments: Wholesale Footwear, Wholesale Accessories/Apparel, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores, derives revenue, both domestically and internationally, from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories/Apparel segment, which includes branded and private label handbags, apparel, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and internationally, from sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores. The Company's Wholesale Footwear and Wholesale Accessories/Apparel segments derive revenue from certain countries in Asia, Europe, North America, and Africa and, under special distribution arrangements, in Australia, the Middle East, India, South and Central America, New Zealand, Southeast Asia and pursuant to a partnership agreement in Singapore. The Retail segment, through the operation of Company-owned retail stores in the United States, Canada and Mexico, the Company's joint ventures in South Africa, China, Taiwan and Israel and its websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories, apparel and licensed products to consumers. The First Cost segment represents activities of a subsidiary that earns commissions and design fees for serving as a buying agent of footwear products to mass-merchants, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company generates revenue by licensing its Steve Madden®, Steven by Steve Madden® and Madden Girl® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of eyewear, outerwear, hosiery, activewear, sleepwear, jewelry, watches, hair accessories, umbrellas, bedding, luggage and fragrance. In addition, this segment licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel, hosiery, outerwear, sleepwear, activewear, jewelry, watches, bedding, luggage, umbrellas and household goods. The Licensing segment also licenses the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of swimwear.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)

Year ended	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Retail	First Cost	Licensing	Consolidated
December 31, 2020
Total revenue	$713,662	$235,892	$949,554	$239,389	$3,902	$8,969	$1,201,814
Gross profit	226,556	70,908	297,464	154,206	3,902	8,969	464,541
Income/(loss) from operations	47,854	(17,496)	30,358	(69,248)	1,507	5,778	(31,605)
Depreciation and amortization	6,763	2,586	9,349	7,447	564	—	17,360
Segment assets	812,654	111,621	924,275	196,019	11,026	6,441	1,137,761
Capital expenditures	3,733	1,427	5,160	1,402	—	—	6,562
December 31, 2019
Total revenue	$1,112,091	$334,862	$1,446,953	$321,182	$7,441	$11,581	$1,787,157
Gross profit	373,587	98,131	471,718	195,277	7,441	11,581	686,017
Income/(loss) from operations	163,482	22,455	185,937	(9,050)	(8,177)	8,104	176,814
Depreciation and amortization	8,061	3,186	11,247	9,580	510	—	21,337
Segment assets	868,059	119,231	987,290	275,937	8,979	6,441	1,278,647
Capital expenditures	9,573	3,783	13,356	4,955	—	—	18,311
December 31, 2018
Total revenue	$1,058,366	$300,091	$1,358,457	$295,152	$11,226	$12,899	$1,677,734
Gross profit	345,909	91,739	437,648	178,390	11,226	12,899	640,163
Income/(loss) from operations	140,138	27,092	167,230	735	(4,549)	9,966	173,382
Depreciation and amortization	8,536	2,274	10,810	10,593	944	135	22,482
Segment assets	774,081	149,644	923,725	114,194	28,210	6,441	1,072,570
Capital expenditures	5,362	1,428	6,790	5,660	—	—	12,450
Revenues by geographic area are as follows:

	Year Ended December 31,
	2020	2019	2018
Domestic (a)	$1,054,343	$1,572,045	$1,473,588
International	147,471	215,112	204,146
Total	$1,201,814	$1,787,157	$1,677,734
(a) Includes revenues of $249,982, $337,028 and $326,635 for the years ended 2020, 2019 and 2018 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our international entities.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)
Note R - Quarterly Results of Operations (unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2020 and 2019:

	March 31,	June 30,	September 30,	December 31,
2020:
Net sales	$355,684	$141,363	$342,830	$349,066
Commission and licensing fee income	3,484	1,449	4,037	3,901
Total revenue	359,168	142,812	346,867	352,967
Cost of sales (exclusive of depreciation and amortization)	225,704	86,924	206,990	217,655
Gross profit	133,464	55,888	139,877	135,312
Net (loss)/income attributable to Steven Madden, Ltd.	$(17,451)	$(16,586)	$(6,951)	$22,591
Net (loss)/income per share:
Basic	$(0.22)	$(0.21)	$(0.09)	$0.29
Diluted	$(0.22)	$(0.21)	$(0.09)	$0.28
2019:
Net sales	$410,940	$444,974	$497,308	$414,912
Commission and licensing fee income	4,848	4,655	4,806	4,713
Total revenue	415,788	449,629	502,114	419,625
Cost of sales (exclusive of depreciation and amortization)	253,943	279,629	306,277	261,291
Gross profit	161,845	170,000	195,837	158,334
Net income attributable to Steven Madden, Ltd.	$34,525	$36,572	$52,463	$17,751
Net income per share:
Basic	$0.43	$0.46	$0.66	$0.23
Diluted	$0.41	$0.44	$0.63	$0.21

Because each quarter is calculated as a discrete period, the sum of the four quarters may not equal the full-year amount as reflected in the Company’s Consolidated Statements of (Loss)/Income. This is in accordance with prescribed reporting requirements.

During the fourth quarter of 2020, the Company recorded an after-tax expense of $3,879 related to payments and a provision for early lease charges and an after-tax charge related to trademark impairments of $1,360. Also during the fourth quarter of 2020, the Company recorded in net income attributable to Steven Madden, Ltd. a tax benefit of $4,191 in connection with the carryback provision of the CARES Act, an after-tax benefit of $932 related to the recovery from the Payless ShoeSource bankruptcy and an after-tax benefit of $930 related to the change in valuation of a contingent considerations.

Note S - Recent Accounting Pronouncements

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)

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

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 (“ASU 2018-15”), “Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 was effective January 1, 2020 and did not have any significant impact on the Company’s financial position or results of operations.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13 (“ASU 2018-13”), “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This new guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 was effective January 1, 2020 and did not have any significant impact on the Company’s financial position or results of operations.

In June 2016, the FASB issued Accounting Standards Update 2016-13 ("ASU 2016-13"), "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 was effective January 1, 2020 and did not have any significant impact on the Company’s financial position or results of operations.

In December 2019, the FASB issued ASU No. 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. On April 1, 2020, the Company early adopted the new standard, with no impact to its consolidated financial statements and related disclosures.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018
($ in thousands, except share and per share data)
Note T – Credit Agreement

Credit Agreement

On July 22, 2020, the Company entered into a $150,000, secured revolving credit agreement (the “Credit Agreement”) with various lenders and Citizens Bank, N.A., as administrative agent (the “Agent”), which replaced the Company’s existing credit facility provided by Rosenthal & Rosenthal, Inc. (“Rosenthal”). The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) scheduled to mature on July 22, 2025. The Company uses the Credit Facility for general corporate purposes.

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

Borrowings under the Credit Agreement generally bear interest at a variable rate equal to, at the Company’s election, (i) LIBOR for the applicable interest period or (ii) the base rate. The base rate is the highest of (a) the prime rate announced by Citizens Bank, N.A. or its parent company, (b) the sum of the federal funds effective rate plus 0.50%, and (c) the sum of one-month LIBOR plus 1%), plus in each case a specified margin, which is based upon average availability under the Credit Facility from time to time.

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

The Credit Agreement also contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the Agent may, and at the request of the required lenders shall, terminate the loan commitments under the Credit Agreement, declare any outstanding obligations under the Credit Agreement to be immediately due and payable or require the Company to adequately cash collateralize outstanding letter of credit obligations. If the Company or, with certain exceptions, a subsidiary becomes the subject of a proceeding under any bankruptcy, insolvency or similar law, then the loan commitments under the Credit Agreement will automatically terminate, and any outstanding obligations under the Credit Agreement and the cash collateral required under the Credit Agreement for any outstanding letter of credit obligations will become immediately due and payable.

As of December 31, 2020, the Company had no cash borrowings and $188 letters of credit outstanding under the Credit Facility.