Form 10-Q
period 2021-03-31
STEVEN MADDEN, LTD.
filed 2021-05-06
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
Yes  ☐   No ☒

As of April 30, 2021, there were 82,756,966 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2021	December 31, 2020	March 31, 2020
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$233,202	$247,864	$211,138
Short-term investments	39,788	39,302	34,271
Accounts receivable, net of allowances of $9,730, $8,943 and $9,055	34,722	25,044	30,143
Factor accounts receivable	285,162	252,671	231,408
Inventories	106,561	101,420	102,265
Prepaid expenses and other current assets	16,667	17,415	24,194
Income tax receivable and prepaid taxes	18,429	14,525	7,373
Total current assets	734,531	698,241	640,792
Note receivable – related party	1,081	1,180	1,463
Property and equipment, net	40,458	43,268	52,206
Operating lease right-of-use asset	99,510	101,379	127,187
Deposits and other	5,216	4,822	2,982
Deferred taxes	5,414	5,415	6,422
Goodwill – net	167,979	168,265	165,855
Intangibles – net	114,754	115,191	148,997
Total Assets	$1,168,943	$1,137,761	$1,145,904
LIABILITIES
Current liabilities:
Accounts payable	$99,007	$73,904	$76,284
Accrued expenses	120,253	118,083	87,698
Advances from factor	—	—	29,100
Operating leases - current portion	33,359	34,257	37,517
Income taxes payable	—	5,799	—
Contingent payment liability – current portion	113	—	—
Accrued incentive compensation	3,761	3,873	2,113
Total current liabilities	256,493	235,916	232,712
Contingent payment liability	564	207	6,440
Operating leases - long-term portion	96,246	98,592	121,187
Deferred taxes	2,767	2,562	3,961
Other liabilities	12,105	10,115	7,980
Total Liabilities	368,175	347,392	372,280
Commitments, contingencies and other (Note P)
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 245,000 shares authorized, 133,477, 133,247 and 133,159 shares issued, 82,692, 82,616 and 83,046 shares outstanding	8	8	6
Additional paid-in capital	485,556	478,463	460,777
Retained earnings	1,288,322	1,279,550	1,280,496
Accumulated other comprehensive loss	(28,529)	(29,164)	(45,245)
Treasury stock – 50,785, 50,631 and 50,113 shares at cost	(957,829)	(952,271)	(934,827)
Total Steven Madden, Ltd. stockholders’ equity	787,528	776,586	761,207
Noncontrolling interest	13,240	13,783	12,417
Total stockholders’ equity	800,768	790,369	773,624
Total Liabilities and Stockholders’ Equity	$1,168,943	$1,137,761	$1,145,904
See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income/(Loss)
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Net sales	$358,901	$355,684
Commission and licensing fee income	2,124	3,484
Total revenue	361,025	359,168
Cost of sales	221,921	225,704
Gross profit	139,104	133,464
Operating expenses	110,448	121,373
Impairment of store fixed assets and lease right-of-use assets	612	28,821
Impairment of intangibles	—	9,518
Income/(loss) from operations	28,044	(26,248)
Interest and other (expense)/income – net	(37)	1,046
Income/(loss) before provision for income taxes	28,007	(25,202)
Provision/(benefit) for income taxes (Note L)	5,676	(7,401)
Net income/(loss)	22,331	(17,801)
Less: net income/(loss) attributable to noncontrolling interest	1,134	(350)
Net income/(loss) attributable to Steven Madden, Ltd.	$21,197	$(17,451)

Basic net income/(loss) per share	$0.27	$(0.22)

Diluted net income/(loss) per share	$0.26	$(0.22)

Basic weighted average common shares outstanding	79,038	78,875
Effect of dilutive securities – options/restricted stock	2,851	—
Diluted weighted average common shares outstanding	81,889	78,875

Cash dividends declared per common share	$0.15	$0.15

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(unaudited)
(in thousands)

	Three Months Ended March 31, 2021
	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$22,331
Other comprehensive income:
Foreign currency translation adjustment	$(302)	$—	(302)
Gain on cash flow hedging derivatives	875	(252)	623
Total other comprehensive income	$573	$(252)	321

Comprehensive income			22,652
Less: comprehensive income attributable to noncontrolling interests			820
Comprehensive income attributable to Steven Madden, Ltd.			$21,832

	Three Months Ended March 31, 2020
	Pre-tax amounts	Tax expense	After-tax amounts
Net loss			$(17,801)
Other comprehensive (loss):
Foreign currency translation adjustment	$(15,650)	$—	(15,650)
Gain on cash flow hedging derivatives	1,676	(489)	1,187
Total other comprehensive (loss)	$(13,974)	$(489)	(14,463)

Comprehensive loss			(32,264)
Less: comprehensive (loss) attributable to noncontrolling interests			(8)
Comprehensive loss attributable to Steven Madden, Ltd.			$(32,256)

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2020	82,616	$8	$478,463	$1,279,550	$(29,164)	50,631	$(952,271)	$13,783	$790,369
Share repurchases and net tax settlement of awards under stock plan	(154)	—	—	—	—	154	(5,558)	—	(5,558)
Exercise of stock options	65	—	1,554	—	—	—	—	—	1,554
Issuance of restricted stock, net of forfeitures	165	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,539	—	—	—	—	—	5,539
Foreign currency translation adjustment	—	—	—	—	12	—	—	(314)	(302)
Cash flow hedge (net of tax expense of $252)	—	—	—	—	623	—	—	—	623
Dividends on common stock ($0.15 per share)	—	—	—	(12,425)	—	—	—	—	(12,425)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(1,363)	(1,363)
Net income	—	—	—	21,197	—	—	—	1,134	22,331
Balance - March 31, 2021	82,692	$8	$485,556	$1,288,322	$(28,529)	50,785	$(957,829)	$13,240	$800,768

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2019	83,520	$6	$454,217	$1,310,406	$(30,440)	49,234	$(905,688)	$12,723	$841,224
Share repurchases and net tax settlement of awards under stock plan	(879)	—	—	—	—	879	(29,139)	—	(29,139)
Exercise of stock options	48	—	874	—	—	—	—	—	874
Issuance of restricted stock, net of forfeitures	357	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,686	—	—	—	—	—	5,686
Foreign currency translation adjustment	—	—	—	—	(15,992)	—	—	342	(15,650)
Cash flow hedge (net of tax expense of $489)	—	—	—	—	1,187	—	—	—	1,187
Dividends on common stock ($0.15 per share)	—	—	—	(12,459)	—	—	—	—	(12,459)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	(298)	(298)
Net (loss)	—	—	—	(17,451)	—	—	—	(350)	(17,801)
Balance - March 31, 2020	83,046	$6	$460,777	$1,280,496	$(45,245)	50,113	$(934,827)	$12,417	$773,624

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income/(loss)	$22,331	$(17,801)
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Stock-based compensation	5,539	5,686
Depreciation and amortization	4,028	4,996
Loss on disposal of fixed assets	222	53
Impairment of intangibles	—	9,518
Impairment of lease right-of-use asset and store fixed assets	612	28,821
Deferred taxes	206	(8,338)
Accrued interest on note receivable - related party	(6)	(8)
Notes receivable - related party	102	102
Change in valuation of contingent considerations	470	—
Recovery of receivables, related to the Payless ShoeSource bankruptcy	(919)	—
Changes, net of acquisitions, in:
Accounts receivable	(8,759)	8,023
Factor accounts receivable	(32,491)	(14,937)
Inventories	(5,141)	34,631
Prepaid expenses, prepaid taxes, deposits and other	(3,319)	(8,000)
Accounts payable and accrued expenses	22,097	(71,108)
Accrued incentive compensation	(112)	(8,821)
Leases and other liabilities	182	(2,426)
Net cash provided by/(used in) operating activities	5,042	(39,609)

Cash flows from investing activities:
Capital expenditures	(1,598)	(3,301)
Purchases of short-term investments	(2,054)	(5,542)
Maturity/sale of short-term investments	2,036	8,616
Net cash (used in) investing activities	(1,616)	(227)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,554	874
Distribution of noncontrolling interest earnings	(1,363)	—
Common stock purchased for treasury	(5,558)	(29,139)
Cash dividends paid on common stock	(12,425)	(12,459)
Advances from factor	—	42,539
Repayments of advances from factor	—	(13,439)
Net cash (used in) financing activities	(17,792)	(11,624)
Effect of exchange rate changes on cash and cash equivalents	(296)	(1,503)
Net (decrease) in cash and cash equivalents	(14,662)	(52,963)
Cash and cash equivalents – beginning of period	247,864	264,101
Cash and cash equivalents – end of period	$233,202	$211,138

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2021
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. Certain reclassifications were made to prior years' presentation to conform to the 2021 presentation. The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2020 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 16, 2021.

Note B - COVID-19

In December 2019, COVID-19 emerged and spread worldwide. The World Health Organization declared COVID-19 a pandemic in March 2020, resulting in federal, state and local governments and private entities mandating various restrictions, including the closure of non-essential businesses, travel restrictions, restrictions on public gatherings, stay-at-home orders and advisories and quarantining of people who may have been exposed to the virus. After closely monitoring and taking into consideration the guidance from federal, state and local governments, in March 2020, the Company temporarily closed all of its brick-and-mortar stores and its corporate offices in the U.S. and the vast majority of its brick-and-mortar stores and offices globally. On April 1, 2020, the Company temporarily furloughed a significant number of its employees. Employees with medical benefits continued to receive those benefits at no personal cost for a duration determined by the Company. As of September 30, 2020, most of our brick-and-mortar stores and corporate offices globally were reopened with limited capacity, most employees returned from furlough and a number of safety protocols and restrictions were implemented to ensure the safety of the Company's employees and customers. The COVID-19 pandemic had and may continue to have a material impact on the Company's business, results of operations, financial position and cash flow. In response to the COVID-19 pandemic, the Company has taken precautionary measures to maintain adequate liquidity and financial flexibility by temporarily suspending share repurchases and the quarterly cash dividend; temporarily suspending salaries of the Company's founder and Creative and Design Chief, Steve Madden, the Company's Chairman and Chief Executive Officer, Edward Rosenfeld, and its Board of Directors (all of which were reinstated on October 1, 2020); temporarily reducing salaries by 30% for the Company's President, Chief Financial Officer, Chief Operating Officer and Chief Merchandising Officer (all of which were reinstated on August 1, 2020); reducing salaries by graduated amounts for all other employees earning over $100 per year (all of which were reinstated on August 1, 2020); and significantly scaling back on non-essential operating expenses, capital expenditures and planned inventory purchases. During the first quarter of 2021, the Board of Directors approved the reinstatement of a quarterly cash dividend and the repurchase of stock under the Company's stock repurchase plan.

In 2020, as a result of the COVID-19 pandemic, the Company implemented a restructuring plan that resulted in the reduction of a significant number of its corporate employees. In 2020, the Company in aggregate recorded a pre-tax charge of $7,181 related to restructuring and other related items, of which $490 was the remaining unpaid portion of accrued expenses at December 31, 2020. During the first quarter of 2021, the Company recorded a pre-tax charge of $806 related to additional severance in connection with its restructuring plan and other related items. As of March 31, 2021, $607 was the remaining unpaid portion of accrued expenses.

Note C – Reclassification

Certain reclassifications were made to prior years' amounts to conform to the 2021 presentation, primarily as it relates to segment reporting of corporate expenses and corporate assets. See Note Q - Operating Segment Information, for more information.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2021
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
Note E – Factoring Agreement
In conjunction with the Credit Agreement described in Note S below, on July 22, 2020, the Company and certain of its subsidiaries (collectively, the “Madden Entities”) entered into an Amended and Restated Deferred Purchase Factoring Agreement (the “Factoring Agreement”) with Rosenthal & Rosenthal, Inc. ("Rosenthal"). Pursuant to the Factoring Agreement, Rosenthal serves as the collection agent with respect to certain receivables of the Madden Entities and is entitled to receive a base commission of 0.20% of the gross invoice amount of each receivable assigned for collection, plus certain additional fees and expenses, subject to certain minimum annual commissions. Rosenthal will generally assume the credit risk resulting from a customer’s financial inability to make payment of credit-approved receivables. The initial term of the Factoring Agreement is twelve months, subject to automatic renewal for additional twelve-month periods, and the Factoring Agreement may be terminated at any time by Rosenthal or the Madden Entities on 60 days notice and upon the occurrence of certain other events. The Madden Entities pledged all of their rights under the Factoring Agreement to the Agent (see Note S) under the Credit Agreement to secure obligations arising under the Credit Agreement.
Note F – Short-Term Investments
As of March 31, 2021 and December 31, 2020, short-term investments consisted of certificates of deposit. These securities are classified as current based upon their maturities. As of March 31, 2021 and December 31, 2020 short-term investments amounted to $39,788 and $39,302, respectively, and have maturities of one year or less.

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
March 31, 2021
($ in thousands except share and per share data)
The Company’s financial assets and liabilities subject to fair value measurements as of March 31, 2021 and December 31, 2020 are as follows:

		March 31, 2021
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Forward contracts	270	—	270	—
Total assets	$270	$—	$270	$—
Liabilities:
Contingent consideration	$677	$—	$—	$677
Forward contracts	439	—	439	—
Total liabilities	$1,116	$—	$439	$677

		December 31, 2020
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$207	$—	$—	$207
Forward contracts	997	—	997	—
Total liabilities	$1,204	$—	$997	$207

Forward contracts are entered into to manage the risk associated with the volatility of future cash flows (see Note O - Derivative Instruments). Fair value of these instruments is based on observable market transactions of spot and forward rates.

The Company's level 3 balance consists of contingent consideration related to acquisitions. The changes in the Company's level 3 liabilities for the periods ended March 31, 2021 and December 31, 2020 are as follows:

	Balance at January 1,	Payments	Acquisitions	Adjustments (1)	Balance at March 31,
2021
Liabilities:
Contingent consideration *	$207	—	—	470	$677

	Balance at January 1,	Payments	Acquisitions	Adjustments (2)	Balance at December 31,
2020
Liabilities:
Contingent consideration	$9,124	—	—	(8,917)	$207
(1) In 2021, amount of adjustments of $470 was included as an expense in operating expenses, related to the change in valuation of the contingent consideration in connection with acquisition of B.B. Dakota, Inc.

(2) In 2020, the amount consists of adjustments of $4,570 and $4,347 to the purchase accounting of B.B. Dakota, Inc. and GREATS Brand, Inc, respectively. The adjustment of $4,570 was included as a benefit to operating expenses and related to the change in valuation of the contingent consideration in connection with the acquisition of B.B. Dakota, Inc. The adjustment of $4,347 is comprised of an adjustment of $2,684 to the preliminary fair value, recorded during the first quarter 2020, and a benefit of $1,663 included in operating expenses related to the change in valuation of the contingent consideration in connection with the acquisition of GREATS Brand, Inc.

*Total contingent consideration liability of $677 is comprised of $113 of which is classified as current and $564 of which is classified as non-current on the consolidated balance sheets.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2021
($ in thousands except share and per share data)

At March 31, 2021, the liability for potential contingent consideration was $7 in connection with the August 9, 2019 acquisition of GREATS Brand, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, between the Company and the sellers of GREATS Brand, Inc., earn-out payments are based on EBITA performance. The fair value of the contingent payments was estimated using the present value of the payments based on management’s projections of the financial results of GREATS Brand, Inc. during the earn-out period, utilizing a discount rate of 10.0%.

At March 31, 2021, the liability for potential contingent consideration was $670 in connection with the August 12, 2019 acquisition of B.B. Dakota, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, between the Company and the sellers of B.B. Dakota, Inc., earn-out payments are based on EBITDA performance. The fair value of the contingent payments was estimated using the present value of the payments based on management’s projections of the financial results of B.B. Dakota, Inc. during the earn-out period, utilizing a discount rate of 10.5%.

The fair value of trademarks is measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discount rates and implied royalty rates.(See Note N)

The fair values of right-of-use lease assets and fixed assets related to Company-owned retail stores were determined using Level 3 inputs, including estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions. (See Note I)

The carrying value of certain financial instruments such as cash equivalents, certificates of deposit, accounts receivable, factor accounts receivable and accounts payable approximates their fair values due to the short-term nature of their underlying terms. Fair value of the notes receivable held by the Company approximates their carrying value based upon their imputed or actual interest rate, which approximates applicable current market interest rates. Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.
Note H – Leases
The Company leases office space, sample production space, warehouses, showrooms, storage units and retail stores under operating leases. The Company’s portfolio of leases is primarily related to real estate. Since most of its leases do not provide a readily determinable implicit rate, the Company estimated its incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Some of the leases for the Company’s retail store leases provide for variable lease payments based on future sales volumes at the leased location, which are not measurable at the inception of the lease and are therefore not included in the measurement of the right-of-use assets and lease liabilities. Under ASC 842, these variable lease costs are expensed as incurred.

As a result of the effects of the COVID-19 pandemic, the Company executed amendments to certain leases in its existing operating lease portfolio which included changes to rental payments either to be fully or partially based on the future sales volumes at the leased location or in the form of rent abatements or reductions of the remaining lease costs obligations. The Company considered these concessions in accordance with the FASB Staff Q&A—Topic 842 and Topic 840: Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic (the “Lease Modification Q&A”), and determined that the concessions resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract consistent with how they would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract. Consequently, the Company elected to account for these concessions as if they were contemplated in the enforceable rights and obligations of the existing contract.

The Company made payments amounting to $6,570 for COVID-19 lease amendments during the three months ended March 31, 2021 which are included in variable lease costs.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2021
($ in thousands except share and per share data)
Lease Position
The table below presents the lease-related assets and liabilities recorded on the balance sheet as of March 31, 2021 and December 31, 2020:

	Classification on the Balance Sheet	March 31, 2021	December 31, 2020
Assets
Noncurrent (1) (2)	Operating lease right-of-use asset	$99,510	$101,379

Liabilities
Current	Operating leases - current portion	$33,359	$34,257
Noncurrent	Operating leases - long-term portion	96,246	98,592
Total operating lease liabilities		$129,605	$132,849

Weighted-average remaining lease term		5.0 years	5.0 years
Weighted-average discount rate		4.2%	4.3%
(1) During the first quarter of 2021, the Company recorded a pre-tax impairment charge related to its right-of-use assets of $433

(2) During the year ended December 31, 2020, the Company recorded a pre-tax impairment charge related to its right-of-use assets of $22,183.

Lease Costs
The table below presents certain information related to lease costs during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$10,192	$11,383
Variable lease cost (1)	7,343	43
Short-term lease cost	—	13
Less: sublease income	80	201
Total lease cost	$17,455	$11,238
(1) The Company has incurred lease modification expenses of $6,570 which have been included in variable lease cost for the three months ended March 31, 2021.

Other Information
The table below presents supplemental cash flow information related to leases as of the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$10,901	$11,545

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2021
($ in thousands except share and per share data)

	Three Months Ended March 31,
	2021	2020
Noncash transactions:
Right-of-use asset obtained in exchange for new operating lease liabilities	$7,283	$—
Right-of-use asset amortization expense	$8,770	$10,333

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the balance sheet as of March 31, 2021:

2021 (remaining 9 months)	$30,199
2022	32,274
2023	23,792
2024	18,740
2025	15,345
Thereafter	23,398
Total minimum lease payments	143,748
Less: interest	14,143
Present value of lease liabilities	$129,605

Note I – Impairment of Other Long-Lived Assets

Property and equipment and lease-related right-of-use assets, along with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. In 2020, due to the impacts of the COVID-19 pandemic on the Company’s operations and declines in the retail real estate market, the Company identified indicators of impairment for long-lived assets at certain of its retail stores. For such stores, the Company performed a recoverability test, comparing estimated undiscounted cash flows to the carrying value of the related long-lived assets. When the carrying value was more than the estimated undiscounted cash flows, the Company wrote the assets down to their fair value. Fair value of the long-lived assets was estimated using an income approach based on management’s forecast of future cash flows derived from continued retail operations and the fair value of individual operating lease assets was determined using estimated market rental rates. Significant estimates are used in determining future cash flows of each store over its remaining lease term, including the Company's expectations of future projected cash flows which include revenues, operating expenses, and market conditions. An impairment loss is recorded if the carrying amount of the long-lived asset group exceeds its fair value. As a result, the Company recorded impairment charges of $28,821 for the three months ended March 31, 2020. For three months ended March 31, 2021, the Company recorded impairment charges of $612. These impairment charges were recorded in the Retail segment.

Note J – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions, the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On April 24, 2019, the Board of Directors approved the expansion of the Company's Share Repurchase Program for up to $200,000 in repurchases of the Company's common stock, which included the amount remaining under the prior authorization. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases, net settlements of employee stock awards or

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2021
($ in thousands except share and per share data)
in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the three months ended March 31, 2021, an aggregate of 53,187 shares of the Company's common stock, excluding net settlements of employee stock awards, were repurchased under the Share Repurchase Program, at a weighted average price per share of $36.47, for an aggregate purchase price of approximately $1,940. As of March 31, 2021, approximately $109,650 remained available for future repurchases under the Share Repurchase Program.

The Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (as further amended, the "2006 Plan"), which expired on April 6, 2019, and the Steven Madden, Ltd. 2019 Incentive Compensation Plan (the "2019 Plan") both provide the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation. During the three months ended March 31, 2021, an aggregate of 100,853 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements, at an average price per share of $35.87, for an aggregate purchase price of approximately $3,618.

Note K – Net Income/(Loss) Per Share of Common Stock

Basic net income/(loss) per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 3,593,000 shares for the period ended March 31, 2021, compared to 4,565,000 shares for the period ended March 31, 2020. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the assumed proceeds, which are deemed to be the proceeds from the exercise plus compensation cost not yet recognized attributable to future services using the treasury method, were used to purchase shares of the Company’s common stock at the average market price during the period, and b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For the three months ended March 31, 2021, options to purchase approximately 4,000 shares of common stock, have been excluded from the calculation of diluted net income per share compared to approximately 513,000 shares that were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2020, as the result would have been anti-dilutive. For the three months ended March 31, 2021, approximately 14,000 restricted shares were excluded from the calculation of diluted net income per share compared to approximately 2,769,000 that were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2020, as the result would have been anti-dilutive. Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income (loss) per common share for that period. The Company had contingently issuable performance awards outstanding that did not meet the performance conditions as of March 31, 2021 and 2020 and, therefore, were excluded from the calculation of diluted net income/ (loss) per common share for the three months ended March 31, 2021 and 2020. The maximum number of potentially dilutive shares that could be issued upon vesting for these performance awards was approximately 17,000 and 300,000 as of both March 31, 2021 and 2020, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities.

Note L – Income Taxes

The Company’s provision for income taxes for the three months ended March 31, 2021 and 2020 is based on the estimated annual effective tax rate, plus or minus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Income/(loss) before provision for income taxes	$28,007	$(25,202)
Income tax expense/(benefit)	$5,676	$(7,401)
Effective tax rate	20.3%	29.4%

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2021
($ in thousands except share and per share data)
The difference between the Company’s effective tax rates for the three months ended March 31, 2021 and 2020 is primarily due to the expected jurisdictional mix of profit and losses from each period.

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law on March 27, 2020, which includes significant corporate income tax and payroll tax provisions aimed at providing economic relief. The Company received or expects to continue to receive a corporate income tax benefit on the net operating loss carryback provision set forth by the CARES act, as well as benefits related to the employee retention credit, favorable cash flow benefits in connection with employer payroll tax deferral, and accelerated depreciation related to qualified improvement property.

Note M – Equity-Based Compensation

The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

Common stock authorized	11,000,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(2,668,950)
Common stock available for grant of stock-based awards as of March 31, 2021	8,331,050

In addition, vested and unvested options to purchase 2,092,188 shares of common stock and 3,008,209 shares of unvested restricted stock awarded under the 2006 Plan were outstanding as of March 31, 2021.

Total equity-based compensation for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	2021	2020
Restricted stock	$4,509	$4,864
Stock options	1,030	822
Total	$5,539	$5,686

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

On June 30, 2020, pursuant to his employment agreement with the Company, Steve Madden, the Company's founder and Creative and Design Chief, was granted an option to purchase 225,000 shares of the Company's common stock at an exercise price of $24.83 per share, which option vests in four equal installments commencing on September 30, 2020 and ending on June 30, 2021. As of March 31, 2021, Mr. Madden had unvested options to purchase 281,250 shares of the Company's common stock and 2,560,543 restricted shares of the Company's common stock.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2021
($ in thousands except share and per share data)
Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
Proceeds from stock options exercised	$1,554	$874
Intrinsic value of stock options exercised	$867	$737

During the three months ended March 31, 2021, approximately 356,603 shares of options vested with a weighted average exercise price of $25.55. During the three months ended March 31, 2020, approximately 388,479 shares of options vested with a weighted average exercise price of $26.04. As of March 31, 2021, there were unvested options relating to 400,713 shares of common stock outstanding with a total of $2,635 of unrecognized compensation cost and an average vesting period of 1.2 years.

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Volatility	48.4%	33.9% to 37.6%
Risk free interest rate	0.2%	0.5% to 1.6%
Expected life in years	3.0	3.0 to 5.0
Dividend yield	1.8%	1.5%
Weighted average fair value	$10.33	$10.22

Activity relating to stock options granted under the Company’s plans during the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	2,674,000	$26.80
Granted	11,000	33.60
Exercised	(65,000)	23.92
Forfeited	—	—
Outstanding at March 31, 2021	2,620,000	$26.90	3.0 years	$—
Exercisable at March 31, 2021	2,219,000	$26.76	2.9 years	$—

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2021
($ in thousands except share and per share data)
Restricted Stock

The following table summarizes restricted stock activity during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1,	3,651,000	$20.81	4,427,000	$19.84
Granted	187,000	38.10	366,000	34.69
Vested	(223,000)	28.50	(219,000)	27.15
Forfeited	(22,000)	35.82	(9,000)	32.84
Outstanding at March 31,	3,593,000	$21.14	4,565,000	$20.66

As of March 31, 2021, the Company had $52,106 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average period of 4.2 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

Note N – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by reporting unit as of March 31, 2021:

	Wholesale			Net Carrying Amount
	Footwear	Accessories/ Apparel	Retail
Balance at January 1, 2021	$91,323	$62,688	$14,254	$168,265
Translation and other	(146)	—	(140)	(286)
Balance at March 31, 2021	$91,177	$62,688	$14,114	$167,979

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2021
($ in thousands except share and per share data)

The following table details identifiable intangible assets as of March 31, 2021:

	Estimated Lives	Cost Basis	Accumulated Amortization	Currency Translation	Net Carrying Amount
Trade names	1–10 years	$9,025	$8,834	$—	$191
Customer relationships	10–20 years	38,680	21,557	(1,490)	15,633
		47,705	30,391	(1,490)	15,824
Re-acquired right	indefinite	35,200	—	(7,474)	27,726
Trademarks	indefinite	70,953	—	251	71,204
		$153,858	$30,391	$(8,713)	$114,754

The Company evaluates its goodwill and intangible assets for indicators of impairment at least annually in the third quarter of each year or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In the first quarter of 2021, the Company did not identify any indicators of impairment regarding its goodwill and intangible assets.

The amortization of intangible assets amounted to $831 for the three months ended March 31, 2021 compared to $891 for the three months ended March 31, 2020 and is included in operating expenses in the Company's Condensed Consolidated Statements of Income/ (Loss). The estimated future amortization expense for intangibles as of March 31, 2021 is as follows:

2021 (remaining 9 months)	$1,646
2022	1,735
2023	1,735
2024	1,735
2025	1,735
Thereafter	7,238
Total	$15,824

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2021
($ in thousands except share and per share data)
Note O – Derivative Instruments

The Company uses derivative instruments, specifically forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of March 31, 2021, the Company's entire net forward contracts hedging portfolio consisted of a notional amount of $36,955, with the fair value included on the Consolidated Balance Sheets in other current assets of $270 and other current liabilities of $439. For the three months ended March 31, 2021, the Company's hedging activities were considered effective, and, thus, no ineffectiveness from hedging activities was recognized in the Consolidated Statements of Income/(Loss) during the first quarter of 2021. As of March 31, 2020, Company's hedging activities were considered ineffective due to COVID-19, and, thus, gains of $176 related to ineffectiveness from hedging activities were recognized in the Consolidated Statements of Income/(Loss). The following table presents the pre-tax amounts from derivative instruments affecting income and other comprehensive income ("OCI") for the periods ended March 31, 2021, and 2020, respectively:

Cash Flow Hedges
Forward Contracts:	Location of Gain or Loss Recognized in Net Income on Derivative	Gain/(Loss) Recognized in Accumulated OCI	Gain/(Loss) Reclassified into Income From Accumulated OCI
2021	Cost of Sales	$(169)	$—
2020	Cost of Sales	1,178	176

Note P – Commitments, Contingencies and Other
Future Minimum Royalty and Advertising Payments:

The Company has minimum commitments related to the Company’s license agreements. The Company sources, distributes, advertises and sells certain of its products pursuant to its license agreements with unaffiliated licensors. Royalty amounts under the license agreements are generally based on a stipulated percentage of sales, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms and some have additional renewal options, provided that minimum sales levels and certain other conditions are achieved. As of March 31, 2021, the Company had future minimum royalty and advertising payments of $18,363.

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
March 31, 2021
($ in thousands except share and per share data)
Note Q – Operating Segment Information

The Company operates the following operating segments, which are presented as reportable segments: Wholesale Footwear, Wholesale Accessories/Apparel, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores, derives revenue, both domestically and internationally, from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories/Apparel segment, which includes branded and private label handbags, apparel, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and internationally, from sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores. The Company's Wholesale Footwear and Wholesale Accessories/Apparel segments derive revenue from certain countries in Asia, Europe, North America, and Africa and, under special distribution arrangements, in Australia, the Middle East, India, South and Central America, New Zealand, and Southeast Asia and pursuant to a partnership agreement in Singapore. The Retail segment, through the operation of Company-owned retail stores in the United States, Canada and Mexico, the Company's joint ventures in South Africa, China, Taiwan and Israel and its websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories, apparel and licensed products to consumers. The First Cost segment represents activities of a subsidiary that earns commissions and design fees for serving as a buying agent of footwear products to mass-merchants, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company generates revenue by licensing its Steve Madden®, Steven by Steve Madden®, FREEBIRD by Steven® and Madden Girl® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of eyewear, outerwear, hosiery, jewelry, watches, hair accessories, umbrellas, bedding, luggage, swimwear and men's accessories. In addition, this segment licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel, hosiery, sleepwear, jewelry, watches, bedding, luggage, umbrellas, eyewear, scrubs, fragrance, slippers, and household goods. The Licensing segment also licenses the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of swimwear.

As of and for the three months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Retail	First Cost	Licensing	Corporate (1)	Consolidated
March 31, 2021
Total revenue	$216,779	$74,621	$291,400	$67,501	$583	$1,541	$—	$361,025
Gross profit	73,724	20,392	94,116	42,864	583	1,541	—	139,104
Income/(loss) from operations	$44,376	$7,515	$51,891	$(4,707)	$450	$1,150	$(20,740)	$28,044
Segment assets	$326,059	$428,157	$754,216	$218,990	$68,598	$73,261	$53,878	$1,168,943
Capital expenditures	$281	$710	$991	$183	$—	$—	$424	$1,598
March 31, 2020
Total revenue	$235,069	$67,672	$302,741	$52,943	$1,250	$2,234	$—	$359,168
Gross profit	79,784	18,512	98,296	31,684	1,250	2,234	—	133,464
Income/(loss) from operations	$41,053	$(6,479)	$34,574	$(43,002)	$464	$948	$(19,232)	$(26,248)
Segment assets	$312,238	$431,672	$743,910	$231,562	$65,918	$67,309	37,205	$1,145,904
Capital expenditures	$305	$67	$372	$714	$—	$—	$2,215	$3,301

(1) Revised to present unallocated corporate expenses separately for all periods presented. Corporate does not constitute as a reportable segment and includes costs not directly attributable to the segments that are primarily related to costs associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security and other shared costs.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2021
($ in thousands except share and per share data)

Revenues by geographic area are as follows:

	Three Months Ended March 31,
	2021	2020
Domestic (a)	$315,601	$317,937
International	45,424	41,231
Total	$361,025	$359,168
(a) Includes revenues of $75,291 for the three months end March 31, 2021, and $68,325 for the comparable period in 2020 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by the Company's international entities.

Note R – Recent Accounting Pronouncements

Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (“ASU No. 2020-04”), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable the Company's borrowing instruments that use LIBOR as a reference rate, and is effective immediately, but is only available through December 31, 2022. The Company is currently evaluating the impact of ASU 2020-04; however, at the current time, the Company does not expect that the adoption of this ASU will have a material impact on its condensed consolidated financial statements.

Note S – Credit Agreement

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
March 31, 2021
($ in thousands except share and per share data)
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

As of March 31, 2021, the Company had no cash borrowings or letters of credit outstanding under the Credit Facility.

Note T – Subsequent Event

On April 14, 2021, the Company announced that it had completed the acquisition of the remaining 49.9% interest in its European joint venture in the amount of $16,483. The European joint venture was formed in June 2016 and distributes Steve Madden-branded footwear and accessories to most countries throughout Europe.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations for the three months period ended March 31, 2021 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
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

Overview:
($ in thousands, except earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries design, source, market and sell fashion-forward branded and private label footwear for women, men and children. In addition, we design, source, market and sell branded fashion handbags, apparel and accessories, as well as private label fashion handbags and accessories. We market and sell our products through better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, and online retailers, throughout the United States, Canada, Mexico and certain European nations. In addition, our products are marketed through our retail stores and our e-commerce websites within the United States, Canada and Mexico, our joint ventures in Europe, South Africa, Israel, Taiwan and China, and under distribution arrangements in Italy, the Middle East, South and Central America, Oceania and various countries in Asia. Our product lines include a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality products in popular styles at accessible price points, delivered in an efficient manner and time frame.

Executive Summary

The impact of COVID-19 pandemic resulted in an unprecedented decline in our revenue and earnings during 2020 and included but not limited to, charges from adjustments to the carrying amount of certain trademarks, long-lived asset impairment charges and restructuring and other related charges. In 2021, despite the continued impact of the pandemic and supply chain disruption, our business saw improvements in our retail segment and improvements in sell-through performance at our wholesale partners.

Total revenue for the quarter ended March 31, 2021 increased 0.5% to $361,025 compared to $359,168 in the same period of last year. Net income attributable to Steven Madden, Ltd. was $21,197 in the first quarter of 2021 compared to net loss of $(17,451) in the same period of last year. The effective tax rate for the first quarter of 2021 decreased to 20.3% compared to 29.4% in the first quarter of last year. Net income was $0.26 per share on 81,889 diluted weighted average shares outstanding in the first quarter of 2021 compared to a loss of $(0.22) per share on 78,875 diluted weighted average shares outstanding in the first quarter of last year.

Our inventory turnover (calculated on a trailing twelve-month average) for the quarters ended March 31, 2021 and 2020 was 7.0 times and 8.0 times, respectively. Our total Company accounts receivable days outstanding increased to 79 days in the first quarter of 2021 compared to 72 days in the first quarter of 2020 primarily due to slower collections with the continued impact of the COVID-19 pandemic and mix of accounts. As of March 31, 2021, we had $272,990 in cash, cash equivalents and short-term investments, no debt and total stockholders’ equity of $800,768. Working capital was $478,038 as of March 31, 2021, compared to $408,080 on March 31, 2020.

The following tables set forth information on operations for the periods indicated:

Selected Financial Information
Three Months Ended March 31,
($ in thousands)

	2021		2020
CONSOLIDATED:
Net sales	$358,901	99.4%	$355,684	99.0%
Commission and licensing fee income	2,124	0.6%	3,484	1.0%
Total revenue	361,025	100.0%	359,168	100.0%
Cost of sales	221,921	61.5%	225,704	62.8%
Gross profit	139,104	38.5%	133,464	37.2%
Operating expenses	110,448	30.6%	121,373	33.8%
Impairment of store fixed assets and lease right-of-use assets	612	0.2%	28,821	8.0%
Impairment charges	—	—%	9,518	2.7%
Income/(loss) from operations	28,044	7.8%	(26,248)	(7.3)%
Interest and other income – net	(37)	—%	1,046	0.3%
Income/(loss) before income taxes	28,007	7.8%	(25,202)	(7.0)%
Net income/(loss) attributable to Steven Madden, Ltd.	$21,197	5.9%	$(17,451)	(4.9)%

By Segment:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$216,779	100.0%	$235,069	100.0%
Cost of sales	143,055	66.0%	155,285	66.1%
Gross profit	73,724	34.0%	79,784	33.9%
Operating expenses	29,348	13.5%	38,731	16.5%
Impairment charges	—	—%	9,518	—%
Income from operations	$44,376	20.5%	$41,053	17.5%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Net sales	$74,621	100.0%	$67,672	100.0%
Cost of sales	54,229	72.7%	49,160	72.6%
Gross profit	20,392	27.3%	18,512	27.4%
Operating expenses	12,877	17.3%	15,929	23.5%
Impairment charges	—	—%	9,062	13.4%
Income/(loss) from operations	$7,515	10.1%	$(6,479)	(9.6)%

RETAIL SEGMENT:
Net sales	$67,501	100.0%	$52,943	100.0%
Cost of sales	24,637	36.5%	21,259	40.2%
Gross profit	42,864	63.5%	31,684	59.8%
Operating expenses	46,959	69.6%	45,409	85.8%
Impairment of store fixed assets and lease right-of-use assets	612	0.9%	28,821	54.4%
Impairment charges	—	—%	456	0.9%
(Loss) from operations	$(4,707)	(7.0)%	$(43,002)	(81.2)%
Number of stores	215		227

FIRST COST SEGMENT:
Commission fee income	$583	100.0%	$1,250	100.0%
Gross profit	583	100.0%	1,250	100.0%
Operating expenses	133	22.8%	786	62.9%
Income from operations	$450	77.2%	$464	37.1%

LICENSING SEGMENT:
Licensing fee income	$1,541	100.0%	$2,234	100.0%
Gross profit	1,541	100.0%	2,234	100.0%
Operating expenses	391	25.4%	1,286	57.6%
Income from operations	$1,150	74.6%	$948	42.4%

Three Months Ended March 31,
($ in thousands)

	2021		2021

Corporate:
Operating expenses	$20,740	—%	$19,232	—%
Loss from operations	$(20,740)	—%	$(19,232)	—%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Consolidated:

Total revenue for the three months ended March 31, 2021 increased 0.5% to $361,025 compared to $359,168 in the same period of last year, with increases in the Wholesale Accessories/Apparel and Retail segments, partially offset by a decrease in the Wholesale Footwear segment. Gross profit was $139,104, or 38.5% of total revenue, as compared to $133,464, or 37.2% of total revenue, in the prior-year period. The increase in gross profit as a percentage of total revenue was due to a shift in the mix of our business due to a higher penetration of retail as a percentage to the total, which was driven by our owned and operated e-commerce and the non-anniversary of certain COVID-19 related inventory reserves in the prior year period. These increases were partially offset by some headwinds in connection with inbound freight costs and the non-renewal of the Global System of Preferences ("GSP") which impacted imports in our handbags business. Operating expenses in the first quarter of 2021 were $110,448, or 30.6% of total revenue, as compared to $121,373, or 33.8% of total revenue, in the first quarter of the prior year. The decrease in operating expenses as a percentage of total revenue was primarily attributable to the Company's expense control initiatives, partially offset by early lease termination and modification charges, restructuring and other related charges due to the COVID-19 pandemic. For the three months ended March 31, 2021 and 2020 impairment charges were recorded of $612 and $28,821, respectively, related to store fixed assets and lease right-of-use assets. For the three months ended March 31, 2020, the Company recorded an impairment charge of $9,518 associated with certain intangibles. The effective tax rate for the first quarter of 2021 decreased to 20.3% compared to 29.4% in the first quarter of last year. The difference in effective tax rate was primarily due to the expected jurisdictional mix of profit and losses from each period. Net income attributable to Steven Madden, Ltd. for the first quarter of 2021 was $21,197 compared to net loss attributable to Steven Madden, Ltd. for the first quarter of 2020 of $(17,451).

Wholesale Footwear Segment:

Revenue from the Wholesale Footwear segment in the first quarter of 2021 accounted for $216,779, or 60.0% of total revenue, as compared to $235,069, or 65.4% of total revenue, for the first quarter of 2020. The 7.8% decrease in revenue in the current period is the result of the continued impact of the COVID-19 pandemic and supply chain disruption. Gross profit was $73,724, or 34.0% of Wholesale Footwear revenue, in the first quarter of 2021 as compared to $79,784, or 33.9% of Wholesale Footwear revenue, in the first quarter of 2020. Operating expenses in the first quarter of 2021 were $29,348, or 13.5% of Wholesale Footwear revenue, as compared to $38,731, or 16.5% of Wholesale Footwear revenue, in the first quarter of the prior year. The decrease in operating expenses as a percentage of Wholesale Footwear revenue was primarily attributable to our expense control initiatives. Income from operations increased to $44,376, or 20.5% of Wholesale Footwear revenue in the first quarter of 2021 as compared to $41,053, or 17.5% of Wholesale Footwear revenue in the first quarter of the prior year.

Wholesale Accessories/Apparel Segment:

Revenue from the Wholesale Accessories/Apparel segment in the first quarter of 2021 accounted for $74,621, or 20.7% of total revenue, as compared to $67,672, or 18.8% of total revenue, in the first quarter of 2020. The 10.3% increase in revenue in the current period is primarily related to increases in both Steve Madden branded and private label handbags. Gross profit was $20,392, or 27.3% of Wholesale Accessories/Apparel revenue, in the first quarter of 2021 as compared to $18,512, or 27.4% of Wholesale Accessories/Apparel revenue, in the first quarter of the prior year. The decrease in gross profit as a percentage of Wholesale Accessories/Apparel revenue was primarily due to headwinds in connection with inbound freight costs and the non-renewal of the Global System of Preferences ("GSP") which impacted our handbag imports from Cambodia. Operating expenses in the first quarter of 2021 were $12,877, or 17.3% of Wholesale Accessories/Apparel revenue, as compared to $15,929, or 23.5% of Wholesale Accessories/Apparel revenue, in the same period of last year. The decrease in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to our expense control initiatives. For the three months ended March 31, 2020 an impairment charge of $9,062 related to intangibles was recorded. Income from operations for the Wholesale Accessories/Apparel segment for the first quarter of 2021 was $7,515, or 10.1% of Wholesale Accessories/Apparel revenue as compared to a loss from operations of $(6,479), or (9.6)% of Wholesale Accessories/Apparel revenue for the first quarter of the prior year.

Retail Segment:

In the first quarter of 2021, revenue from the Retail segment accounted for $67,501, or 18.7% of total revenue, as compared to $52,943, or 14.7% of total revenue, in the first quarter of 2020. The 27.5% increase in revenue was driven by the continued strength in our e-commerce business. We closed three stores during the three months ended March 31, 2021 and ended the quarter with 215 retail stores compared to 227 stores as of March 31, 2020. The store count includes 140 Steve Madden® full-price stores, 66 Steve Madden® outlet stores, one Steven® store, one Superga® store and seven e-commerce websites. In addition, we operated 17 concessions in international markets. As a result of the closures of certain brick-and-mortar stores for part of the quarter in both 2021 and 2020, we did not report comparable store sales for the quarter. Gross profit in the first quarter of 2021 was $42,864, or 63.5% of Retail revenue, compared to $31,684, or 59.8% of Retail revenue, in the first quarter of 2020. The increase in gross profit as a percentage of Retail revenue was primarily due to lower promotional activity and a higher penetration of e-commerce sales as a percentage of Retail revenue. Operating expenses in the first quarter of 2021 were $46,959, or 69.6% of Retail revenue, as compared to $45,409, or 85.8% of Retail revenue, in the first quarter of 2020. The decrease in operating expenses as a percentage of Retail revenue was primarily from greater leverage on higher sales, the mix of the business, as well as our expense control initiatives. For the three months ended March 31, 2021 and 2020 an impairment charges were recorded of $612 and $28,821, respectively, related to store fixed assets and lease right-of-use assets. For the three months ended March 31, 2020, the Company recorded an impairment charge of $456 associated with certain intangibles. In the first quarter of 2021, loss from operations for the Retail segment was $(4,707), or (7.0)% of Retail revenue as compared to $(43,002), or (81.2)% of Retail revenue in the same period last year.

First Cost Segment:

Commission fee income generated by the First Cost segment accounted for $583, or 0.2% of total revenue, in the first quarter of 2021 compared to $1,250, or 0.3% of total revenue, for the first quarter of 2020. Operating expenses decreased to $133 in the current period compared to $786 in the same period last year. Income from operations was $450 in the first quarter of 2021 as compared to income from operations of $464 in the same period of last year.

Licensing Segment:

Licensing fee income generated by the Licensing segment accounted for $1,541, or 0.4% of total revenue, in the first quarter of 2021 compared to $2,234, or 0.6% of total revenue, for the first quarter of 2020. Operating expenses decreased to $391 in the current period compared to $1,286 in the same period of last year. Income from the Licensing segment was $1,150 as compared to $948 in the same period last year.

Corporate:

Corporate does not constitute as a reportable segment and includes costs in operating expenses not directly attributable to the reportable segments. Corporate is primarily related to costs associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security and other shared costs. Corporate operating expenses increased 7.8 % to $20,740 in the first quarter of 2021 as compared to $19,232 in the first quarter of 2020.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)
Cash, cash equivalents and short-term investments totaled $272,990 and $287,166 at March 31, 2021 and December 31, 2020, respectively. Of the total cash, cash equivalents and short-term investments at March 31, 2021, $153,360, or approximately 56%, was held in our foreign subsidiaries and of the total cash, cash equivalents and short-term investments at December 31, 2020, $158,610, or approximately 56%, was held in our foreign subsidiaries.
On July 22, 2020, we entered into a new $150,000, five-year, asset-based revolving credit facility with various lenders and Citizens Bank, N.A.
As of March 31, 2021, we had working capital of $478,038, cash and cash equivalents of $233,202, short-term investments of $39,788 and no debt.
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

OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $5,042 for the three months ended March 31, 2021 compared to cash used in operations of $39,609 in the same period of last year. The improvement in cash provided by operations was primarily driven by an increase in net income and favorable changes in accounts payable and accrued expenses partially offset by unfavorable changes in other working capital.
INVESTING ACTIVITIES
($ in thousands)

During the three months ended March 31, 2021, we invested $2,054 in short-term investments offset by cash received of $2,036 from the maturities and sales of short-term investments. We also made capital expenditures of $1,598, principally for leasehold improvements to office space, and new stores and systems enhancements.
FINANCING ACTIVITIES
($ in thousands)
During the three months ended March 31, 2021, net cash used in financing activities was $17,792, which consisted of share repurchases of $5,558 and cash dividends paid of $12,425, partially offset by proceeds from the exercise of stock options of $1,554.
CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of March 31, 2021 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2021	2022-2023	2024-2025	2026 and after
Operating lease obligations	$143,748	$30,199	$56,066	$34,085	$23,398
Purchase obligations	67,492	67,492	—	—	—
Future minimum royalty and advertising payments	18,363	6,488	11,875	—	—
Transition tax	14,847	1,563	4,493	8,791	—
Total	$244,450	$105,742	$72,434	$42,876	$23,398
At March 31, 2021, we had no open letters of credit.
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
We have employment agreements with our Creative and Design Chief, Steven Madden, and certain executive officers, which provide for the payment of compensation aggregating approximately $8,025 in the remainder of 2021, $8,941 in 2022, and $7,774 in 2023. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits, including stock-related compensation.
Transition tax of $14,847 was the result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). Excluded from the contractual obligations table above are long-term taxes payable of $2,295 as of March 31, 2021 primarily related to uncertain tax positions, for which we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year due to uncertainties in the timing of tax audit outcomes.

DIVIDENDS
The Company’s Board of Directors approved a quarterly cash dividend of $0.15 per share. The dividend is payable on June 25, 2021 to stockholders of record as of the close of business on June 15, 2021.

Future quarterly cash dividend payments are also subject to the discretion of our Board of Directors and contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that cash dividends will be paid to holders of our common stock in the future.
INFLATION

We do not believe that inflation and price changes have had a significant effect on our sales or profitability in the three months ended March 31, 2021. Historically, we have minimized the impact of product cost increases by increasing prices, renegotiating costs, changing suppliers and improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.
OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
There have been no material changes to our critical accounting policies and the use of estimates from these disclosures reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission on March 16, 2021.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)

We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and LIBOR. The terms of our new $150,000 asset-based revolving credit agreement and our collection agency agreement with Rosenthal & Rosenthal, Inc. can be found in the Liquidity and Capital Resources section of Item 2 and in Note S and Note E, respectively, to the Condensed Consolidated Financial Statements included in this Quarterly Report.
As of March 31, 2021, we held short-term investments valued at $39,788, which consist of certificates of deposit. We have the ability to hold these investments until maturity.
We face market risk to the extent that our U.S. or foreign operations involve the transaction of business in foreign currencies. In addition, our inventory purchases are primarily done in foreign jurisdictions and inventory purchases may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of our contract manufacturers, which could have the effect of increasing the cost of goods sold in the future. We manage these risks primarily by denominating these purchases in U.S. dollars. To mitigate the risk of purchases that are denominated in foreign currencies we may enter into forward foreign exchange contracts for terms of no more than two years. A description of our accounting policies for derivative financial instruments is included in Note O to the Condensed Consolidated Financial Statements.
In the first three months of 2021, we entered into forward foreign exchange contracts with notional amounts totaling $36,955. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of March 31, 2021. As of March 31, 2021, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts would result in a net increase or decrease, respectively, in the fair value of our derivatives portfolio of approximately $3,742.
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

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal controls over financial reporting to determine whether any changes occurred during the quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effects that the COVID-19 pandemic may have on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
($ in thousands, except share and per share data)

The following table presents the total number of shares of our common stock, $.0001 par value, purchased by us in the three months ended March 31, 2021, the average price paid per share and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period pursuant to our Share Repurchase Program. See also Note J to the Condensed Consolidated Financial Statements. During the three months ended March 31, 2021, there were no sales by us of unregistered shares of common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2021 -1/31/2021	13,507	$35.24	$111,590
2/1/2021 - 2/28/2021	8,173	33.60	111,590
3/1/2021 - 3/31/2021	132,360	36.31	109,650
Total	154,040	$36.07

(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan, each provide us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy all or part of the tax-withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax-withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the first quarter of 2021 in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements with an aggregate purchase price of approximately $101.

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income/(Loss), (iii) the Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

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

Dated: May 6, 2021

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ZINE MAZOUZI
Zine Mazouzi
Chief Financial Officer