Form 10-Q
period 2021-06-30
STEVEN MADDEN, LTD.
filed 2021-08-03
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
Yes  ☐   No ☒

As of July 30, 2021, there were 81,946,243 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2021	December 31, 2020	June 30, 2020
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$262,144	$247,864	$318,101
Short-term investments	40,513	39,302	38,837
Accounts receivable, net of allowances of $10,586, $8,943 and $9,937	24,598	25,044	20,183
Factor accounts receivable	254,545	252,671	123,496
Inventories	125,525	101,420	103,282
Prepaid expenses and other current assets	20,549	17,415	18,444
Income tax receivable and prepaid taxes	15,906	14,525	13,578
Total current assets	743,780	698,241	635,921
Note receivable – related party	987	1,180	1,369
Property and equipment, net	38,213	43,268	49,594
Operating lease right-of-use asset	97,222	101,379	120,489
Deposits and other	4,574	4,822	2,917
Deferred taxes	5,415	5,415	6,360
Goodwill – net	168,426	168,265	166,333
Intangibles – net	114,526	115,191	149,409
Total Assets	$1,173,143	$1,137,761	$1,132,392
LIABILITIES
Current liabilities:
Accounts payable	$91,822	$73,904	$42,474
Accrued expenses	139,717	118,083	113,744
Advances from factor	—	—	42,662
Operating leases - current portion	33,561	34,257	36,890
Income taxes payable	1,477	5,799	—
Contingent considerations – current portion	3,660	—	—
Accrued incentive compensation	8,921	3,873	2,122
Total current liabilities	279,158	235,916	237,892
Contingent considerations - long term portion	4,381	207	1,829
Operating leases - long-term portion	92,179	98,592	114,630
Deferred taxes	2,921	2,562	3,128
Other liabilities	11,982	10,115	7,793
Total Liabilities	390,621	347,392	365,272
Commitments, contingencies and other (Note Q)
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $.0001 par value, 245,000 shares authorized,133,817, 133,247 and 133,173 shares issued, 82,156, 82,616 and 83,035 shares outstanding	8	8	6
Additional paid-in capital	481,646	478,463	466,384
Retained earnings	1,312,827	1,279,550	1,263,910
Accumulated other comprehensive loss	(25,081)	(29,164)	(39,850)
Treasury stock – 51,661, 50,631 and 50,138 shares at cost	(995,065)	(952,271)	(935,366)
Total Steven Madden, Ltd. stockholders’ equity	774,335	776,586	755,084
Noncontrolling interest	8,187	13,783	12,036
Total stockholders’ equity	782,522	790,369	767,120
Total Liabilities and Stockholders’ Equity	$1,173,143	$1,137,761	$1,132,392
See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income/(Loss)
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$394,797	$141,363	$753,698	$497,047
Commission and licensing fee income	3,097	1,449	5,221	4,933
Total revenue	397,894	142,812	758,919	501,980
Cost of sales (exclusive of depreciation and amortization)	227,839	86,924	449,760	312,628
Gross profit	170,055	55,888	309,159	189,352
Operating expenses	121,860	78,412	232,308	199,785
Impairment of fixed assets and lease right-of-use assets	477	1,178	1,089	29,999
Impairment of intangibles	—	—	—	9,518
Income/(loss) from operations	47,718	(23,702)	75,762	(49,950)
Interest and other (expense)/ income – net	(777)	357	(814)	1,403
Income/(loss) before provision (benefit) for income taxes	46,941	(23,345)	74,948	(48,547)
Provision/(benefit) for income taxes (Note M)	9,600	(6,201)	15,276	(13,602)
Net income/(loss)	37,341	(17,144)	59,672	(34,945)
Less: net income/(loss) attributable to noncontrolling interest	489	(558)	1,623	(908)
Net income/(loss) attributable to Steven Madden, Ltd.	$36,852	$(16,586)	$58,049	$(34,037)

Basic net income/(loss) per share	$0.47	$(0.21)	$0.74	$(0.43)

Diluted net income/(loss) per share	$0.45	$(0.21)	$0.71	$(0.43)

Basic weighted average common shares outstanding	78,899	78,517	78,968	78,696
Effect of dilutive securities – options/restricted stock	3,162	—	3,013	—
Diluted weighted average common shares outstanding	82,061	78,517	81,981	78,696

Cash dividends declared per common share	$0.15	$—	$0.30	$0.15

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(unaudited)
(in thousands)

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Pre-tax amounts	Tax benefit	After-tax amounts	Pre-tax amounts	Tax (expense)	After-tax amounts
Net income			$37,341			$59,672
Other comprehensive income:
Foreign currency translation adjustment	$3,887	$—	3,887	$3,585	$—	3,585
(Loss)/gain on cash flow hedging derivatives	(23)	6	(17)	815	(209)	606
Total other comprehensive income	$3,864	$6	3,870	$4,400	$(209)	4,191

Comprehensive income			41,211			63,863
Less: comprehensive income attributable to noncontrolling interests			911			1,731
Comprehensive income attributable to Steven Madden, Ltd.			$40,300			$62,132

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Pre-tax amounts	Tax benefit	After-tax amounts	Pre-tax amounts	Tax (expense)	After-tax amounts
Net loss			$(17,144)			$(34,945)
Other comprehensive income/(loss):
Foreign currency translation adjustment	$5,770	$—	5,770	$(9,880)	$—	(9,880)
(Loss)/gain on cash flow hedging derivatives	(797)	240	(557)	879	(249)	630
Total other comprehensive income/(loss)	$4,973	$240	5,213	$(9,001)	$(249)	(9,250)

Comprehensive loss			(11,931)			(44,195)
Less: comprehensive (loss) attributable to noncontrolling interests			(740)			(748)
Comprehensive loss attributable to Steven Madden, Ltd.			$(11,191)			$(43,447)

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - March 31, 2021	82,692	$8	$485,556	$1,288,322	$(28,529)	50,785	$(957,829)	$13,240	$800,768
Share repurchases and net settlement of awards under stock plan	(876)	—	—	—	—	876	(37,236)	—	(37,236)
Exercise of stock options	230	—	5,269	—	—	—	—	—	5,269
Issuance of restricted stock, net of forfeitures	110	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,480	—	—	—	—	—	5,480
Foreign currency translation adjustment	—	—	—	—	3,465	—	—	422	3,887
Cash flow hedge (net of tax benefit of $6)	—	—	—	—	(17)	—	—	—	(17)
Dividends on common stock ($0.15 per share)	—	—	—	(12,347)	—	—	—	—	(12,347)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(1,496)	(1,496)
Acquisition of incremental ownership of joint ventures	—	—	(14,659)	—	—	—	—	(4,468)	(19,127)
Net income	—	—	—	36,852	—	—	—	489	37,341
Balance - June 30, 2021	82,156	$8	$481,646	$1,312,827	$(25,081)	51,661	$(995,065)	$8,187	$782,522

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2020	82,616	$8	$478,463	$1,279,550	$(29,164)	50,631	$(952,271)	$13,783	$790,369
Share repurchases and net settlement of awards under stock plan	(1,030)	—	—	—	—	1,030	(42,794)	—	(42,794)
Exercise of stock options	295	—	6,823	—	—	—	—	—	6,823
Issuance of restricted stock, net of forfeitures	275	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	11,019	—	—	—	—	—	11,019
Foreign currency translation adjustment	—	—	—	—	3,477	—	—	108	3,585
Cash flow hedge (net of tax expense of $209)	—	—	—	—	606	—	—	—	606
Dividends on common stock ($0.30 per share)	—	—	—	(24,772)	—	—	—	—	(24,772)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(2,859)	(2,859)
Acquisition of incremental ownership of joint ventures	—	—	(14,659)	—	—	—	—	(4,468)	(19,127)
Net income	—	—	—	58,049	—	—	—	1,623	59,672
Balance - June 30, 2021	82,156	$8	$481,646	$1,312,827	$(25,081)	51,661	$(995,065)	$8,187	$782,522

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - March 31, 2020	83,046	$6	$460,777	$1,280,496	$(45,245)	50,113	$(934,827)	$12,417	$773,624
Share repurchases and net tax settlement of awards under stock plan	(25)	—	—	—	—	25	(539)	—	(539)
Exercise of stock options	4	—	86	—	—	—	—	—	86
Issuance of restricted stock, net of forfeitures	10	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,521	—	—	—	—	—	5,521
Foreign currency translation adjustment	—	—	—	—	5,952	—	—	(182)	5,770
Cash flow hedge (net of tax benefit of $240)	—	—	—	—	(557)	—	—	—	(557)
Investment of noncontrolling interest	—	—	—	—	—	—	—	359	359
Net (loss)	—	—	—	(16,586)	—	—	—	(558)	(17,144)
Balance - June 30, 2020	83,035	$6	$466,384	$1,263,910	$(39,850)	50,138	$(935,366)	$12,036	$767,120

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2019	83,520	$6	$454,217	$1,310,406	$(30,440)	49,234	$(905,688)	$12,723	$841,224
Share repurchases and net tax settlement of awards under stock plan	(904)	—	—	—	—	904	(29,678)	—	(29,678)
Exercise of stock options	52	—	960	—	—	—	—	—	960
Issuance of restricted stock, net of forfeitures	367	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	11,207	—	—	—	—	—	11,207
Foreign currency translation adjustment	—	—	—	—	(10,040)	—	—	160	(9,880)
Cash flow hedge (net of tax expense of $249)	—	—	—	—	630	—	—	—	630
Dividends on common stock ($0.15 per share)	—	—	—	(12,459)	—	—	—	—	(12,459)
Investment of noncontrolling interest	—	—	—	—	—	—	—	359	359
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	(298)	(298)
Net (loss)	—	—	—	(34,037)	—	—	—	(908)	(34,945)
Balance - June 30, 2020	83,035	$6	$466,384	$1,263,910	$(39,850)	50,138	$(935,366)	$12,036	$767,120

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income/(loss)	$59,672	$(34,945)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Stock-based compensation	11,019	11,207
Depreciation and amortization	7,993	9,244
Loss on disposal of fixed assets	303	305
Impairment of intangibles	—	9,518
Impairment of lease right-of-use asset and fixed assets	1,089	29,999
Deferred taxes	359	(9,109)
Accrued interest on note receivable - related party	(11)	(16)
Notes receivable - related party	204	204
Change in valuation of contingent considerations	7,834	(4,611)
Gain on sale of trademark	(8,000)	—
Recovery of receivables, related to the Payless ShoeSource bankruptcy	(919)	—
Changes, net of acquisitions, in:
Accounts receivable	1,365	17,984
Factor accounts receivable	(1,874)	92,975
Inventories	(24,105)	33,614
Prepaid expenses, prepaid taxes, deposits and other	(2,125)	(9,248)
Accounts payable and accrued expenses	35,836	(76,183)
Accrued incentive compensation	5,048	(8,812)
Leases and other liabilities	(1,765)	(4,259)
Net cash provided by operating activities	91,923	57,867

Cash flows from investing activities:
Capital expenditures	(2,782)	(4,320)
Proceeds from sale of a trademark	8,000	—
Purchases of short-term investments	(26,574)	(25,818)
Maturity/sale of short-term investments	26,460	25,656
Net cash provided by/(used in) investing activities	5,104	(4,482)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,823	960
Investment of noncontrolling interest	—	359
Distribution of noncontrolling interest earnings	(2,859)	—
Acquisition of incremental ownership of joint ventures	(19,127)	—
Common stock purchased for treasury	(42,794)	(29,678)
Cash dividends paid on common stock	(24,772)	(12,459)
Advances from factor	—	176,784
Repayments of advances from factor	—	(134,122)
Net cash (used in)/provided by financing activities	(82,729)	1,844
Effect of exchange rate changes on cash and cash equivalents	(18)	(1,229)
Net increase in cash and cash equivalents	14,280	54,000
Cash and cash equivalents – beginning of period	247,864	264,101
Cash and cash equivalents – end of period	$262,144	$318,101

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2021
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. Certain reclassifications were made to prior years' presentation to conform to the 2021 presentation. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2020 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 16, 2021.

Note B - COVID-19 and Restructuring Charges

In December 2019, COVID-19 emerged and spread worldwide. The World Health Organization declared COVID-19 a pandemic in March 2020, resulting in federal, state and local governments and private entities mandating various restrictions, including the closure of non-essential businesses, travel restrictions, restrictions on public gatherings, stay-at-home orders and advisories and quarantining of people who may have been exposed to the virus. After closely monitoring and taking into consideration the guidance from federal, state and local governments, in March 2020, the Company temporarily closed all of its brick-and-mortar stores and its corporate offices in the U.S. and the vast majority of its brick-and-mortar stores and offices globally. On April 1, 2020, the Company temporarily furloughed a significant number of its employees. Employees with medical benefits continued to receive those benefits at no personal cost for a duration determined by the Company. As of September 30, 2020, most of the Company’s brick-and-mortar stores and corporate offices globally were reopened with limited capacity, most employees returned from furlough and a number of safety protocols and restrictions were implemented to ensure the safety of the Company's employees and customers. The COVID-19 pandemic has had and may continue to have a material impact on the Company's business, results of operations, financial position and cash flow. In response to the COVID-19 pandemic, the Company took precautionary measures to maintain adequate liquidity and financial flexibility by temporarily suspending share repurchases and the quarterly cash dividend (all of which were reinstated in the first quarter 2021); temporarily suspending salaries of the Company's founder and Creative and Design Chief, Steve Madden, the Company's Chairman and Chief Executive Officer, Edward Rosenfeld, and its Board of Directors (all of which were reinstated on October 1, 2020); temporarily reducing salaries by 30% for the Company's President, Chief Financial Officer, Chief Operating Officer and Chief Merchandising Officer (all of which were reinstated on August 1, 2020); reducing salaries by graduated amounts for all other employees earning over $100 per year (all of which were reinstated on August 1, 2020); and significantly scaling back on non-essential operating expenses, capital expenditures and planned inventory purchases. The impact of COVID-19 pandemic resulted in an unprecedented decline in the Company's revenue and earnings during 2020 and included charges from adjustments to the carrying amounts of certain trademarks, long-lived asset impairment charges and restructuring and other related charges. In 2021, despite the continued impact of the pandemic and supply chain disruption, the Company’s business saw improvements in its retail segment and improvements in sell-through performance at its wholesale partners. During the first quarter of 2021, the Board of Directors approved the reinstatement of a quarterly cash dividend and the repurchase of stock under the Company's stock repurchase plan.

In 2020, as a result of the COVID-19 pandemic and after assessing the cost of the Company's operations, the Company implemented a restructuring plan that resulted in the reduction of a significant number of its corporate employees. In 2020, the Company in aggregate recorded a pre-tax charge of $7,181 related to restructuring and other related items, of which $490 was the remaining unpaid portion included in accrued expenses at December 31, 2020. During the three and six months ended June 30, 2021, the Company recorded a pre-tax charge of $433 and $1,239 related to additional severance in connection with its restructuring plan and other related items. As of June 30, 2021, the remaining unpaid portion included in accrued expenses was $687.

Note C – Reclassification

Certain reclassifications were made to prior years' amounts to conform to the 2021 presentation, primarily as it relates to segment reporting of corporate expenses and corporate assets. See Note R – Operating Segment Information, for more information.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2021
($ in thousands except share and per share data)
Note D – Acquisitions
On April 14, 2021, the Company announced that it had completed the acquisition of the remaining 49.9% non-controlling interest in its European joint venture in the amount of $16,626. The European joint venture was formed in 2016 and distributes Steve Madden-branded footwear and accessories to most countries throughout Europe.
On June 28, 2021, the Company completed the acquisition of the remaining 49.9% non-controlling interest in its South African joint venture in the amount of $2,501. The South African joint venture was formed in 2014 and distributes Steve Madden-branded footwear and accessories throughout South Africa.
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
Note F– Factoring Agreement
In conjunction with the Credit Agreement described in Note T – Credit Agreement, on July 22, 2020, the Company and certain of its subsidiaries (collectively, the “Madden Entities”) entered into an Amended and Restated Deferred Purchase Factoring Agreement (the “Factoring Agreement”) with Rosenthal & Rosenthal, Inc. ("Rosenthal"). Pursuant to the Factoring Agreement, Rosenthal serves as the collection agent with respect to certain receivables of the Madden Entities and is entitled to receive a base commission of 0.20% of the gross invoice amount of each receivable assigned for collection, plus certain additional fees and expenses, subject to certain minimum annual commissions. Rosenthal will generally assume the credit risk resulting from a customer’s financial inability to make payment of credit-approved receivables. The initial term of the Factoring Agreement is twelve months, subject to automatic renewal for additional twelve-month periods, and the Factoring Agreement may be terminated at any time by Rosenthal or the Madden Entities on 60 days notice and upon the occurrence of certain other events. The Madden Entities pledged all of their rights under the Factoring Agreement to the Agent (see Note T) under the Credit Agreement to secure obligations arising under the Credit Agreement.
Note G – Short-Term Investments
As of June 30, 2021 and December 31, 2020, short-term investments consisted of certificates of deposit. These securities are classified as current based upon their maturities. As of June 30, 2021 and December 31, 2020 short-term investments amounted to $40,513 and $39,302, respectively, and have maturities of one year or less.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2021
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
•Level 3: Significant unobservable inputs.

The Company’s financial assets and liabilities subject to fair value measurements as of June 30, 2021 and December 31, 2020 are as follows:

		June 30, 2021
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Forward contracts	140	—	140	—
Total assets	$140	$—	$140	$—
Liabilities:
Contingent consideration	$8,041	$—	$—	$8,041
Forward contracts	325	—	325	—
Total liabilities	$8,366	$—	$325	$8,041

		December 31, 2020
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$207	$—	$—	$207
Forward contracts	997	—	997	—
Total liabilities	$1,204	$—	$997	$207

Forward contracts are entered into to manage the risk associated with the volatility of future cash flows (see Note P – Derivative Instruments). Fair value of these instruments is based on observable market transactions of spot and forward rates.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2021
($ in thousands except share and per share data)
The Company's level 3 balance consists of contingent consideration related to acquisitions. The changes in the Company's level 3 liabilities for the periods ended June 30, 2021 and December 31, 2020 are as follows:

	Balance at January 1,	Payments	Acquisitions	Adjustments (1)	Balance at June 30,
2021
Liabilities:
Contingent consideration (2)	$207	—	—	7,834	$8,041

	Balance at January 1,	Payments	Acquisitions	Adjustments (3)	Balance at December 31,
2020
Liabilities:
Contingent consideration	$9,124	—	—	(8,917)	$207
(1) In 2021, amount consists of adjustments of $7,720 and $114 that were included as an expense in operating expenses, related to the change in valuation of the contingent consideration in connection with the acquisitions of B.B. Dakota, Inc. and GREATS Brand, Inc., respectively

(2) Total contingent consideration liability of $8,041 comprises $3,660, which is classified as current and $4,381, which is classified as non-current on the consolidated balance sheets.

(3) In 2020, the amount consists of adjustments of $4,570 and $4,347 to the purchase accounting of B.B. Dakota, Inc. and GREATS Brand, Inc., respectively. The adjustment of $4,570 was included as a benefit to operating expenses and related to the change in valuation of the contingent consideration in connection with the acquisition of B.B. Dakota, Inc. The adjustment of $4,347 comprises an adjustment of $2,684 to the preliminary fair value, recorded during the first quarter 2020, and a benefit of $1,663 included in operating expenses related to the change in valuation of the contingent consideration in connection with the acquisition of GREATS Brand, Inc.

At June 30, 2021, the liability for potential contingent consideration was $7,920 in connection with the August 12, 2019 acquisition of B.B. Dakota, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, between the Company and the sellers of B.B. Dakota, Inc., earn-out payments are based on EBITDA performance. The fair value of the contingent payments was estimated using the Black-Scholes-Merton option pricing method with a nonlinear payoff structure based on a set of financial metrics of B.B. Dakota, Inc. during the earn-out period, utilizing a discount rate of 10.5%.

At June 30, 2021, the liability for potential contingent consideration was $121 in connection with the August 9, 2019 acquisition of GREATS Brand, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, between the Company and the sellers of GREATS Brand, Inc., earn-out payments are based on EBITA performance. The fair value of the contingent payments was estimated using a risk neutral simulation method to model the probability of different financial results of GREATS Brand, Inc. during the earn-out period, utilizing a discount rate of 10.5%.

The fair value of trademarks is measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discount rates and implied royalty rates (See Note O).

The fair values of right-of-use lease assets and fixed assets related to Company-owned retail stores were determined using Level 3 inputs, including estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions (See Note J).

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
June 30, 2021
($ in thousands except share and per share data)
Note I – Leases
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

As a result of the effects of the COVID-19 pandemic, the Company executed amendments to certain leases in its existing operating lease portfolio, which included changes to rental payments either to be fully or partially based on the future sales volumes at the leased location or reductions of the remaining lease costs obligations or in the form of rent abatements. The Company considered these concessions in accordance with the FASB Staff Q&A—Topic 842 and Topic 840: Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic (the “Lease Modification Q&A”), and determined that the concessions resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract consistent with how they would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract. Consequently, the Company elected to account for these concessions as if they were contemplated in the enforceable rights and obligations of the existing contract.

The Company made payments amounting to $2,912 and $9,505 for COVID-19 lease amendments during the three and six months ended June 30, 2021, which are included in variable lease costs.

Lease Position
The table below presents the lease-related assets and liabilities recorded on the balance sheet as of June 30, 2021 and December 31, 2020:

	Classification on the Balance Sheet	June 30, 2021	December 31, 2020
Assets
Noncurrent (1)(2)	Operating lease right-of-use asset	$97,222	$101,379

Liabilities
Current	Operating leases - current portion	$33,561	$34,257
Noncurrent	Operating leases - long-term portion	92,179	98,592
Total operating lease liabilities		$125,740	$132,849

Weighted-average remaining lease term		4.8 years	5.0 years
Weighted-average discount rate		4.2%	4.3%
(1) During the three and six months ended June 30, 2021, the Company recorded a pre-tax impairment charge related to its right-of-use assets of $247 and $680, respectively, recorded in the Retail and the Wholesale Accessories/Apparel Segments.

(2) During the year ended December 31, 2020, the Company recorded a pre-tax impairment charge related to its right-of-use assets of $22,183.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2021
($ in thousands except share and per share data)
Lease Costs
The table below presents certain information related to lease costs during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$9,074	$9,033	$19,266	$20,416
Variable lease cost (1)	5,621	5	12,975	48
Short-term lease cost	—	106	—	119
Less: sublease income	80	201	161	402
Total lease cost	$14,615	$8,943	$32,080	$20,181
(1) The Company has incurred lease modification expenses of $2,911 and $9,505, respectively, which have been included in variable lease cost for the three and six months ended June 30, 2021, respectively.

Other Information
The table below presents supplemental cash flow information related to leases as of the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$21,619	$21,772

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Noncash transactions
Right-of-use asset obtained in exchange for new operating lease liabilities	$3,321	$—	$10,604	$—
Right-of-use asset amortization expense	$6,993	$8,763	$15,763	$19,096

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the balance sheet as of June 30, 2021:

2021 (remaining six months)	$20,459
2022	33,738
2023	25,351
2024	19,715
2025	16,024
Thereafter	23,551
Total minimum lease payments	138,838
Less: interest	13,098
Present value of lease liabilities	$125,740

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2021
($ in thousands except share and per share data)
Note J – Impairment of Other Long-Lived Assets

Property and equipment and lease-related right-of-use assets, along with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. In 2020, due to the impacts of the COVID-19 pandemic on the Company’s operations and declines in the retail real estate market, the Company identified indicators of impairment for long-lived assets. For such assets, the Company performed a recoverability test, comparing estimated undiscounted cash flows to the carrying value of the related long-lived assets. When the carrying value was more than the estimated undiscounted cash flows, the Company wrote the assets down to their fair value. Fair value of the long-lived assets was estimated using an income approach based on management’s forecast of future cash flows derived from continued retail operations and the fair value of individual operating lease assets was determined using estimated market rental rates. Significant estimates are used in determining future cash flows of each store over its remaining lease term, including the Company's expectations of future projected cash flows which include revenues, operating expenses, and market conditions. An impairment loss is recorded if the carrying amount of the long-lived asset group exceeds its fair value. The Company recorded impairment charges of $477 and $1,089, respectively, for the three and six months ended June 30, 2021 in the Wholesale Accessories/Apparel and Retail segments. For the three and six months ended June 30, 2020, the Company recorded impairment charges of $1,178 and $29,999 for impairment of its fixed assets and right-of-use assets in its Retail segment. These charges were recorded in impairment of fixed assets and lease right of use assets in the Company’s Condensed Consolidated Statements of Income/(Loss).
Note K – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions, the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On April 24, 2019, the Board of Directors approved the expansion of the Company's Share Repurchase Program for up to $200,000 in repurchases of the Company's common stock, which included the amount remaining under the prior authorization. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases, net settlements of employee stock awards or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the six months ended June 30, 2021, an aggregate of 736,076 shares of the Company's common stock, excluding net settlements of employee stock awards, were repurchased under the Share Repurchase Program, at a weighted average price per share of $41.68, for an aggregate purchase price of approximately $30,678. As of June 30, 2021, approximately $80,912 remained available for future repurchases under the Share Repurchase Program.

The Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (as further amended, the "2006 Plan"), which expired on April 6, 2019, and the Steven Madden, Ltd. 2019 Incentive Compensation Plan (the "2019 Plan") both provide the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding and/or option cost obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation and/or option cost. During the six months ended June 30, 2021, an aggregate of 294,205 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements and option costs, at an average price per share of $41.18, for an aggregate purchase price of approximately $12,115.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2021
($ in thousands except share and per share data)
Note L – Net Income/(Loss) Per Share of Common Stock

Basic net income/(loss) per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 3,630,000 shares for the period ended June 30, 2021, compared to 4,483,000 shares for the period ended June 30, 2020. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the assumed proceeds, which are deemed to be the proceeds from the exercise plus compensation cost not yet recognized attributable to future services using the treasury method, were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For the three and six months ended June 30, 2021, options to purchase approximately 13,000 and 2,000 shares of common stock, respectively, have been excluded from the calculation of diluted net income per share as compared to approximately 8,000 and 180,000 shares that were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2020, as the result would have been anti-dilutive. For the three and six months ended June 30, 2021, approximately 0 and 8,000 restricted shares, respectively, were excluded from the calculation of diluted net income per share as compared to approximately 2,477,000 and 2,532,000 shares that were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2020, as the result would have been anti-dilutive. Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income (loss) per common share for that period. The Company had contingently issuable performance awards outstanding that did not meet the performance conditions as of June 30, 2021 and 2020 and, therefore, were excluded from the calculation of diluted net income/ (loss) per common share for the three and six months ended June 30, 2021 and 2020. The maximum number of potentially dilutive shares that could be issued upon vesting for these performance awards was approximately 17,000 and 300,000 as of June 30, 2021 and 2020, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities.

Note M – Income Taxes

The Company’s provision for income taxes for the three and six months ended June 30, 2021 and 2020 is based on the estimated annual effective tax rate, plus or minus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income/(loss) before provision (benefit) for income taxes	$46,941	$(23,345)	$74,948	$(48,547)
Income tax expense/(benefit)	$9,600	$(6,201)	$15,276	$(13,602)
Effective tax rate	20.5%	26.6%	20.4%	28.0%

The difference between the Company’s effective tax rates for the three and six months ended June 30, 2021 and 2020 is primarily due to the expected jurisdictional mix of profit and losses from each period, and lower Global Intangible Low Taxed Income in 2021.

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law on March 27, 2020, which includes significant corporate income tax and payroll tax provisions aimed at providing economic relief. The Company received or expects to continue to receive a corporate income tax benefit on the net operating loss carryback provision set forth by the CARES Act, as well as benefits related to the employee retention credit, and favorable cash flow benefits in connection with employer payroll tax deferral, and accelerated depreciation related to qualified improvement property.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2021
($ in thousands except share and per share data)
Note N – Equity-Based Compensation

The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

Common stock authorized	11,000,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(3,014,210)
Common stock available for grant of stock-based awards as of June 30, 2021	7,985,790

In addition, vested and unvested options to purchase 1,862,375 shares of common stock and 2,973,253 shares of unvested restricted stock awarded under the 2006 Plan were outstanding as of June 30, 2021.

Total equity-based compensation for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted stock	$4,436	$4,627	$8,945	$9,491
Stock options	1,044	894	2,074	1,716
Total	$5,480	$5,521	$11,019	$11,207

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income/(Loss).

On June 30, 2020, pursuant to his employment agreement with the Company, Steve Madden, the Company's founder and Creative and Design Chief, was granted an option to purchase 225,000 shares of the Company's common stock at an exercise price of $24.83 per share, which option vests in four equal installments commencing on September 30, 2020 and ending on June 30, 2021. As of June 30, 2021, Mr. Madden had no unvested options to purchase the Company's common stock and 2,560,543 restricted shares of the Company's common stock.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Proceeds from stock options exercised	$5,269	$86	$6,823	$960
Intrinsic value of stock options exercised	$4,945	$21	$5,812	$758

During the three and six months ended June 30, 2021, options to purchase approximately 421,536 shares vested with a weighted average exercise price of $25.64. During the three and six months ended June 30, 2020, options to purchase approximately 121,683 shares vested with a weighted average exercise price of $30.42. As of June 30, 2021, there were unvested options relating to 352,780 shares of common stock outstanding with a total of $2,248 of unrecognized compensation cost and an average vesting period of 1.7 years.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2021
($ in thousands except share and per share data)
The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Volatility	44.4% to 49.1%	33.9% to 50.0%
Risk free interest rate	0.2% to .6%	0.2% to 1.6%
Expected life in years	3.0 to 4.0	3.0 to 5.0
Dividend yield	1.6%	1.3%
Weighted average fair value	$11.90	$10.16

Activity relating to stock options granted under the Company’s plans during the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	2,674,000	$26.80
Granted	28,000	37.77
Exercised	(295,000)	23.15
Outstanding at June 30, 2021	2,407,000	$27.37	3.0 years	$—
Exercisable at June 30, 2021	2,054,000	$27.17	2.9 years	$—

Restricted Stock

The following table summarizes restricted stock activity during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021		2020
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1,	3,651,000	$20.81	4,427,000	$19.84
Granted	297,000	38.65	402,000	33.63
Vested	(296,000)	27.93	(311,000)	27.72
Forfeited	(22,000)	35.82	(35,000)	26.40
Outstanding at June 30,	3,630,000	$21.60	4,483,000	$20.48

As of June 30, 2021, the Company had $51,970 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average period of 4.0 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2021
($ in thousands except share and per share data)

Note O – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by reporting unit as of June 30, 2021:

	Wholesale			Net Carrying Amount
	Footwear	Accessories/ Apparel	Retail
Balance at January 1, 2021	$91,097	$62,688	$14,480	$168,265
Translation and other	115	—	46	161
Balance at June 30, 2021	$91,212	$62,688	$14,526	$168,426

The following table details identifiable intangible assets as of June 30, 2021:

	Estimated Lives	Cost Basis	Accumulated Amortization	Currency Translation	Net Carrying Amount
Trade names	1–10 years	$9,025	$8,897	$—	$128
Customer relationships	10–20 years	38,680	22,216	(1,468)	14,996
		47,705	31,113	(1,468)	15,124
Re-acquired right	indefinite	35,200	—	(7,036)	28,164
Trademarks	indefinite	70,953	—	285	71,238
		$153,858	$31,113	$(8,219)	$114,526

The Company evaluates its goodwill and intangible assets for indicators of impairment at least annually in the third quarter of each year or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In the first half of 2021, the Company did not identify any indicators of impairment regarding its goodwill and intangible assets.

As a result of the COVID-19 pandemic and decline in the macroeconomic environment, the Company performed an interim impairment analysis as of March 31, 2020 that resulted in $9,518 of impairment charges,which comprised of impairment charges of $8,615, $456 and $447 related to the Company's Cejon, GREATS and Jocelyn trademarks, respectively.

During the quarter ended June 30, 2021 the Company sold one of its internally developed trademarks for $8,000. The gain from the sale of the trademark was recorded in operating expenses in the Company's Condensed Statement of Income/Loss.

The amortization of intangible assets amounted to $803 and $1,634 for the three and six months ended June 30, 2021 compared to $895 and for $1,786 the three and six months ended June 30, 2020 and is included in operating expenses in the Company's Condensed Consolidated Statements of Income/(Loss). The estimated future amortization expense for intangibles as of June 30, 2021 is as follows:

2021 (remaining six months)	$981
2022	1,730
2023	1,730
2024	1,730
2025	1,730
Thereafter	7,223
Total	$15,124

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2021
($ in thousands except share and per share data)
Note P – Derivative Instruments

The Company uses derivative instruments, specifically forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of June 30, 2021, the Company's entire net forward contracts hedging portfolio consisted of a notional amount of $26,288, with the fair value included on the Consolidated Balance Sheets in other current assets of $140 and other current liabilities of $325. For the three and six months ended June 30, 2021, the Company's hedging activities were considered effective, and, thus, no ineffectiveness from hedging activities was recognized in the Consolidated Statements of Income during the first half of 2021. The following table presents the pre-tax amounts from derivative instruments affecting income and other comprehensive income/loss ("OCI") for the periods ended June 30, 2021 and 2020, respectively:

		Three Months Ended June 30,		Six Months Ended June 30,
Forward Contracts:	Location of Gain or Loss Recognized in Net Income on Derivative	Gain/(Loss) Recognized in Accumulated OCI	Gain/(Loss) Reclassified into Income From Accumulated OCI	Gain/(Loss) Recognized in Accumulated OCI	Gain/(Loss) Reclassified into Income From Accumulated OCI
2021	Cost of Sales (exclusive of depreciation and amortization)	$(17)	$(214)	$606	$(711)
2020	Cost of Sales (exclusive of depreciation and amortization)	(557)	30	630	206

Note Q – Commitments, Contingencies and Other
Future Minimum Royalty and Advertising Payments:

The Company has minimum commitments related to the Company’s license agreements. The Company sources, distributes, advertises and sells certain of its products pursuant to its license agreements with unaffiliated licensors. Royalty amounts under the license agreements are generally based on a stipulated percentage of sales, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms and some have additional renewal options, provided that minimum sales levels and certain other conditions are achieved. As of June 30, 2021, the Company had future minimum royalty and advertising payments of $17,813.

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
June 30, 2021
($ in thousands except share and per share data)
Note R – Operating Segment Information

The Company operates the following operating segments, which are presented as reportable segments: Wholesale Footwear, Wholesale Accessories/Apparel, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores, derives revenue, both domestically and internationally, from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories/Apparel segment, which includes branded and private label handbags, apparel, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and internationally, from sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores. The Company's Wholesale Footwear and Wholesale Accessories/Apparel segments derive revenue from certain countries in Asia, Europe, North America, and Africa and, under special distribution arrangements, in Australia, the Middle East, India, South and Central America, New Zealand, and Southeast Asia and pursuant to a partnership agreement in Singapore. The Retail segment, through the operation of Company-owned retail stores in the United States, Canada, Mexico, Europe and South Africa, the Company's joint ventures in China, Taiwan and Israel and its websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories, apparel and licensed products to consumers. The First Cost segment represents activities of a subsidiary that earns commissions and design fees for serving as a buying agent of footwear products to mass-merchants, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company generates revenue by licensing its Steve Madden®, Steven by Steve Madden®, and Madden Girl® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of eyewear, outerwear, hosiery, jewelry, watches, hair accessories, umbrellas, bedding, luggage, swimwear and men's accessories. In addition, this segment licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel, hosiery, sleepwear, jewelry, watches, bedding, luggage, umbrellas, eyewear, scrubs, fragrance, slippers, and household goods. The Licensing segment also licenses the Dolce Vita® trademark for use in connection with the manufacture, marketing and sale of swimwear.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2021
($ in thousands except share and per share data)

As of and for the three months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Retail	First Cost	Licensing	Corporate (1)	Consolidated
June 30, 2021
Total revenue	$198,113	$64,011	$262,124	$132,673	$334	$2,763	$—	$397,894
Gross profit	65,396	14,775	80,171	86,787	334	2,763	—	170,055
Income from operations	$44,157	$(5,357)	$38,800	$25,800	$432	$2,686	$(20,000)	$47,718
Segment assets	$321,096	$421,299	$742,395	$244,162	$69,223	$76,047	$41,316	$1,173,143
Capital expenditures	$181	$15	$196	$98	$—	$—	$889	$1,183
June 30, 2020
Total revenue	$77,966	$22,018	$99,984	$41,379	$252	$1,197	$—	$142,812
Gross profit	21,744	4,806	26,550	27,889	252	1,197	—	55,888
Income/(loss) from operations	$(1,226)	$(1,328)	$(2,554)	$(6,649)	$(95)	$520	$(14,924)	$(23,702)
Segment assets	$299,351	$430,193	$729,544	$236,141	$65,351	$67,791	$33,565	$1,132,392
Capital expenditures	$148	$12	$160	$252	$—	$—	$607	$1,019

As of and for the six months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Retail	First Cost	Licensing	Corporate (1)	Consolidated
June 30, 2021
Total revenue	$414,891	$138,633	$553,524	$200,174	$917	$4,304	$—	$758,919
Gross profit	139,120	35,167	174,287	129,651	917	4,304	—	309,159
Income from operations	$88,534	$2,158	$90,692	$21,093	$882	$3,835	$(40,740)	$75,762
Segment assets	$321,096	$421,299	$742,395	$244,162	$69,223	$76,047	$41,316	$1,173,143
Capital expenditures	$463	$725	$1,188	$281	$—	$—	$1,313	$2,782
June 30, 2020
Total revenue	$313,035	$89,690	$402,725	$94,322	$1,502	$3,431	$—	$501,980
Gross profit	101,528	23,318	124,846	59,573	1,502	3,431	—	189,352
Income/(loss) from operations	$39,827	$(7,807)	$32,020	$(49,652)	$369	$1,468	$(34,155)	$(49,950)
Segment assets	$299,351	$430,193	$729,544	$236,141	$65,351	$67,791	$33,565	$1,132,392
Capital expenditures	$453	$79	$532	$966	$—	$—	$2,822	$4,320
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

Revenues by geographic area are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Domestic (1)	$353,300	$126,131	$668,946	$444,568
International	44,594	16,681	89,973	57,412
Total	$397,894	$142,812	$758,919	$501,980
(1) Includes revenues of $63,382 and 138,648, respectively, for the three and six months end June 30, 2021 and $49,530 and $117,891, respectively, for the comparable period in 2020 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by the Company's international entities.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2021
($ in thousands except share and per share data)
Note S – Recent Accounting Pronouncements

Not Yet Adopted

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (“ASU No. 2020-04”), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable the Company's borrowing instruments that use LIBOR as a reference rate, and is effective immediately, but is only available through December 31, 2022. The Company is currently evaluating the impact of ASU 2020-04; however, at the current time, the Company does not expect that the adoption of this ASU will have a material impact on its condensed consolidated financial statements.

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
June 30, 2021
($ in thousands except share and per share data)
Agreement and the cash collateral required under the Credit Agreement for any outstanding letter of credit obligations will become immediately due and payable.

As of June 30, 2021, the Company had no cash borrowings or letters of credit outstanding under the Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2021 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
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

Overview:
($ in thousands, except earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries design, source, market and sell fashion-forward branded and private label footwear for women, men and children. In addition, we design, source, market and sell branded fashion handbags, apparel and accessories, as well as private label fashion handbags and accessories. We market and sell our products through better department stores, major department stores, mid-tier department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, and online retailers, throughout the United States, Canada, Mexico and certain European nations. In addition, our products are marketed through our retail stores and our e-commerce websites within the United States, Canada, Mexico, Europe and South Africa, our joint ventures in Israel, Taiwan and China, and under distribution arrangements in Italy, the Middle East, South and Central Americas, Oceania and various countries in Asia. Our product lines include a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality products in popular styles at accessible price points, delivered in an efficient manner and time frame.

Executive Summary

The impact of COVID-19 pandemic resulted in an unprecedented decline in our revenue and earnings during 2020 and included charges from adjustments to the carrying amount of certain trademarks, long-lived asset impairment charges and restructuring and other related charges. In 2021, despite the continued impact of the pandemic and supply chain disruption, our business saw improvements in our retail segment and improvements in sell-through performance at our wholesale partners.

Total revenue for the quarter ended June 30, 2021 increased 178.6% to $397,894 compared to $142,812 in the same period of last year. Net income attributable to Steven Madden, Ltd. was $36,852 in the second quarter of 2021 compared to net loss of $(16,586) in the same period of last year. The effective tax rate for the second quarter of 2021 decreased to 20.5% compared to 26.6% in the second quarter of last year. Net income was $0.45 per share on 82,061 diluted weighted average shares outstanding in the second quarter of 2021 compared to a loss of $(0.21) per share on 78,517 diluted weighted average shares outstanding in the second quarter of last year.

Our inventory turnover (calculated on a trailing twelve-month average) for the quarters ended June 30, 2021 and 2020 was 7.9 times and 7.2 times, respectively. Our total Company accounts receivable days outstanding decreased to 73 days in the second quarter of 2021 compared to 141 days in the second quarter of 2020 primarily due to slower collections in the prior year as a result of the impact of the COVID-19 pandemic. As of June 30, 2021, we had $302,657 in cash, cash equivalents and short-term investments, no debt and total stockholders’ equity of $782,522. Working capital was $464,622 as of June 30, 2021, compared to $398,029 on June 30, 2020.

The following tables set forth information on operations for the periods indicated:

Selected Financial Information
Three Months Ended June 30,
($ in thousands)

	2021		2020
CONSOLIDATED:
Net sales	$394,797	99.2%	$141,363	99.0%
Commission and licensing income	3,097	0.8%	1,449	1.0%
Total revenue	397,894	100.0%	142,812	100.0%
Cost of sales (exclusive of depreciation and amortization)	227,839	57.3%	86,924	60.9%
Gross profit	170,055	42.7%	55,888	39.1%
Operating expenses	121,860	30.6%	78,412	54.9%
Impairment of fixed assets and lease right-of-use assets	477	0.1%	1,178	0.8%
Income/(loss) from operations	47,718	12.0%	(23,702)	(16.6%)
Interest and other (expense)/ income – net	(777)	(0.2)%	357	0.2%
Income/(loss) before provision (benefit) for income taxes	46,941	11.8%	(23,345)	(16.3%)
Net income/(loss) attributable to Steven Madden, Ltd.	$36,852	9.3%	$(16,586)	(11.6%)

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total Revenue	$198,113	100.0%	$77,966	100.0%
Cost of sales (exclusive of depreciation and amortization)	132,717	67.0%	56,222	72.1%
Gross profit	65,396	33.0%	21,744	27.9%
Operating expenses	21,239	10.7%	22,970	29.5%
Income/(loss) from operations	$44,157	22.3%	$(1,226)	(1.6%)

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total Revenue	$64,011	100.0%	$22,018	100.0%
Cost of sales (exclusive of depreciation and amortization)	49,236	76.9%	17,212	78.2%
Gross profit	14,775	23.1%	4,806	21.8%
Operating expenses	19,655	30.7%	6,134	27.9%
Impairment of fixed assets and lease right-of-use assets	477	0.7%	—	—%
(Loss) from operations	$(5,357)	(8.4)%	$(1,328)	(6.0%)

RETAIL SEGMENT:
Total Revenue	$132,673	100.0%	$41,379	100.0%
Cost of sales (exclusive of depreciation and amortization)	45,886	34.6%	13,490	32.6%
Gross profit	86,787	65.4%	27,889	67.4%
Operating expenses	60,987	46.0%	33,360	80.6%
Impairment of fixed assets and lease right-of-use assets	—	—%	1,178	2.8%
Income/(loss) from operations	$25,800	19.4%	$(6,649)	(16.1%)
Number of stores	216		225

FIRST COST SEGMENT:
Commission income	$334	100.0%	$252	100.0%
Gross profit	334	100.0%	252	100.0%
Operating (benefit)/ expenses	(98)	(29.3)%	347	137.7%
Income/(loss) from operations	$432	129.3%	$(95)	(37.7%)

LICENSING SEGMENT:
Licensing income	$2,763	100.0%	$1,197	100.0%
Gross profit	2,763	100.0%	1,197	100.0%
Operating expenses	77	2.8%	677	56.6%
Income from operations	$2,686	97.2%	$520	43.4%

Corporate:
Operating expenses	$(20,000)	—%	(14,924)	—%
Loss from operations	$(20,000)	—%	$(14,924)	—%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Consolidated:

Total revenue for the three months ended June 30, 2021 increased 178.6% to $397,894 compared to $142,812 in the same period of last year, with increases in all our segments. Gross profit was $170,055, or 42.7% of total revenue, as compared to $55,888, or 39.1% of total revenue, in the prior-year period. The increase in gross profit as a percentage of total revenue was due to a shift in the mix of our business and a higher penetration of retail as a percentage to the total, which was driven by our owned and operated e-commerce stores and lower promotional activity in the period. These increases were partially offset by certain headwinds in connection with inbound freight costs and the non-renewal of the Global System of Preferences ("GSP") which impacted imports from Cambodia in our handbags business. Operating expenses in the second quarter of 2021 were $121,860, or 30.6% of total revenue, as compared to $78,412, or 54.9% of total revenue, in the second quarter of the prior year. The decrease in operating expenses as a percentage of total revenue was primarily attributable to greater leverage on higher revenues, our expense control initiatives, and the gain on sale of a trademark for $8,000 partially offset by the change in valuation of our contingent considerations of $7,364, as well as early lease termination and modification charges. For the three months ended June 30, 2021 and 2020 impairment charges were recorded of $477 and $1,178, respectively, related to fixed assets and lease right-of-use assets. The effective tax rate for the second quarter of 2021 decreased to 20.5% compared to 26.6% in the second quarter of last year. The difference in effective tax rate was primarily due to the expected jurisdictional mix of profit and losses from each period and a lower Global Intangible Low Taxed Income ("GILTI") in 2021. Net income attributable to Steven Madden, Ltd. for the second quarter of 2021 was $36,852 compared to net loss attributable to Steven Madden, Ltd. for the second quarter of 2020 of $(16,586).

Wholesale Footwear Segment:

Revenue from the Wholesale Footwear segment in the second quarter of 2021 accounted for $198,113, or 49.8% of total revenue, as compared to $77,966, or 54.6% of total revenue, for the second quarter of 2020. The 154.1% increase in revenue in the current period is the result of the impact of the COVID-19 pandemic in the prior year. Gross profit was $65,396, or 33.0% of Wholesale Footwear revenue, in the second quarter of 2021 as compared to $21,744, or 27.9% of Wholesale Footwear revenue, in the second quarter of 2020. Operating expenses in the second quarter of 2021 were $21,239, or 10.7% of Wholesale Footwear revenue, as compared to $22,970, or 29.5% of Wholesale Footwear revenue, in the second quarter of the prior year. The decrease in operating expenses as a percentage of Wholesale Footwear revenue was primarily attributable to greater leverage from higher revenue, our expense control initiatives, as well as a gain of $8,000 related to the sale of a trademark. Income from operations increased to $44,157, or 22.3% of Wholesale Footwear revenue in the second quarter of 2021 as compared to a loss from operations of $(1,226), or (1.6)% of Wholesale Footwear revenue in the second quarter of the prior year.

Wholesale Accessories/Apparel Segment:

Revenue from the Wholesale Accessories/Apparel segment in the second quarter of 2021 accounted for $64,011, or 16.1% of total revenue, as compared to $22,018, or 15.4% of total revenue, in the second quarter of 2020. The 190.7% increase in revenue in the current period is the result of the impact of the COVID-19 pandemic in the prior year. Gross profit was $14,775, or 23.1% of Wholesale Accessories/Apparel revenue, in the second quarter of 2021 as compared to $4,806, or 21.8% of Wholesale Accessories/Apparel revenue, in the second quarter of the prior year. Operating expenses in the second quarter of 2021 were $19,655, or 30.7% of Wholesale Accessories/Apparel revenue, as compared to $6,134, or 27.9% of Wholesale Accessories/Apparel revenue, in the same period of last year. The increase in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to the change in valuation of our contingent considerations of $7,250, partially offset by our expense control initiatives. For the three months ended June 30, 2021 an impairment charge of $477 related to the impairment of lease right-of-use assets and fixed assets was recorded. Loss from operations for the Wholesale Accessories/Apparel segment for the second quarter of 2021 was $(5,357), or (8.4)% of Wholesale Accessories/Apparel revenue as compared to a loss from operations of $(1,328), or (6.0)% of Wholesale Accessories/Apparel revenue for the second quarter of the prior year.

Retail Segment:

In the second quarter of 2021, revenue from the Retail segment accounted for $132,673, or 33.3% of total revenue, as compared to $41,379, or 29.0% of total revenue, in the second quarter of 2020. The 220.6% increase in revenue was driven by the continued strength in our e-commerce business and higher sales in our brick-and-mortar stores. We closed one e-commerce store and opened two full-price stores during the three months ended June 30, 2021 and ended the quarter with 216 retail stores compared to 225 stores as of June 30, 2020. The store count includes 142 Steve Madden® full-price stores, 66 Steve Madden® outlet stores, one Steven® store, one Superga® store and six e-commerce websites. In addition, we operated 15 concessions in international markets. As a result of the COVID-19 related closures of certain brick-and-mortar stores for most of the quarter in 2020, we did not report comparable store sales for the quarter. Gross profit in the second quarter of 2021 was $86,787, or 65.4% of Retail revenue, compared to $27,889, or 67.4% of Retail revenue, in the second quarter of 2020. The decrease in gross profit as a percentage of Retail revenue was primarily due to a higher penetration of our brick-and-mortar store sales as a percentage of Retail revenue. Operating expenses in the second quarter of 2021 were $60,987, or 46.0% of Retail revenue, as compared to $33,360, or 80.6% of Retail revenue, in the second quarter of 2020. The decrease in operating expenses as a percentage of Retail revenue was primarily from greater leverage on higher revenue for the three months ended June 30, 2021. For the three months ended June 30, 2020 we recorded an impairment charge of $1,178, related to fixed assets and lease right-of-use assets. In the second quarter of 2021, income from operations for the Retail segment was $25,800, or 19.4% of Retail revenue, as compared to a loss from operations of $(6,649), or (16.1)% of Retail revenue in the same period last year.

First Cost Segment:

Commission income generated by the First Cost segment accounted for $334, or 0.1% of total revenue, in the second quarter of 2021 compared to $252, or 0.2% of total revenue, for the second quarter of 2020. Operating benefit was $(98) in the current period compared to operating expense of $347 in the same period last year. Income from operations was $432 in the second quarter of 2021 as compared to a loss from operations of $95 in the same period last year.

Licensing Segment:

Licensing income generated by the Licensing segment accounted for $2,763, or 0.7% of total revenue, in the second quarter of 2021 compared to $1,197, or 0.8% of total revenue, for the second quarter of 2020. Operating expenses decreased to $77 in the current period compared to $677 in the same period of last year. Income from the Licensing segment was $2,686 as compared to $520 in the same period last year.

Corporate:

Corporate does not constitute as a reportable segment and includes costs in operating expenses not directly attributable to the reportable segments. Corporate is primarily related to costs associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security and other shared costs. Corporate operating expenses increased 34.0% to $20,000 in the second quarter of 2021 as compared to $14,924 in the second quarter of 2020.

Selected Financial Information
Six Months Ended June 30,
($ in thousands)

	2021		2020
CONSOLIDATED:
Net sales	$753,698	99.3%	$497,047	99.0%
Commission and licensing income	5,221	0.7%	4,933	1.0%
Total revenue	758,919	100.0%	501,980	100.0%
Cost of sales (exclusive of depreciation and amortization)	449,760	59.3%	312,628	62.3%
Gross profit	309,159	40.7%	189,352	37.7%
Operating expenses	232,308	30.6%	199,785	39.8%
Impairment of fixed assets and lease right-of-use assets	1,089	0.1%	29,999	6.0%
Impairment of intangibles	—	—%	9,518	1.9%
Income/(loss) from operations	75,762	10.0%	(49,950)	(10.0)%
Interest and (expense)/other income – net	(814)	(0.1)%	1,403	0.3%
Income/(loss) before provision (benefit) for income taxes	74,948	9.9%	(48,547)	(9.7)%
Net income/(loss) attributable to Steven Madden, Ltd.	$58,049	7.6%	$(34,037)	(6.8)%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total revenue	$414,891	100.0%	$313,035	100.0%
Cost of sales (exclusive of depreciation and amortization)	275,771	66.5%	211,507	67.6%
Gross profit	139,120	33.5%	101,528	32.4%
Operating expenses	50,586	12.2%	61,701	19.7%
Income from operations	$88,534	21.3%	$39,827	12.7%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total revenue	$138,633	100.0%	$89,690	100.0%
Cost of sales (exclusive of depreciation and amortization)	103,466	74.6%	66,372	74.0%
Gross profit	35,167	25.4%	23,318	26.0%
Operating expenses	32,532	23.5%	22,063	24.6%
Impairment of fixed assets and lease right-of-use assets	477	0.3%	—	—%
Impairment of intangibles	—	—%	9,062	10.1%
Income/(loss) from operations	$2,158	1.6%	$(7,807)	(8.7)%

RETAIL SEGMENT:
Total revenue	$200,174	100.0%	$94,322	100.0%
Cost of sales (exclusive of depreciation and amortization)	70,523	35.2%	34,749	36.8%
Gross profit	129,651	64.8%	59,573	63.2%
Operating expenses	107,946	53.9%	78,770	83.5%
Impairment of store fixed assets and lease right-of-use assets	612	0.3%	29,999	31.8%
Impairment of intangibles	—	—%	456	0.5%
Income/(loss) from operations	$21,093	10.5%	$(49,652)	(52.6)%
Number of stores	216		225

FIRST COST SEGMENT:
Commission income	$917	100.0%	$1,502	100.0%
Gross profit	917	100.0%	1,502	100.0%
Operating expenses	35	3.8%	1,133	75.4%
Income from operations	$882	96.2%	$369	24.6%

LICENSING SEGMENT:
Licensing income	$4,304	100.0%	$3,431	100.0%
Gross profit	4,304	100.0%	3,431	100.0%
Operating expenses	469	10.9%	1,963	57.2%
Income from operations	$3,835	89.1%	$1,468	42.8%

Corporate:
Operating expenses	$(40,740)	—%	$(34,155)	—%
Loss from operations	$(40,740)	—%	$(34,155)	—%

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Consolidated:

Total revenue for the six months ended June 30, 2021 increased 51.2% to $758,919 compared to $501,980 in the same period of last year, with increases in the Retail, Wholesale footwear and Wholesale Accessories/Apparel segments. Gross profit was $309,159, or 40.7% of total revenue, as compared to $189,352, or 37.7% of total revenue, in the prior-year period. The increase in gross profit as a percentage of total revenue was due to a shift in the mix of our business due to a higher penetration of retail as a percentage to the total, which was driven by our owned and operated e-commerce and the absence of certain COVID-19 related inventory reserves taken in the prior year period. These increases were partially offset by some headwinds in connection with inbound freight costs and the non-renewal of the GSP which impacted imports in our handbags business. Operating expenses in the first half of 2021 were $232,308, or 30.6% of total revenue, as compared to 199,785, or 39.8% of total revenue, in the first half of the prior year. The decrease in operating expenses as a percentage of total revenue was primarily attributable to greater leverage on higher revenue, gain on sale of a trademark, and our expense control initiatives, partially offset by early lease termination and modification charges, change in valuation of our contingent considerations, and restructuring and other related charges due to the COVID-19 pandemic. For the six months ended June 30, 2021 and 2020 impairment charges were recorded of $1,089 and $29,999, respectively, related to fixed assets and lease right-of-use assets. For the six months ended June 30, 2020, we recorded an impairment charge of $9,518 associated with certain intangibles. The effective tax rate for the first half of 2021 decreased to 20.4% compared to 28.0% in the first half of last year. The difference in effective tax rate was primarily due to the expected jurisdictional mix of profit and losses from each period and a lower GILTI in 2021. Net income attributable to Steven Madden, Ltd. for the first half of 2021 was $58,049 compared to net loss attributable to Steven Madden, Ltd. for the first half of 2020 of $(34,037).

Wholesale Footwear Segment:

Revenue from the Wholesale Footwear segment in the first half of 2021 accounted for $414,891, or 54.7% of total revenue, as compared to $313,035, or 62.4% of total revenue, for the first half of 2020. The 32.5% increase in revenue in the current period is the result of the impact of the COVID-19 pandemic in the prior-year period. Gross profit was $139,120, or 33.5% of Wholesale Footwear revenue, in the first half of 2021 as compared to $101,528, or 32.4% of Wholesale Footwear revenue, in the first half of 2020. Operating expenses in the first half of 2021 were $50,586, or 12.2% of Wholesale Footwear revenue, as compared to $61,701, or 19.7% of Wholesale Footwear revenue, in the first half of the prior year. The decrease in operating expenses as a percentage of Wholesale Footwear revenue was primarily attributable to greater leverage on higher revenue, gain on sale of a trademark, and our expense control initiatives. Income from operations increased to $88,534, or 21.3% of Wholesale Footwear revenue in the first half of 2021 as compared to $39,827, or 12.7% of Wholesale Footwear revenue for the first half of the prior year.

Wholesale Accessories/Apparel Segment:

Revenue from the Wholesale Accessories/Apparel segment in the first half of 2021 accounted for $138,633, or 18.3% of total revenue, as compared to $89,690, or 17.9% of total revenue, in the first half of 2020. The 54.6% increase in revenue in the current period is the result of the impact of the COVID-19 pandemic. Gross profit was $35,167, or 25.4% of Wholesale Accessories/Apparel revenue, in the first half of 2021 as compared to $23,318, or 26.0% of Wholesale Accessories/Apparel revenue, in the first half of the prior year. Operating expenses in the first half of 2021 were $32,532, or 23.5% of Wholesale Accessories/Apparel revenue, as compared to $22,063, or 24.6% of Wholesale Accessories/Apparel revenue, in the same period of last year. The decrease in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to greater leverage on higher revenue and our expense control initiatives, partially offset by the change in valuation of our contingent consideration. For the six months ended June 30, 2021 an impairment charge was recorded of $477, related to fixed assets and lease right-of-use assets. For the six months ended June 30, 2020 an impairment charge of $9,062 related to intangibles was recorded. Income from operations for the Wholesale Accessories/Apparel segment for the first half of 2021 was $2,158, or 1.6% of Wholesale Accessories/Apparel revenue, as compared to a loss from operations of $(7,807), or (8.7)% of Wholesale Accessories/Apparel revenue for the first half of the prior year.

Retail Segment:

In the first half of 2021, revenue from the Retail segment accounted for $200,174, or 26.4% of total revenue, as compared to 94,322, or 18.8% of total revenue, in the first half of 2020. The 112.2% increase in revenue was driven by the continued strength in our e-commerce business and the impact of the COVID-19 pandemic in the prior year. We closed three full-price stores, along with one e-commerce store and opened two full-price stores during the six months ended June 30, 2021 and ended the period with 216 retail stores compared to 225 stores as of June 30, 2020. As a result of COVID-19 related closures of certain brick-and-mortar stores for part of the first half of both 2020 and 2021, we did not report comparable store sales for the first half of 2021. Gross profit in the first half of 2021 was $129,651, or 64.8% of Retail revenue, compared to $59,573, or 63.2% of Retail revenue, in the first half of 2020. The increase in gross profit as a percentage of Retail revenue was primarily due to lower promotional activity. Operating expenses in the first half of 2021 were $107,946, or 53.9% of Retail revenue, as compared to $78,770, or 83.5% of Retail revenue, in the first half of 2020. The decrease in operating expenses as a percentage of Retail revenue was primarily from greater leverage on higher revenue. For the six months ended June 30, 2021 and 2020 impairment charges were recorded of $612 and $29,999, respectively, related to fixed assets and lease right-of-use assets. For the six months ended June 30, 2020, we recorded an impairment charge of $456 associated with certain intangibles. In the first half of 2021, income from operations for the Retail segment was $21,093, or 10.5% of Retail revenue as compared to a loss from operations of $(49,652), or (52.6)% of Retail revenue in the same period last year.

First Cost Segment:

Commission income generated by the First Cost segment accounted for $917, or 0.1% of total revenue, in the first half of 2021 compared to $1,502, or 0.3% of total revenue, for the first half of 2020. Operating expenses decreased to $35 in the current period compared to $1,133 in the same period last year. Income from operations was $882 in the first half of 2021 as compared to income from operations of $369 in the same period last year.

Licensing Segment:

Licensing income generated by the Licensing segment accounted for $4,304, or 0.6% of total revenue, in the first half of 2021 compared to $3,431, or 0.7% of total revenue, for the first half of 2020. Operating expenses decreased to $469 in the current period compared to $1,963 in the same period of last year. Income from the Licensing segment was $3,835 as compared to $1,468 in the same period last year.

Corporate:

Corporate does not constitute as a reportable segment and includes costs in operating expenses not directly attributable to the reportable segments. Corporate is primarily related to costs associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security and other shared costs. Corporate operating expenses increased 19.3% to $40,740 in the first half of 2021 as compared to $34,155 in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
($ in thousands)
Cash, cash equivalents and short-term investments totaled $302,657 and $287,166 at June 30, 2021 and December 31, 2020, respectively. Of the total cash, cash equivalents and short-term investments as of June 30, 2021, $146,909, or approximately 49%, was held in our foreign subsidiaries and of the total cash, cash equivalents and short-term investments at December 31, 2020, $158,610, or approximately 56%, was held in our foreign subsidiaries.
On July 22, 2020, we entered into a $150,000, five-year, asset-based revolving credit facility with various lenders and Citizens Bank, N.A.
As of June 30, 2021, we had working capital of $464,622, cash and cash equivalents of $262,144, short-term investments of $40,513 and no debt.
We believe that based on our current financial position and available cash, cash equivalents, and short-term investments, we will meet all of our financial commitments and operating needs for at least the next twelve months. In addition, as a precautionary measure, we have a $150,000 asset-based revolving credit facility, which provides additional liquidity and flexibility.
OPERATING ACTIVITIES
($ in thousands)
Cash provided by operations was $91,923 for the six months ended June 30, 2021 compared to $57,867 in the same period of last year. The improvement in cash provided by operations was primarily driven by an increase in net income and favorable changes in accounts payable and accrued expenses partially offset by unfavorable changes in inventories.
INVESTING ACTIVITIES
($ in thousands)

During the six months ended June 30, 2021, we invested $26,574 in short-term investments offset by cash received of $26,460 from the maturities and sales of short-term investments. During the six months ended June 30, 2021, we received proceeds of $8,000 for the sale of a trademark. We also made capital expenditures of $2,782, principally for leasehold improvements to office space, and new stores and systems enhancements.
FINANCING ACTIVITIES
($ in thousands)

During the six months ended June 30, 2021, net cash used in financing activities was $82,729, which consisted of share repurchases of $42,794, cash dividends paid of $24,772, the acquisition of incremental ownership of joint ventures of $19,127 partially offset by proceeds from the exercise of stock options of $6,823.

CONTRACTUAL OBLIGATIONS
($ in thousands)
Our contractual obligations as of June 30, 2021 is as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2021	2022-2023	2024-2025	2026 and after
Operating lease obligations	$138,838	$20,459	$59,089	$35,739	$23,551
Purchase obligations	42,810	42,810	—	—	—
Future minimum royalty and advertising payments	17,813	4,125	13,688	—	—
Transition tax	14,847	1,563	4,493	8,791	—
Total	$214,308	$68,957	$77,270	$44,530	$23,551
At June 30, 2021, we had no open letters of credit.
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
We have employment agreements with our Creative and Design Chief, Steven Madden, and certain executive officers, which provide for the payment of compensation aggregating to approximately $5,350 in the remainder of 2021, $9,441 in 2022, and $8,074 in 2023. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits, including stock-related compensation.
Transition tax of $14,847 was the result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). Excluded from the contractual obligations table above are long-term taxes payable of $2,295 as of June 30, 2021 primarily related to uncertain tax positions, for which we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year due to uncertainties in the timing of tax audit outcomes.
DIVIDENDS
The Company’s Board of Directors approved a quarterly cash dividend of $0.15 per share. The dividend is payable on September 27, 2021 to stockholders of record as of the close of business on September 17, 2021.

Future quarterly cash dividend payments are subject to the discretion of our Board of Directors and contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that cash dividends will be paid to holders of our common stock in the future.
INFLATION

We do not believe that inflation and price changes have had a significant effect on our sales or profitability in the three months ended June 30, 2021. Historically, we have minimized the impact of product cost increases by increasing prices, renegotiating costs, changing suppliers and improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)

We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and LIBOR. The terms of our $150,000 asset-based revolving credit agreement and our collection agency agreement with Rosenthal & Rosenthal, Inc. can be found in the Liquidity and Capital Resources section of Item 2 and in Note F and Note T, respectively, to the Condensed Consolidated Financial Statements included in this Quarterly Report.
As of June 30, 2021, we held short-term investments valued at $40,513, which consist of certificates of deposit. We have the ability to hold these investments until maturity.
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
In the first six months of 2021, we entered into forward foreign exchange contracts with notional amounts totaling $26,288. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of June 30, 2021. As of June 30, 2021, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts would result in a net increase or decrease, respectively, in the fair value of our derivatives portfolio of approximately $3,042.
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

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal controls over financial reporting to determine whether any changes occurred during the quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the effects that the COVID-19 pandemic may have on our internal controls to minimize the impact on their design and operating effectiveness.

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
ITEM 1A. RISK FACTORS

You are encouraged to review the discussion of Forward-Looking Statements and Risk Factors appearing in this report at Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 16, 2021 (the “2020 Form 10-K”), which could materially affect our business, financial condition, operating results, earnings or stock price, in various ways. The risks described in the 2020 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

The risk factor included in the 2020 Form 10-K under the caption “Our ability to maintain adequate liquidity when negatively impacted by unforeseen events such as an epidemic or pandemic such as COVID-19, which may cause disruption to our business operations and temporary closure of Company operated and wholesale partner retail stores, resulting in a significant reduction in revenue for an indeterminable period of time” is restated in its entirety as follows:

We may be unable to maintain adequate liquidity when negatively impacted by unforeseen events such as an epidemic or pandemic such as COVID-19, which may cause disruption to our business operations for an indeterminable period of time.

In December 2019, COVID-19 emerged and spread worldwide. The World Health Organization declared COVID-19 a pandemic in March 2020, resulting in federal, state and local governments and private entities mandating various restrictions, including the closure of non-essential businesses, travel restrictions, restrictions on public gatherings, stay-at-home orders and advisories and quarantining of people who may have been exposed to the virus. After closely monitoring and taking into consideration the guidance from federal, state and local governments, in March 2020, we temporarily closed all of our stores and our corporate offices in the U.S. and the vast majority of our stores and offices globally. As of August 2020, the vast majority of our stores and corporate offices in the U.S. and globally reopened. In the fourth quarter 2020, we had to re-close one-third of our stores, and currently all our stores are open again. However, there can be no assurance that our stores or offices will continue to remain open if there is a subsequent surge in COVID-19 cases or national or local governments institute lock-down or other restrictive measures where we manufacture or sell our products. These and other similar factors have had and may continue to have a material adverse impact on our business, results of operations, financial position and cash flow.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
($ in thousands, except share and per share data)

The following table presents the total number of shares of our common stock, $.0001 par value, purchased by us in the three months ended June 30, 2021, the average price paid per share and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period pursuant to our Share Repurchase Program. See also Note K to the Condensed Consolidated Financial Statements. During the three months ended June 30, 2021, there were no sales by us of unregistered shares of common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2021 - 4/30/2021	13,628	$37.66	$109,554
5/1/2021 - 5/31/2021	358,137	41.21	95,058
6/1/2021 - 6/30/2021	504,476	43.54	80,912
Total	876,241	$42.50

(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan, each provide us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy all or part of the tax-withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations and the cost of the option by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the tax-withholding rate and the cost of the option. Included in this table are shares withheld during the second quarter of 2021 in connection with the settlement of stock awards to satisfy the cost of options and tax-withholding requirements with an aggregate purchase price of approximately $8,498.

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income/(Loss), (iii) the Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

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

Dated: August 3, 2021

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ZINE MAZOUZI
Zine Mazouzi
Chief Financial Officer