Form 10-Q
period 2021-09-30
STEVEN MADDEN, LTD.
filed 2021-11-04
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
Yes  ☐   No ☒

As of November 1, 2021, there were 81,392,991 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands except for par value)

	September 30, 2021	December 31, 2020	September 30, 2020
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$219,523	$247,864	$223,820
Short-term investments	40,390	39,302	33,332
Accounts receivable, net of allowances of $11,596, $8,943 and $10,214	36,524	25,044	33,526
Factor accounts receivable	347,748	252,671	232,876
Inventories	201,198	101,420	109,683
Prepaid expenses and other current assets	19,182	17,415	13,477
Income tax receivable and prepaid taxes	16,536	14,525	1,120
Total current assets	881,101	698,241	647,834
Note receivable – related party	891	1,180	1,274
Property and equipment, net	36,843	43,268	43,130
Operating lease right-of-use asset	90,832	101,379	111,732
Deposits and other	4,332	4,822	2,660
Deferred taxes	4,964	5,415	14,686
Goodwill – net	167,957	168,265	166,794
Intangibles – net	113,140	115,191	116,300
Total Assets	$1,300,060	$1,137,761	$1,104,410
LIABILITIES
Current liabilities:
Accounts payable	$121,838	$73,904	$65,666
Accrued expenses	210,985	118,083	112,579
Operating leases – current portion	32,063	34,257	36,212
Income taxes payable	7,194	5,799	—
Contingent considerations – current portion	3,660	—	—
Accrued incentive compensation	12,834	3,873	3,615
Total current liabilities	388,574	235,916	218,072
Contingent considerations – long term portion	4,381	207	1,420
Operating leases – long-term portion	85,358	98,592	107,973
Deferred taxes	2,563	2,562	3,054
Other liabilities	12,004	10,115	6,151
Total Liabilities	492,880	347,392	336,670
Commitments, contingencies and other (Note Q)
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – 0.0001 par value, 245,000 shares authorized,133,827, 133,247 and 133,173 shares issued, 81,393, 82,616 and 83,030 shares outstanding	8	8	6
Additional paid-in capital	487,732	478,463	472,116
Retained earnings	1,367,252	1,279,550	1,256,959
Accumulated other comprehensive loss	(29,206)	(29,164)	(37,477)
Treasury stock – 52,434, 50,631 and 50,143 shares at cost	(1,026,956)	(952,271)	(935,484)
Total Steven Madden, Ltd. stockholders’ equity	798,830	776,586	756,120
Noncontrolling interest	8,350	13,783	11,620
Total stockholders’ equity	807,180	790,369	767,740
Total Liabilities and Stockholders’ Equity	$1,300,060	$1,137,761	$1,104,410
See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income/(Loss)
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$525,067	$342,830	$1,278,765	$839,877
Commission and licensing fee income	3,675	4,037	8,896	8,970
Total revenue	528,742	346,867	1,287,661	848,847
Cost of sales (exclusive of depreciation and amortization)	308,744	206,990	758,504	519,618
Gross profit	219,998	139,877	529,157	329,229
Operating expenses	131,580	102,968	363,888	302,753
Impairment of fixed assets and lease right-of-use assets	—	6,897	1,089	36,896
Impairment of intangibles	—	33,010	—	42,528
Income/(loss) from operations	88,418	(2,998)	164,180	(52,948)
Interest and other (expense)/income – net	(202)	88	(1,016)	1,491
Income/(loss) before provision (benefit) for income taxes	88,216	(2,910)	163,164	(51,457)
Provision/(benefit) for income taxes (Note M)	21,551	4,236	36,827	(9,366)
Net income/(loss)	66,665	(7,146)	126,337	(42,091)
Less: net income/(loss) attributable to noncontrolling interest	22	(195)	1,645	(1,103)
Net income/(loss) attributable to Steven Madden, Ltd.	$66,643	$(6,951)	$124,692	$(40,988)

Basic net income/(loss) per share	$0.85	$(0.09)	$1.58	$(0.52)

Diluted net income/(loss) per share	$0.82	$(0.09)	$1.53	$(0.52)

Basic weighted average common shares outstanding	78,129	78,560	78,686	78,650
Effect of dilutive securities – options/restricted stock	3,178	—	3,068	—
Diluted weighted average common shares outstanding	81,307	78,560	81,754	78,650

Cash dividends declared per common share	$0.15	$—	$0.45	$0.15

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(unaudited)
(in thousands)

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Pre-tax amounts	Tax (expense)	After-tax amounts	Pre-tax amounts	Tax (expense)	After-tax amounts
Net income			$66,665			$126,337
Other comprehensive (loss)/income:
Foreign currency translation adjustment	$(4,258)	$—	(4,258)	$(673)	$—	(673)
Gain on cash flow hedging derivatives	365	(91)	274	1,174	(294)	880
Total other comprehensive (loss)/income	$(3,893)	$(91)	(3,984)	$501	$(294)	207

Comprehensive income			62,681			126,544
Less: comprehensive income attributable to noncontrolling interests			163			1,894
Comprehensive income attributable to Steven Madden, Ltd.			$62,518			$124,650

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Pre-tax amounts	Tax benefit	After-tax amounts	Pre-tax amounts	Tax (expense)	After-tax amounts
Net loss			$(7,146)			$(42,091)
Other comprehensive income/(loss):
Foreign currency translation adjustment	$2,630	$—	2,630	$(7,250)	$—	(7,250)
(Loss)/gain on cash flow hedging derivatives	(674)	196	(478)	205	(53)	152
Total other comprehensive income/(loss)	$1,956	$196	2,152	$(7,045)	$(53)	(7,098)

Comprehensive loss			(4,994)			(49,189)
Less: comprehensive loss attributable to noncontrolling interests			(416)			(1,164)
Comprehensive loss attributable to Steven Madden, Ltd.			$(4,578)			$(48,025)

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - June 30, 2021	82,156	$8	$481,646	$1,312,827	$(25,081)	51,661	$(995,065)	$8,187	$782,522
Share repurchases and net settlement of awards under stock plan	(773)	—	—	—	—	773	(31,891)	—	(31,891)
Exercise of stock options	16	—	409	—	—	—	—	—	409
Issuance of restricted stock, net of forfeitures	(5)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,677	—	—	—	—	—	5,677
Foreign currency translation adjustment	—	—	—	—	(4,399)	—	—	141	(4,258)
Cash flow hedge (net of tax expense of $91)	—	—	—	—	274	—	—	—	274
Dividends on common stock ($0.15 per share)	—	—	—	(12,218)	—	—	—	—	(12,218)
Net income	—	—	—	66,643	—	—	—	22	66,665
Balance - September 30, 2021	81,393	$8	$487,732	$1,367,252	$(29,206)	52,434	$(1,026,956)	$8,350	$807,180

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2020	82,616	$8	$478,463	$1,279,550	$(29,164)	50,631	$(952,271)	$13,783	$790,369
Share repurchases and net settlement of awards under stock plan	(1,803)	—	—	—	—	1,803	(74,685)	—	(74,685)
Exercise of stock options	311	—	7,232	—	—	—	—	—	7,232
Issuance of restricted stock, net of forfeitures	269	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	16,696	—	—	—	—	—	16,696
Foreign currency translation adjustment	—	—	—	—	(922)	—	—	249	(673)
Cash flow hedge (net of tax expense of $294)	—	—	—	—	880	—	—	—	880
Dividends on common stock ($0.45 per share)	—	—	—	(36,990)	—	—	—	—	(36,990)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(2,859)	(2,859)
Acquisition of incremental ownership of joint ventures	—	—	(14,659)	—	—	—	—	(4,468)	(19,127)
Net income	—	—	—	124,692	—	—	—	1,645	126,337
Balance - September 30, 2021	81,393	$8	$487,732	$1,367,252	$(29,206)	52,434	$(1,026,956)	$8,350	$807,180

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - June 30, 2020	83,035	$6	$466,384	$1,263,910	$(39,850)	50,138	$(935,366)	$12,036	$767,120
Share repurchases and net tax settlement of awards under stock plan	(5)	—	—	—	—	5	(118)	—	(118)
Stock-based compensation	—	—	5,732	—	—	—	—	—	5,732
Foreign currency translation adjustment	—	—	—	—	2,851	—	—	(221)	2,630
Cash flow hedge (net of tax benefit of $196)	—	—	—	—	(478)	—	—	—	(478)
Net loss	—	—	—	(6,951)	—	—	—	(195)	(7,146)
Balance - September 30, 2020	83,030	$6	$472,116	$1,256,959	$(37,477)	50,143	$(935,484)	$11,620	$767,740

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2019	83,520	$6	$454,217	$1,310,406	$(30,440)	49,234	$(905,688)	$12,723	$841,224
Share repurchases and net tax settlement of awards under stock plan	(909)	—	—	—	—	909	(29,796)	—	(29,796)
Exercise of stock options	52	—	960	—	—	—	—	—	960
Issuance of restricted stock, net of forfeitures	367	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	16,939	—	—	—	—	—	16,939
Foreign currency translation adjustment	—	—	—	—	(7,189)	—	—	(61)	(7,250)
Cash flow hedge (net of tax expense of $53)	—	—	—	—	152	—	—	—	152
Dividends on common stock ($0.15 per share)	—	—	—	(12,459)	—	—	—	—	(12,459)
Investment of noncontrolling interest	—	—	—	—	—	—	—	359	359
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	(298)	(298)
Net loss	—	—	—	(40,988)	—	—	—	(1,103)	(42,091)
Balance - September 30, 2020	83,030	$6	$472,116	$1,256,959	$(37,477)	50,143	$(935,484)	$11,620	$767,740

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income/(loss)	$126,337	$(42,091)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Stock-based compensation	16,696	16,939
Depreciation and amortization	11,611	13,235
Loss on disposal of fixed assets	449	473
Impairment of intangibles	—	42,528
Impairment of lease right-of-use asset and fixed assets	1,089	36,896
Deferred taxes	452	(17,509)
Accrued interest on note receivable - related party	(18)	(24)
Notes receivable - related party	307	308
Change in valuation of contingent considerations	7,834	(5,020)
Gain on sale of trademark	(8,000)	—
Recovery of receivables, related to the Payless ShoeSource bankruptcy	(919)	—
Changes, net of acquisitions, in:
Accounts receivable	(10,561)	4,640
Factor accounts receivable	(95,077)	(16,405)
Inventories	(99,778)	27,213
Prepaid expenses, income tax receivables, prepaid taxes, and other current assets	(2,638)	7,691
Accounts payable and accrued expenses	143,111	(54,156)
Accrued incentive compensation	8,961	(7,319)
Leases and other liabilities	(3,672)	(6,792)
Net cash provided by operating activities	96,184	607

Cash flows from investing activities:
Capital expenditures	(4,599)	(5,496)
Proceeds from sale of a trademark	8,000	—
Purchases of short-term investments	(43,376)	(41,223)
Maturity/sale of short-term investments	42,383	47,243
Net cash provided by investing activities	2,408	524

Cash flows from financing activities:
Proceeds from exercise of stock options	7,232	960
Investment of noncontrolling interest	—	359
Distribution of noncontrolling interest earnings	(2,859)	—
Acquisition of incremental ownership of joint ventures	(19,127)	—
Common stock purchased for treasury	(74,685)	(29,796)
Cash dividends paid on common stock	(36,990)	(12,459)
Advances from factor	—	176,784
Repayments of advances from factor	—	(176,784)
Net cash used in financing activities	(126,429)	(40,936)
Effect of exchange rate changes on cash and cash equivalents	(504)	(476)
Net decrease in cash and cash equivalents	(28,341)	(40,281)
Cash and cash equivalents – beginning of period	247,864	264,101
Cash and cash equivalents – end of period	$219,523	$223,820

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2021
($ in thousands except share and per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. Certain reclassifications were made to prior years' presentation to conform to the 2021 presentation. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2020 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 16, 2021.

Note B - COVID-19 and Restructuring Charges

In December 2019, COVID-19 emerged and spread worldwide. The World Health Organization declared COVID-19 a pandemic in March 2020, which resulted in federal, state and local governments and private entities mandating various restrictions, including the closure of non-essential businesses, travel restrictions, restrictions on public gatherings, stay-at-home orders and advisories and quarantining of people who may have been exposed to the virus. After closely monitoring and taking into consideration the guidance from federal, state and local governments, in March 2020, the Company temporarily closed all of its brick-and-mortar stores and its corporate offices in the U.S. and the vast majority of its brick-and-mortar stores and offices globally. On April 1, 2020, the Company temporarily furloughed a significant number of its employees. Employees with medical benefits continued to receive those benefits at no personal cost for a duration determined by the Company. As of September 30, 2020, most of the Company’s brick-and-mortar stores and corporate offices globally were reopened with limited capacity, most employees returned from furlough and a number of safety protocols and restrictions were implemented to ensure the safety of the Company's employees and customers. The COVID-19 pandemic has had and may continue to have a material impact on the Company's business, results of operations, financial position and cash flow. In response to the COVID-19 pandemic, the Company took precautionary measures to maintain adequate liquidity and financial flexibility by temporarily suspending share repurchases and the quarterly cash dividend (all of which were reinstated in the first quarter 2021); temporarily suspending salaries of the Company's founder and Creative and Design Chief, Steve Madden, the Company's Chairman and Chief Executive Officer, Edward Rosenfeld, and its Board of Directors (all of which were reinstated on October 1, 2020); temporarily reducing salaries by 30% for the Company's President, Chief Financial Officer, Chief Operating Officer and Chief Merchandising Officer (all of which were reinstated on August 1, 2020); reducing salaries for all other employees earning over $100 per year (all of which were reinstated on August 1, 2020); and significantly scaling back on non-essential operating expenses, capital expenditures and planned inventory purchases. The impact of the COVID-19 pandemic resulted in an unprecedented decline in the Company's revenue and earnings during 2020 and included charges from adjustments to the carrying amounts of certain trademarks, long-lived asset impairment charges and restructuring and other related charges. In 2021, despite the continued impact of the pandemic and supply chain disruption, the Company’s business saw improvements in its retail segment and improvements in sell in and sell-through performance in its wholesale businesses.

In 2020, as a result of the COVID-19 pandemic and after assessing the cost of the Company's operations, the Company implemented a restructuring plan that resulted in the reduction of a significant number of its corporate employees. In 2020, the Company in aggregate recorded a pre-tax charge of $7,181 related to restructuring and other related items, of which $490 was the remaining unpaid portion included in accrued expenses at December 31, 2020. During the three and nine months ended September 30, 2021, the Company recorded a pre-tax charge of $0 and $1,239, respectively, related to additional severance in connection with its restructuring plan and other related items. As of September 30, 2021, the remaining unpaid portion included in accrued expenses was $231.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2021
($ in thousands except share and per share data)
Note C – Reclassification

Certain reclassifications were made to prior years' amounts to conform to the 2021 presentation, primarily as it relates to the breakout of the impairment of fixed assets and lease right-of-use assets from operating expenses on the Condensed Consolidated Statements of Income/Loss and as it relates to segment reporting of corporate expenses and corporate assets. See Note R – Operating Segment Information, for more information.

Note D – Acquisitions

On April 14, 2021, the Company announced that it had completed the acquisition of the remaining 49.9% non-controlling interest in its European joint venture in the amount of $16,626. The European joint venture was formed in 2016 and distributes Steve Madden-branded footwear and accessories/apparel to most countries throughout Europe.

On June 28, 2021, the Company completed the acquisition of the remaining 49.9% non-controlling interest in its South African joint venture in the amount of $2,501. The South African joint venture was formed in 2014 and distributes Steve Madden-branded footwear and accessories/apparel throughout South Africa.

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

Significant areas involving management estimates include variable consideration included in revenue, allowances for bad debts, inventory valuation, valuation of intangible assets, impairment of long-lived assets, litigation reserves and contingent payment liabilities. The Company estimates variable consideration for future customer chargebacks and markdown allowances, discounts, returns and other miscellaneous compliance-related deductions that relate to the current-period sales. The Company evaluates anticipated chargebacks by reviewing several performance indicators of its major customers. These performance indicators, which include retailers’ inventory levels, sell-through rates and gross profit levels, are analyzed by management to estimate the amount of the anticipated customer allowance. While the full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated, the Company has made accounting estimates based on the facts and circumstances available as of the reporting date. Actual amounts could differ from these estimates, and such differences could be material.

Note F– Factoring Agreement

In conjunction with the Credit Agreement described in Note T – Credit Agreement, on July 22, 2020, the Company and certain of its subsidiaries (collectively, the “Madden Entities”) entered into an Amended and Restated Deferred Purchase Factoring Agreement (the “Factoring Agreement”) with Rosenthal & Rosenthal, Inc. ("Rosenthal"). Pursuant to the Factoring Agreement, Rosenthal serves as the collection agent with respect to certain receivables of the Madden Entities and is entitled to receive a base commission of 0.20% of the gross invoice amount of each receivable assigned for collection, plus certain additional fees and expenses, subject to certain minimum annual commissions. Rosenthal will generally assume the credit risk resulting from a customer’s financial inability to make payment of credit-approved receivables. The initial term of the Factoring Agreement is twelve months, subject to automatic renewal for additional twelve-month periods, and the Factoring Agreement may be terminated at any time by Rosenthal or the Madden Entities on 60 days' notice and upon the occurrence of certain other events. The Madden Entities pledged all of their rights under the Factoring Agreement to the Agent (see Note T) under the Credit Agreement to secure obligations arising under the Credit Agreement.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2021
($ in thousands except share and per share data)
Note G – Short-Term Investments

As of September 30, 2021 and December 31, 2020, short-term investments consisted of certificates of deposit. These securities are classified as current based upon their maturities. As of September 30, 2021 and December 31, 2020 short-term investments amounted to $40,390 and $39,302, respectively, and have maturities of one year or less.

Note H – Fair Value Measurement

The accounting guidance under Accounting Standards Codification 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), requires the Company to make disclosures about the fair value of certain of its assets and liabilities. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
•Level 3: Significant unobservable inputs.

The Company’s financial assets and liabilities subject to fair value measurements as of September 30, 2021 and December 31, 2020 are as follows:

		September 30, 2021
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Assets:
Forward contracts	268	—	268	—
Total assets	$268	$—	$268	$—
Liabilities:
Contingent consideration	$8,041	$—	$—	$8,041
Forward contracts	86	—	86	—
Total liabilities	$8,127	$—	$86	$8,041

		December 31, 2020
		Fair Value Measurements
	Fair value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$207	$—	$—	$207
Forward contracts	997	—	997	—
Total liabilities	$1,204	$—	$997	$207

Forward contracts are entered into to manage the risk associated with the volatility of future cash flows (see Note P – Derivative Instruments). Fair value of these instruments is based on observable market transactions of spot and forward rates.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2021
($ in thousands except share and per share data)
The Company's level 3 balance consists of contingent consideration related to acquisitions. The changes in the Company's level 3 liabilities for the periods ended September 30, 2021 and December 31, 2020 are as follows:

	Balance at January 1, 2021	Payments	Acquisitions	Adjustments (1)	Balance at September 30, 2021
Liabilities:
Contingent consideration (2)	$207	—	—	7,834	$8,041

	Balance at January 1, 2020	Payments	Acquisitions	Adjustments (3)	Balance at December 31, 2020
Liabilities:
Contingent consideration	$9,124	—	—	(8,917)	$207
(1) In 2021, amount consists of adjustments of $7,720 and $114 that were included as an expense in operating expenses, related to the change in valuation of the contingent consideration in connection with the acquisitions of B.B. Dakota, Inc. and GREATS Brand, Inc., respectively.
(2) Total contingent consideration liability of $8,041 is comprised of $3,660, classified as current and $4,381, classified as non-current on the Consolidated Balance Sheets.
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

At September 30, 2021, the liability for potential contingent consideration was $7,920 in connection with the August 12, 2019 acquisition of B.B. Dakota, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, between the Company and the sellers of B.B. Dakota, Inc., earn-out payments are based on EBITDA performance. The fair value of the contingent payments was estimated using the Black-Scholes-Merton option pricing method with a nonlinear payoff structure based on a set of financial metrics of B.B. Dakota, Inc. during the earn-out period, utilizing a discount rate of 11.0%.

At September 30, 2021, the liability for potential contingent consideration was $121 in connection with the August 9, 2019 acquisition of GREATS Brand, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, between the Company and the sellers of GREATS Brand, Inc., earn-out payments are based on EBITA performance. The fair value of the contingent payments was estimated using a risk neutral simulation method to model the probability of different financial results of GREATS Brand, Inc. during the earn-out period, utilizing a discount rate of 10.0%.

The fair value of trademarks is measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discount rates and implied royalty rates (See Note O).

The fair values of lease right-of-use assets and fixed assets related to Company-owned retail stores were determined using Level 3 inputs, including estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions (See Note J).

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
September 30, 2021
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

Some of the Company’s retail store leases provide for variable lease payments based on future sales volumes at the leased location, which are not measurable at the inception of the lease and are therefore not included in the measurement of the right-of-use assets and lease liabilities. Under Accounting Standards Codification 842, "Leases," these variable lease costs are expensed as incurred.

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

The Company made payments for COVID-19 lease amendments during the nine months ended September 30, 2021, which are included in variable lease costs.

Lease Position
The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020:

	Classification on the Balance Sheet	September 30, 2021	December 31, 2020
Assets
Noncurrent (1)(2)	Operating lease right-of-use asset	$90,832	$101,379

Liabilities
Current	Operating leases – current portion	$32,063	$34,257
Noncurrent	Operating leases – long-term portion	85,358	98,592
Total operating lease liabilities		$117,421	$132,849

Weighted-average remaining lease term		4.7 years	5.0 years
Weighted-average discount rate		4.2%	4.3%
(1) During the three and nine months ended September 30, 2021, the Company recorded a pre-tax impairment charge related to its right-of-use assets of $0 and $680, respectively, recorded in the Retail and the Wholesale Accessories/Apparel Segments.
(2) During the year ended December 31, 2020, the Company recorded a pre-tax impairment charge related to its lease right-of-use assets of $22,183 in the Retail Segment..

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2021
($ in thousands except share and per share data)
Lease Costs
The table below presents certain information related to lease costs during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$9,118	$8,534	$28,384	$28,950
Variable lease cost (1)(2)	1,937	8,448	14,818	8,448
Short-term lease cost	—	94	—	213
Less: sublease income	80	80	241	482
Total lease cost	$10,975	$16,996	$42,961	$37,129
(1) For the three and nine months ended September 30, 2021, the Company incurred expenses related to the COVID-19 lease amendments of $0 and $9,505, respectively, which were included in variable lease cost.
(2) For the three and nine months ended September 30, 2020, the Company incurred expenses related to the COVID-19 lease amendments of $8,248 which was included in variable lease costs.

Other Information
The table below presents supplemental cash flow information related to leases as of the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$32,126	$41,663

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Noncash transactions
Right-of-use asset obtained in exchange for new operating lease liabilities	$2,388	$8,373	$12,992	$9,968
Right-of-use asset amortization expense	$8,493	$15,108	$24,256	$34,204
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of September 30, 2021:

2021 (remaining three months)	$9,997
2022	33,978
2023	26,006
2024	19,916
2025	16,123
Thereafter	23,449
Total minimum lease payments	129,469
Less: interest	12,048
Present value of lease liabilities	$117,421

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2021
($ in thousands except share and per share data)
Note J – Impairment of Other Long-Lived Assets

Property and equipment and lease-related right-of-use assets, along with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. In 2020, due to the impacts of the COVID-19 pandemic on the Company’s operations and declines in the retail real estate market, the Company identified indicators of impairment for long-lived assets. For such assets, the Company performed a recoverability test, comparing estimated undiscounted cash flows to the carrying value of the related long-lived assets. When the carrying value was more than the estimated undiscounted cash flows, the Company wrote the assets down to their fair value. Fair value of the long-lived assets was estimated using an income approach based on management’s forecast of future cash flows derived from continued retail operations. The fair value of individual operating lease assets was determined using estimated market rental rates. Significant estimates are used in determining future cash flows of each store over its remaining lease term, including the Company's expectations of future projected cash flows which include revenues, operating expenses, and market conditions. An impairment loss is recorded if the carrying amount of the long-lived asset group exceeds its fair value. The Company recorded total impairment charges of $0 and $1,089, respectively, for the three and nine months ended September 30, 2021 for impairment of its fixed assets and right-of-use assets in its Wholesale Accessories/Apparel and Retail segments. For the three and nine months ended September 30, 2020, the Company recorded total impairment charges of $6,897 and $36,896, respectively, for impairment of its fixed assets and right-of-use assets in its Retail segment. These charges were recorded in impairment of fixed assets and lease right of use assets in the Company’s Condensed Consolidated Statements of Income/(Loss).
Note K – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions, the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On April 24, 2019, the Board of Directors approved the expansion of the Company's Share Repurchase Program for up to $200,000 in repurchases of the Company's common stock, which included the amount remaining under the prior authorization. On November 2, 2021, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $200,000, bringing the total authorization to $250,000 which included the amount remaining under the prior authorization. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases, net settlements of employee stock awards or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the nine months ended September 30, 2021, an aggregate of 1,497,609 shares of the Company's common stock, excluding net settlements of employee stock awards, were repurchased under the Share Repurchase Program, at a weighted average price per share of $41.45, for an aggregate purchase price of approximately $62,081. As of September 30, 2021, approximately $49,509 remained available for future repurchases under the Share Repurchase Program.

The Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (as further amended, the "2006 Plan"), which expired on April 6, 2019, and the Steven Madden, Ltd. 2019 Incentive Compensation Plan (the "2019 Plan") both provide the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding and/or option cost obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation and/or option cost. During the nine months ended September 30, 2021, an aggregate of 305,735 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements and option costs, at an average price per share of $41.23, for an aggregate purchase price of approximately $12,604.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2021
($ in thousands except share and per share data)
Note L – Net Income/(Loss) Per Share of Common Stock

Basic net income/(loss) per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 3,608,000 shares for the period ended September 30, 2021, compared to 4,468,000 shares for the period ended September 30, 2020. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the assumed proceeds, which are deemed to be the proceeds from the exercise plus compensation cost not yet recognized attributable to future services using the treasury method, were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive. For the three and nine months ended September 30, 2021, options to purchase approximately 17,000 and 2,000 shares of common stock, respectively, have been excluded from the calculation of diluted net income per share as compared to approximately 0 and 100,000 shares that were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2020, as the result would have been anti-dilutive. For the three and nine months ended September 30, 2021, approximately 2,000 and 7,000 restricted shares, respectively, were excluded from the calculation of diluted net income per share as compared to approximately 2,480,000 and 2,493,000 shares that were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2020, as the result would have been anti-dilutive. Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income (loss) per common share for that period. The Company had contingently issuable performance awards outstanding that did not meet the performance conditions as of September 30, 2021 and 2020 and, therefore, were excluded from the calculation of diluted net income/(loss) per common share for the three and nine months ended September 30, 2021 and 2020. The maximum number of potentially dilutive shares that could be issued upon vesting for these performance awards was approximately 17,000 and 300,000 as of September 30, 2021 and 2020, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities.

Note M – Income Taxes

The Company’s provision for income taxes for the three and nine months ended September 30, 2021 and 2020 is based on the estimated annual effective tax rate, plus or minus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income/(loss) before provision (benefit) for income taxes	$88,216	$(2,910)	$163,164	$(51,457)
Income tax expense/(benefit)	$21,551	$4,236	$36,827	$(9,366)
Effective tax rate	24.4%	(145.6%)	22.6%	18.2%

The difference between the Company’s effective tax rates for the three and nine months ended September 30, 2021 and 2020 is primarily due to the expected jurisdictional mix of profit and losses from each period, and decrease in Global Intangible Low Taxed Income in 2021.

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
September 30, 2021
($ in thousands except share and per share data)
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

Note N – Equity-Based Compensation

The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

Common stock authorized	11,000,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(3,269,478)
Common stock available for grant of stock-based awards as of September 30, 2021	7,730,522

In addition, vested and unvested options to purchase 1,846,567 shares of common stock and 2,951,891 shares of unvested restricted stock awarded under the 2006 Plan were outstanding as of September 30, 2021.

Total equity-based compensation for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted stock	$4,596	$4,647	$13,541	$14,138
Stock options	1,081	1,085	3,155	2,801
Total	$5,677	$5,732	$16,696	$16,939

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income/(Loss).

On August 2, 2021, pursuant to his employment agreement with the Company, Steve Madden, the Company's founder and Creative and Design Chief, was granted an option to purchase 225,000 shares of the Company's common stock at an exercise price of $43.83 per share, which option vests in four equal installments commencing on September 30, 2021 and ending on June 30, 2022. As of September 30, 2021, Mr. Madden had 1,856,250 vested options and 168,750 unvested options to purchase shares of the Company's common stock and 2,560,543 unvested restricted shares of the Company's common stock.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Proceeds from stock options exercised	$409	$—	$7,232	$960
Intrinsic value of stock options exercised	$265	$—	$6,077	$758

During the three and nine months ended September 30, 2021, options to purchase 63,980 shares vested with a weighted average exercise price of $41.50 and options to purchase 485,516 shares vested with a weighted average exercise price of $27.73 vested, respectively. During the three and nine months ended September 30, 2020, options to purchase 65,390 shares of common stock with a weighted average exercise price of $24.86 and options to purchase approximately 575,552 shares with a

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2021
($ in thousands except share and per share data)
weighted average exercise price of $26.83 vested, respectively. As of September 30, 2021, there were unvested options relating to 514,800 shares of common stock outstanding with a total of $3,453 of unrecognized compensation cost and an average vesting period of 1.2 years.

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Volatility	40.3% to 49.6%	33.9% to 50.0%
Risk free interest rate	0.1% to 0.6%	0.2% to 1.6%
Expected life in years	2.0 to 4.0	3.0 to 5.0
Dividend yield	1.6%	1.3%
Weighted average fair value	$11.75	$10.16
Activity relating to stock options granted under the Company’s plans during the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	2,674,000	$26.80
Granted	254,000	43.16
Exercised	(311,000)	23.29
Outstanding at September 30, 2021	2,617,000	$28.80	3.0 years	$—
Exercisable at September 30, 2021	2,103,000	$27.61	2.8 years	$—
Restricted Stock

The following table summarizes restricted stock activity during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1,	3,651,000	$20.81	4,427,000	$19.84
Granted	316,000	38.95	478,000	31.78
Vested	(312,000)	28.00	(326,000)	27.90
Forfeited	(47,000)	34.93	(111,000)	37.19
Outstanding at September 30,	3,608,000	$21.61	4,468,000	$20.10

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2021
($ in thousands except share and per share data)
As of September 30, 2021, the Company had $47,527 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average period of 3.8 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

Note O – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by reporting unit as of September 30, 2021:

	Wholesale			Net Carrying Amount
	Footwear	Accessories/ Apparel	Retail
Balance at January 1, 2021	$91,097	$62,688	$14,480	$168,265
Translation	(191)	—	(117)	(308)
Balance at September 30, 2021	$90,906	$62,688	$14,363	$167,957

The following table details identifiable intangible assets as of September 30, 2021:

	Estimated Lives	Cost Basis	Accumulated Amortization	Currency Translation	Net Carrying Amount
Trade names	1–10 years	$9,025	$(8,962)	$—	$63
Customer relationships	10–20 years	38,680	(22,690)	(1,526)	14,464
		47,705	(31,652)	(1,526)	14,527
Re-acquired right	indefinite	35,200	—	(7,733)	27,467
Trademarks	indefinite	70,953	—	193	71,146
		$153,858	$(31,652)	$(9,066)	$113,140
The Company evaluates its goodwill and indefinite-lived intangible assets for indicators of impairment at least annually in the third quarter of each year or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. A qualitative assessment of goodwill and certain indefinite-lived intangible assets was performed as of July 1, 2021. In conducting the qualitative impairment assessment for goodwill and indefinite-lived intangibles, the Company concluded that it is more likely than not that the fair values of its goodwill exceeded the carrying values of their respective reporting units and the fair values of its indefinite-lived intangibles exceeded their respective carrying values. Therefore, no impairment charges were recorded for goodwill and intangibles.

As a result of the COVID-19 pandemic and decline in the macroeconomic environment, the Company performed an interim impairment analysis as of March 31, 2020 that resulted in $9,518 of impairment charges, which is comprised of impairment charges of $8,615, $456 and $447 related to the Company's Cejon, GREATS and Jocelyn trademarks, respectively. An additional interim impairment analysis was conducted in the third quarter of 2020 that resulted in an impairment charge of $33,010, which is comprised of impairment charges of $18,410 and $14,600 related to the Company's Cejon and Report trademarks, respectively. These charges were recorded in impairment of intangibles in the Company’s Condensed Consolidated Statements of Income/(Loss).

During the nine months ended September 30, 2021 the Company sold one of its internally developed trademarks for $8,000. The gain from the sale of the trademark was recorded in operating expenses in the Company's Condensed Statements of Income/Loss.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2021
($ in thousands except share and per share data)
The amortization of intangible assets amounted to $554 and $2,187 for the three and nine months ended September 30, 2021 compared to $908 and for $2,694 the three and nine months ended September 30, 2020 and is included in operating expenses in the Company's Condensed Consolidated Statements of Income/(Loss). The estimated future amortization expense for intangibles as of September 30, 2021 is as follows:

2021 (remaining three months)	$487
2022	1,718
2023	1,718
2024	1,718
2025	1,718
Thereafter	7,168
Total	$14,527

Note P – Derivative Instruments
The Company uses derivative instruments, specifically forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of September 30, 2021, the Company's entire net forward contracts hedging portfolio consisted of a notional amount of $26,648, with the fair value included on the Consolidated Balance Sheets in other current assets of $268 and other current liabilities of $86. For the three and nine months ended September 30, 2021, the Company's hedging activities were considered effective, and, thus, no ineffectiveness from hedging activities was recognized in the Consolidated Statements of Income/(Loss) during the nine months of 2021. The following table presents the pre-tax amounts from derivative instruments affecting income and other comprehensive income/loss ("OCI") for the periods ended September 30, 2021 and 2020, respectively:

		Three Months Ended September 30,		Nine Months Ended September 30,
Forward Contracts:	Location of Gain or Loss Recognized in Net Income on Derivative	Gain/(Loss) Recognized in Accumulated OCI	Loss Reclassified into Income From Accumulated OCI	Gain Recognized in Accumulated OCI	Loss Reclassified into Income From Accumulated OCI
2021	Cost of Sales (exclusive of depreciation and amortization)	$274	$(53)	$880	$(765)
2020	Cost of Sales (exclusive of depreciation and amortization)	(478)	(147)	152	(59)

Note Q – Commitments, Contingencies and Other
Future Minimum Royalty and Advertising Payments:

The Company has minimum commitments related to the Company’s license agreements. The Company sources, distributes, advertises and sells certain of its products pursuant to its license agreements with unaffiliated licensors. Royalty amounts under the license agreements are generally based on a stipulated percentage of sales, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms and some have additional renewal options, provided that minimum sales levels and certain other conditions are achieved. As of September 30, 2021, the Company had future minimum royalty and advertising payments of $16,000.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2021
($ in thousands except share and per share data)
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
Note R – Operating Segment Information

The Company operates the following operating segments, which are presented as reportable segments: Wholesale Footwear, Wholesale Accessories/Apparel, Retail, First Cost and Licensing. The Wholesale Footwear segment, through sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores, derives revenue, both domestically and internationally, from sales of branded and private label women’s, men’s, girls’ and children’s footwear. The Wholesale Accessories/Apparel segment, which includes branded and private label handbags, apparel, belts and small leather goods as well as cold weather and selected other fashion accessories, derives revenue, both domestically and internationally, from sales to department stores, mid-tier retailers, mass market merchants, online retailers and specialty stores. The Company's Wholesale Footwear and Wholesale Accessories/Apparel segments derive revenue from certain countries in Asia, Europe, North America, and Africa and, under special distribution arrangements, in Australia, the Middle East, South and Central America, New Zealand, and Southeast Asia and pursuant to a partnership agreement in Singapore. The Retail segment, through the operation of Company-owned retail stores in the United States, Canada, Mexico, Europe and South Africa, the Company's joint ventures in China, Taiwan and Israel and its websites, derives revenue from sales of branded women’s, men’s and children’s footwear, accessories, apparel and licensed products to consumers. The First Cost segment represents activities of a subsidiary that earns commissions and design fees for serving as a buying agent of footwear products to mass-merchants, mid-tier department stores and other retailers with respect to their purchase of footwear. In the Licensing segment, the Company generates revenue by licensing its Steve Madden®, Steven by Steve Madden®, and Madden Girl® trademarks and other trademark rights for use in connection with the manufacture, marketing and sale of eyewear, outerwear, hosiery, jewelry, watches, hair accessories, umbrellas, bedding, luggage, swimwear and men's accessories. In addition, this segment licenses the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children's apparel, hosiery, sleepwear, jewelry, watches, bedding, luggage, umbrellas, eyewear, scrubs, fragrance, slippers, and household goods.

As of 2021, the Company displayed unallocated corporate expenses separately for all periods presented. Corporate does not constitute as a reportable segment and includes costs not directly attributable to the segments that are primarily related to costs associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security and other shared costs.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2021
($ in thousands except share and per share data)

As of and for the three months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Retail	First Cost	Licensing	Corporate (1)	Consolidated
September 30, 2021
Total revenue	$304,203	$97,811	$402,014	$123,054	$991	$2,683	$—	$528,742
Gross profit	108,019	27,184	135,203	81,121	991	2,683	—	219,998
Income/(loss) from operations	$70,515	$13,310	$83,825	$22,539	$695	$1,991	$(20,632)	$88,418
Segment assets	$341,853	$494,992	$836,845	$271,125	$69,517	$82,056	$40,517	$1,300,060
Capital expenditures	$171	$58	$229	$458	$3	$—	$1,126	$1,816
September 30, 2020
Total revenue	$213,327	$70,516	$283,843	$58,987	$1,479	$2,558	$—	$346,867
Gross profit	73,140	25,065	98,205	37,635	1,479	2,558	—	139,877
Income/(loss) from operations	$31,707	$(4,658)	$27,049	$(17,292)	$882	$1,948	$(15,585)	$(2,998)
Segment assets	$284,327	$423,146	$707,473	$223,428	$65,452	$69,725	$38,332	$1,104,410
Capital expenditures	$366	$26	$392	$425	$—	$—	$359	$1,176

As of and for the nine months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Retail	First Cost	Licensing	Corporate (1)	Consolidated
September 30, 2021
Total revenue	$719,094	$236,444	$955,538	$323,227	$1,909	$6,987	$—	$1,287,661
Gross profit	247,139	62,351	309,490	210,771	1,909	6,987	—	$529,157
Income/(loss) from operations	$159,049	$15,468	$174,517	$43,632	$1,577	$5,826	$(61,372)	$164,180
Segment assets	$341,853	$494,992	$836,845	$271,125	$69,517	$82,056	$40,517	$1,300,060
Capital expenditures	$634	$784	$1,418	$739	$3	$—	$2,439	$4,599
September 30, 2020
Total revenue	$526,362	$160,206	$686,568	$153,309	$2,981	$5,989	$—	$848,847
Gross profit	174,668	48,383	223,051	97,208	2,981	5,989	—	$329,229
Income/(loss) from operations	$71,534	$(12,465)	$59,069	$(66,944)	$1,251	$3,416	$(49,740)	$(52,948)
Segment assets	$284,327	$423,146	$707,473	$223,428	$65,452	$69,725	$38,332	$1,104,410
Capital expenditures	$819	$105	$924	$1,391	$—	$—	$3,181	$5,496
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

Revenues by geographic area are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Domestic (1)	$460,246	$297,641	$1,128,992	$741,708
International	68,496	49,226	158,669	107,139
Total	$528,742	$346,867	$1,287,661	$848,847
(1) Includes revenues of $86,906 and $225,357, respectively, for the three and nine months end September 30, 2021 and $63,604 and $180,994, respectively, for the comparable period in 2020 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by the Company's international entities.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2021
($ in thousands except share and per share data)
Note S – Recent Accounting Pronouncements

Not Yet Adopted

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (“ASU No. 2020-04”), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable the Company's borrowing instruments that use LIBOR as a reference rate, and is effective immediately, but is only available through December 31, 2022. The Company is currently evaluating the impact of ASU 2020-04; however, at the current time, the Company does not expect that the adoption of this ASU will have a material impact on its condensed consolidated financial statements.

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
September 30, 2021
($ in thousands except share and per share data)
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

As of September 30, 2021, the Company had no cash borrowings and $1,400 letters of credit outstanding under the Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2021 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
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

Executive Summary

The impact of COVID-19 pandemic resulted in an unprecedented decline in our revenue and earnings during 2020 and included charges from adjustments to the carrying amount of certain trademarks, long-lived asset impairment charges and restructuring and other related charges. In 2021, despite the continued impact of the pandemic and supply chain disruption, our business saw improvements in our retail segment and improvements in sell in and sell-through performance in our wholesale businesses.

Total revenue for the quarter ended September 30, 2021 increased 52.4% to $528,742 compared to $346,867 in the same period of last year. Net income attributable to Steven Madden, Ltd. was $66,643 in the third quarter of 2021 compared to net loss of ($6,951) in the same period of last year. The effective tax rate for the third quarter of 2021 increased to 24.4% compared to (145.6)% in the third quarter of last year. Net income was $0.82 per share on 81,307 diluted weighted average shares outstanding in the third quarter of 2021 compared to a loss of ($0.09) per share on 78,560 diluted weighted average shares outstanding in the third quarter of last year.

Our inventory turnover, calculated on a trailing twelve-month average, for the quarters ended September 30, 2021 and 2020 was 7.3 times and 6.9 times, respectively. The improvement in inventory turnover is due to the continued recovery from the COVID pandemic partially offset by increased lead times as a result of the supply chain disruptions and higher penetration from our Retail segment. Our total Company accounts receivable days outstanding increased to 62 days in the third quarter of 2021 compared to 58 days in the third quarter of 2020 primarily due to the mix of accounts. As of September 30, 2021, we had $259,913 in cash, cash equivalents and short-term investments, no debt and total stockholders’ equity of $807,180. Working capital was $492,527 as of September 30, 2021, compared to $429,762 on September 30, 2020.

The following tables set forth information on operations for the periods indicated:

Selected Financial Information
($ in thousands)

	Three Months Ended September 30,
	2021		2020
CONSOLIDATED:
Net sales	$525,067	99.3%	$342,830	98.8%
Commission and licensing income	3,675	0.7%	4,037	1.2%
Total revenue	528,742	100.0%	346,867	100.0%
Cost of sales (exclusive of depreciation and amortization)	308,744	58.4%	206,990	59.7%
Gross profit	219,998	41.6%	139,877	40.3%
Operating expenses	131,580	24.9%	102,968	29.7%
Impairment of fixed assets and lease right-of-use assets	—	—%	6,897	2.0%
Impairment of intangibles	—	—%	33,010	9.5%
Income/(loss) from operations	88,418	16.7%	(2,998)	(0.9%)
Interest and other (expense)/ income – net	(202)	—%	88	—%
Income/(loss) before provision (benefit) for income taxes	$88,216	16.7%	$(2,910)	(0.8%)
Net income/(loss) attributable to Steven Madden, Ltd.	$66,643	12.6%	$(6,951)	(2.0%)

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total Revenue	$304,203	100.0%	$213,327	100.0%
Cost of sales (exclusive of depreciation and amortization)	196,184	64.5%	140,187	65.7%
Gross profit	108,019	35.5%	73,140	34.3%
Operating expenses	37,504	12.3%	26,833	12.6%
Impairment of intangibles	—	—%	14,600	6.8%
Income from operations	$70,515	23.2%	$31,707	14.9%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total Revenue	$97,811	100.0%	$70,516	100.0%
Cost of sales (exclusive of depreciation and amortization)	70,627	72.2%	45,451	64.5%
Gross profit	27,184	27.8%	25,065	35.5%
Operating expenses	13,874	14.2%	11,313	16.0%
Impairment of intangibles	—	—%	18,410	26.1%
Income/(loss) from operations	$13,310	13.6%	$(4,658)	(6.6%)

RETAIL SEGMENT:
Total Revenue	$123,054	100.0%	$58,987	100.0%
Cost of sales (exclusive of depreciation and amortization)	41,933	34.1%	21,352	36.2%
Gross profit	81,121	65.9%	37,635	63.8%
Operating expenses	58,582	47.6%	48,030	81.4%
Impairment of fixed assets and lease right-of-use assets	—	—%	6,897	11.7%
Income/(loss) from operations	$22,539	18.3%	$(17,292)	(29.3%)
Number of stores	216		220

FIRST COST SEGMENT:
Commission income	$991	100.0%	$1,479	100.0%
Gross profit	991	100.0%	1,479	100.0%
Operating expenses	296	29.9%	597	40.4%
Income from operations	$695	70.1%	$882	59.6%

LICENSING SEGMENT:
Licensing income	$2,683	100.0%	$2,558	100.0%
Gross profit	2,683	100.0%	2,558	100.0%
Operating expenses	692	25.8%	610	23.8%
Income from operations	$1,991	74.2%	$1,948	76.2%

Corporate:
Operating expenses	$(20,632)	—%	$(15,585)	—%
Loss from operations	$(20,632)	—%	$(15,585)	—%

RESULTS OF OPERATIONS
($ in thousands)

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Consolidated:

Total revenue for the three months ended September 30, 2021 increased 52.4% to $528,742 compared to $346,867 in the same period of last year, with increases in the Retail, Wholesale Footwear and Wholesale Accessories/Apparel segments. Gross profit was $219,998, or 41.6% of total revenue, as compared to $139,877, or 40.3% of total revenue, in the prior-year period. The increase in gross profit as a percentage of total revenue was due to a shift in the mix of our business to the higher margin retail segment. The increase was partially offset by certain headwinds in connection with inbound freight costs and the non-renewal of the Generalized System of Preferences ("GSP") which impacted imports from Cambodia in our handbag business. Operating expenses in the third quarter of 2021 were $131,580, or 24.9% of total revenue, as compared to $102,968, or 29.7% of total revenue, in the third quarter of the prior year. The decrease in operating expenses as a percentage of total revenue was primarily attributable to greater leverage from higher revenue. For the three months ended September 30, 2020 impairment charges of $39,907 related to intangibles, fixed assets and lease right-of-use assets were recorded. Income from operations for the three months ended September 30, 2021 increased to $88,418, or 16.7% of total revenue, as compared to a loss from operations of ($2,998), or (0.9%) of total revenue, in the prior-year period. The effective tax rate in the third quarter of 2021 was 24.4% compared to (145.6%) in the third quarter of last year. The difference in effective tax rate was primarily due to the expected jurisdictional mix of profit and losses from each period and a lower Global Intangible Low Taxed Income ("GILTI") in 2021. Net income attributable to Steven Madden, Ltd. for the third quarter of 2021 was $66,643 compared to net loss attributable to Steven Madden, Ltd. of ($6,951) in the third quarter of 2020.

Wholesale Footwear Segment:

Revenue from the Wholesale Footwear segment in the third quarter of 2021 accounted for $304,203, or 57.5% of total revenue, as compared to $213,327, or 61.5% of total revenue, in the third quarter of 2020. The 42.6% increase in revenue in the current period is the result of the impact of the COVID-19 pandemic in the prior year. Gross profit was $108,019, or 35.5% of Wholesale Footwear revenue, in the third quarter of 2021 as compared to $73,140, or 34.3% of Wholesale Footwear revenue, in the third quarter of 2020. Operating expenses in the third quarter of 2021 were $37,504, or 12.3% of Wholesale Footwear revenue, as compared to $26,833, or 12.6% of Wholesale Footwear revenue, in the third quarter of the prior year. The decrease in operating expenses as a percentage of Wholesale Footwear revenue was primarily attributable to greater leverage from higher revenue. For the three months ended September 30, 2020 an impairment charge of $14,600 related to intangibles was recorded. Income from operations increased to $70,515, or 23.2% of Wholesale Footwear revenue, in the third quarter of 2021 as compared to $31,707, or 14.9% of Wholesale Footwear revenue in the third quarter of the prior year.

Wholesale Accessories/Apparel Segment:

Revenue from the Wholesale Accessories/Apparel segment in the third quarter of 2021 accounted for $97,811, or 18.5% of total revenue, as compared to $70,516, or 20.3% of total revenue, in the third quarter of 2020. The 38.7% increase in revenue in the current period is the result of the impact of the COVID-19 pandemic in the prior year. Gross profit was $27,184, or 27.8% of Wholesale Accessories/Apparel revenue, in the third quarter of 2021 as compared to $25,065, or 35.5% of Wholesale Accessories/Apparel revenue, in the third quarter of the prior year. The decrease of gross profit as a percentage of revenue was primarily due to the non-renewal of the GSP, which impacted imports from Cambodia in our handbag business. Operating expenses in the third quarter of 2021 were $13,874, or 14.2% of Wholesale Accessories/Apparel revenue, as compared to $11,313, or 16.0% of Wholesale Accessories/Apparel revenue, in the same period of last year. The decrease in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to greater leverage from higher revenue. For the three months ended September 30, 2020 an impairment charge of $18,410 related to intangibles was recorded. Income from operations for the Wholesale Accessories/Apparel segment in the third quarter of 2021 was $13,310, or 13.6% of Wholesale Accessories/Apparel revenue, as compared to a loss from operations of ($4,658), or (6.6%) of Wholesale Accessories/Apparel revenue in the third quarter of the prior year.

Retail Segment:

In the third quarter of 2021, revenue from the Retail segment accounted for $123,054, or 23.3% of total revenue, as compared to $58,987, or 17.0% of total revenue, in the third quarter of 2020. The 108.6% increase in revenue was driven by strong performance in both our e-commerce business and our brick-and-mortar stores, as well as the impact of the COVID-19 pandemic in the prior year. We closed one full-price store and opened one full-price store during the three months ended September 30, 2021 and ended the quarter with 216 retail stores compared to 220 stores as of September 30, 2020. The store count includes 143 Steve Madden® full-price stores, 66 Steve Madden® outlet stores, one Superga® store and six e-commerce websites. In addition, we operated 17 concessions in international markets. As a result of the COVID-19 related closures of certain brick-and-mortar stores for part of the quarter in 2020, we did not report comparable store sales for the quarter. Gross profit in the third quarter of 2021 was $81,121, or 65.9% of Retail revenue, compared to $37,635, or 63.8% of Retail revenue, in the third quarter of 2020. The increase in gross profit as a percentage of Retail revenue was primarily due to lower promotional activity. Operating expenses in the third quarter of 2021 were $58,582, or 47.6% of Retail revenue, as compared to $48,030, or 81.4% of Retail revenue, in the third quarter of 2020. The decrease in operating expenses as a percentage of Retail revenue was primarily from greater leverage from higher revenue. In the three months ended September 30, 2020 an impairment charge of $6,897, related to fixed assets and lease right-of-use assets was recorded. In the third quarter of 2021, income from operations for the Retail segment was $22,539, or 18.3% of Retail revenue, as compared to a loss from operations of ($17,292), or (29.3%) in the same period last year.

First Cost Segment:

Commission income generated by the First Cost segment accounted for $991, or 0.2% of total revenue, in the third quarter of 2021 compared to $1,479, or 0.4% of total revenue, in the third quarter of 2020. Operating expenses were $296 in the current period compared to $597 in the same period last year. Income from operations was $695 in the third quarter of 2021 as compared to $882 in the same period last year.

Licensing Segment:

Royalty income generated by the Licensing segment accounted for $2,683, or 0.5% of total revenue, in the third quarter of 2021 compared to $2,558, or 0.7% of total revenue, in the third quarter of 2020. Operating expenses were $692 in the current period compared to $610 in the same period of last year. Income from the Licensing segment was $1,991 as compared to $1,948 in the same period last year.

Corporate:

Corporate does not constitute as a reportable segment and includes costs in operating expenses not directly attributable to the reportable segments. Corporate is primarily related to costs associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security and other shared costs. Corporate operating expenses increased 32.4% to $20,632 in the third quarter of 2021 as compared to $15,585 in the third quarter of 2020, due to the impact of the COVID-19 pandemic in the prior year.

Selected Financial Information
($ in thousands)

	Nine Months Ended September 30,
	2021		2020
CONSOLIDATED:
Net sales	$1,278,765	99.3%	$839,877	98.9%
Commission and licensing income	8,896	0.7%	8,970	1.1%
Total revenue	1,287,661	100.0%	848,847	100.0%
Cost of sales (exclusive of depreciation and amortization)	758,504	58.9%	519,618	61.2%
Gross profit	529,157	41.1%	329,229	38.8%
Operating expenses	363,888	28.3%	302,753	35.7%
Impairment of fixed assets and lease right-of-use assets	1,089	0.1%	36,896	4.3%
Impairment of intangibles	—	—%	42,528	5.0%
Income/(loss) from operations	164,180	12.8%	(52,948)	(6.2%)
Interest and (expense)/other income – net	(1,016)	(0.1)%	1,491	0.2%
Income/(loss) before provision (benefit) for income taxes	$163,164	12.7%	$(51,457)	(6.1%)
Net income/(loss) attributable to Steven Madden, Ltd.	$124,692	9.7%	$(40,988)	(4.8%)

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total revenue	$719,094	100.0%	$526,362	100.0%
Cost of sales (exclusive of depreciation and amortization)	471,955	65.6%	351,694	66.8%
Gross profit	247,139	34.4%	174,668	33.2%
Operating expenses	88,090	12.3%	88,534	16.8%
Impairment of intangibles	—	—%	14,600	2.8%
Income from operations	$159,049	22.1%	$71,534	13.6%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total revenue	$236,444	100.0%	$160,206	100.0%
Cost of sales (exclusive of depreciation and amortization)	174,093	73.6%	111,823	69.8%
Gross profit	62,351	26.4%	48,383	30.2%
Operating expenses	46,406	19.6%	33,376	20.8%
Impairment of fixed assets and lease right-of-use assets	477	0.2%	—	—%
Impairment of intangibles	—	—%	27,472	17.1%
Income/(loss) from operations	$15,468	6.5%	$(12,465)	(7.8%)

RETAIL SEGMENT:
Total revenue	$323,227	100.0%	$153,309	100.0%
Cost of sales (exclusive of depreciation and amortization)	112,456	34.8%	56,101	36.6%
Gross profit	210,771	65.2%	97,208	63.4%
Operating expenses	166,527	51.5%	126,800	82.7%
Impairment of store fixed assets and lease right-of-use assets	612	0.2%	36,896	24.1%
Impairment of intangibles	—	—%	456	0.3%
Income/(loss) from operations	$43,632	13.5%	$(66,944)	(43.7%)
Number of stores	216		220

FIRST COST SEGMENT:
Commission income	$1,909	100.0%	$2,981	100.0%
Gross profit	1,909	100.0%	2,981	100.0%
Operating expenses	332	17.4%	1,730	58.0%
Income from operations	$1,577	82.6%	$1,251	42.0%

LICENSING SEGMENT:
Licensing income	$6,987	100.0%	$5,989	100.0%
Gross profit	6,987	100.0%	5,989	100.0%
Operating expenses	1,161	16.6%	2,573	43.0%
Income from operations	$5,826	83.4%	$3,416	57.0%

Corporate:
Operating expenses	$(61,372)	—%	$(49,740)	—%
Loss from operations	$(61,372)	—%	$(49,740)	—%

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Consolidated:

Total revenue in the nine months ended September 30, 2021 increased 51.7% to $1,287,661 compared to $848,847 in the same period of last year, with increases in the Retail, Wholesale footwear and Wholesale Accessories/Apparel segments. Gross profit was $529,157, or 41.1% of total revenue, as compared to $329,229, or 38.8% of total revenue, in the prior-year period. The increase in gross profit as a percentage of total revenue was due to a shift in the mix of our business due to the higher margin retail segment. The increase was partially offset by some headwinds in connection with inbound freight costs and the non-renewal of the GSP, which impacted imports from Cambodia in our handbag business. Operating expenses in the nine months of 2021 were $363,888, or 28.3% of total revenue, as compared to 302,753, or 35.7% of total revenue, in the nine months of the prior year. The decrease in operating expenses as a percentage of total revenue was primarily attributable to greater leverage on higher revenue, gain on sale of a trademark for $8,000, and our expense control initiatives, partially offset by early lease termination and modification charges, and change in valuation of our contingent considerations. In the nine months ended September 30, 2021 and 2020 impairment charges of $1,089 and $36,896, respectively, related to fixed assets and lease right-of-use assets were recorded. In the nine months ended September 30, 2020, we recorded an impairment charge of $42,528 associated with certain intangibles. Income from operations increased to $164,180, or 12.8% of total revenue, as compared to a loss from operations of ($52,948), or (6.2%) of total revenue, in the prior-year period. The effective tax rate in the nine months of 2021 was to 22.6% compared to 18.2% in the nine months of last year. The difference in the effective tax rate was primarily due to the expected jurisdictional mix of profit and losses from each period and a lower GILTI in 2021. Net income attributable to Steven Madden, Ltd. in the nine months of 2021 was $124,692 compared to net loss attributable to Steven Madden, Ltd. of ($40,988) in the same period of 2020.

Wholesale Footwear Segment:

Revenue from the Wholesale Footwear segment in the nine months of 2021 accounted for $719,094, or 55.8% of total revenue, as compared to $526,362, or 62.0% of total revenue, in the nine months of 2020. The 36.6% increase in revenue in the current period is the result of the impact of the COVID-19 pandemic in the prior-year period. Gross profit was $247,139, or 34.4% of Wholesale Footwear revenue, in the nine months of 2021 as compared to $174,668, or 33.2% of Wholesale Footwear revenue, in the nine months of 2020. Operating expenses in the nine months of 2021 were $88,090, or 12.3% of Wholesale Footwear revenue, as compared to $88,534, or 16.8% of Wholesale Footwear revenue, in the nine months of the prior year. The decrease in operating expenses as a percentage of Wholesale Footwear revenue was primarily attributable to greater leverage from higher revenue, a gain on sale of a trademark for $8,000, and our expense control initiatives. Income from operations increased to $159,049, or 22.1% of Wholesale Footwear revenue in the nine months of 2021 as compared to $71,534, or 13.6% of Wholesale Footwear revenue, in the same period of the prior year.

Wholesale Accessories/Apparel Segment:

Revenue from the Wholesale Accessories/Apparel segment in the nine months of 2021 accounted for $236,444, or 18.4% of total revenue, as compared to $160,206, or 18.9% of total revenue, in the nine months of 2020. The 47.6% increase in revenue in the current period is the result of the impact of the COVID-19 pandemic in the same period of last year. Gross profit was $62,351, or 26.4% of Wholesale Accessories/Apparel revenue, in the nine months of 2021 as compared to $48,383, or 30.2% of Wholesale Accessories/Apparel revenue, in the nine months of the prior year. The decrease of gross profit as a percentage of revenue was primarily due to the non-renewal of the GSP, which impacted imports from Cambodia in our handbag business. Operating expenses in the nine months of 2021 were $46,406, or 19.6% of Wholesale Accessories/Apparel revenue, as compared to $33,376, or 20.8% of Wholesale Accessories/Apparel revenue, in the same period of last year. The decrease in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to greater leverage from higher revenue and our expense control initiatives, partially offset by the change in valuation of our contingent consideration. In the nine months ended September 30, 2021 an impairment charge of $477 related to fixed assets and lease right-of-use assets was recorded. In the nine months ended September 30, 2020 an impairment charge of $27,472 related to intangibles was recorded. Income from operations for the Wholesale Accessories/Apparel segment in the nine months of 2021 was $15,468, or 6.5% of Wholesale Accessories/Apparel revenue, as compared to a loss from operations of ($12,465), or (7.8%) of Wholesale Accessories/Apparel revenue, in the same period of the prior year.

Retail Segment:

In the nine months of 2021, revenue from the Retail segment accounted for $323,227, or 25.1% of total revenue, as compared to 153,309, or 18.1% of total revenue, in the nine months of 2020. The 110.8% increase in revenue was driven by the continued strength in our e-commerce business and the impact of the COVID-19 pandemic in the prior year. We closed four full-price stores, along with one e-commerce store and opened three full-price stores during the nine months ended September 30, 2021 and ended the period with 216 retail stores compared to 220 stores as of September 30, 2020. As a result of COVID-19 related closures of certain brick-and-mortar stores for part of the nine months of both 2020 and 2021, we did not report comparable store sales in the nine months of 2021. Gross profit in the nine months of 2021 was $210,771, or 65.2% of Retail revenue, compared to $97,208, or 63.4% of Retail revenue, in the nine months of 2020. The increase in gross profit as a percentage of Retail revenue was primarily due to lower promotional activity. Operating expenses in the nine months of 2021 were $166,527, or 51.5% of Retail revenue, as compared to $126,800, or 82.7% of Retail revenue, in the nine months of 2020. The decrease in operating expenses as a percentage of Retail revenue was primarily from greater leverage from higher revenue. In the nine months ended September 30, 2021 and 2020 impairment charges of $612 and $36,896, respectively, related to fixed assets and lease right-of-use assets were recorded. In the nine months ended September 30, 2020, an impairment charge of $456 associated with certain intangibles was recorded . In the nine months of 2021, income from operations for the Retail segment was $43,632, or 13.5% of Retail revenue as compared to a loss from operations of ($66,944), or (43.7%) in the same period last year.

First Cost Segment:

Commission income generated by the First Cost segment accounted for $1,909, or 0.1% of total revenue, in the nine months of 2021 compared to $2,981, or 0.4% of total revenue, in the nine months of 2020. Operating expenses decreased to $332 in the current period compared to $1,730 in the same period last year. Income from operations was $1,577 in the nine months of 2021 as compared to income from operations of $1,251 in the same period last year.

Licensing Segment:

Royalty income generated by the Licensing segment accounted for $6,987, or 0.5% of total revenue, in the nine months of 2021 compared to $5,989, or 0.7% of total revenue, in the nine months of 2020. Operating expenses decreased to $1,161 in the current period compared to $2,573 in the same period of last year. Income from the Licensing segment was $5,826 as compared to $3,416 in the same period last year.

Corporate:

Corporate does not constitute as a reportable segment and includes costs in operating expenses not directly attributable to the reportable segments. Corporate is primarily related to costs associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security and other shared costs. Corporate operating expenses increased 23.4% to $61,372 in the nine months of 2021 as compared to $49,740 in the same period last year, due to the impact of the COVID-19 pandemic in the prior year.

Liquidity and Capital Resources
($ in thousands)
Cash, cash equivalents and short-term investments totaled $259,913 and $287,166 at September 30, 2021 and December 31, 2020, respectively. Of the total cash, cash equivalents and short-term investments as of September 30, 2021, $146,151, or approximately 56%, was held in our foreign subsidiaries and of the total cash, cash equivalents and short-term investments at December 31, 2020, $158,610, or approximately 56%, was held in our foreign subsidiaries.
On July 22, 2020, we entered into a $150,000, five-year, asset-based revolving credit facility with various lenders and Citizens Bank, N.A.
As of September 30, 2021, we had working capital of $492,527, cash and cash equivalents of $219,523, short-term investments of $40,390 and no cash borrowing and $1,400 letters of credit outstanding.
We believe that based on our current financial position and available cash, cash equivalents, and short-term investments, we will meet all of our financial commitments and operating needs for at least the next twelve months. In addition, as a precautionary measure, we have a $150,000 asset-based revolving credit facility, which provides additional liquidity and flexibility.
Operating Activities
Cash provided by operations was $96,184 for the nine months ended September 30, 2021 compared to $607 in the same period of last year. The improvement in cash provided by operations was primarily driven by an increase in net income and favorable changes in accounts payable and accrued expenses partially offset by unfavorable changes in inventories and receivables.
Investing Activities

During the nine months ended September 30, 2021, we invested $43,376 in short-term investments offset by cash received of $42,383 from the maturities and sales of short-term investments. During the nine months ended September 30, 2021, we received proceeds of $8,000 for the sale of a trademark. We also made capital expenditures of $4,599, principally for leasehold improvements to office space, new stores and systems enhancements.
Financing Activities

During the nine months ended September 30, 2021, net cash used in financing activities was $126,429, which consisted of share repurchases of $74,685, cash dividends paid of $36,990, the acquisition of incremental ownership of joint ventures of $19,127 partially offset by proceeds from the exercise of stock options of $7,232.
Contractual Obligations

Our contractual obligations as of September 30, 2021 is as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2021	2022-2023	2024-2025	2026 and after
Operating lease obligations	$129,469	$9,997	$59,984	$36,039	$23,449
Purchase obligations	128,646	128,646	—	—	—
Future minimum royalty and advertising payments	16,000	2,312	13,688	—	—
Transition tax	14,847	1,563	4,493	8,791	—
Total	$288,962	$142,518	$78,165	$44,830	$23,449

Substantially all our products are produced by independent manufacturers at overseas locations, the majority of which are located in China, with a growing percentage located in Cambodia, Mexico, Brazil and some European nations. We have not entered into any long-term manufacturing or supply contracts with any of these foreign manufacturers. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. Purchases are made primarily in United States dollars.
We have employment agreements with our Creative and Design Chief, Steven Madden, and certain executive officers, which provide for the payment of compensation aggregating to approximately $2,675 in the remainder of 2021, $9,441 in 2022, and $8,074 in 2023. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits, including stock-related compensation.
Transition tax of $14,847 was the result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). Excluded from the contractual obligations table above are long-term taxes payable of $2,295 as of September 30, 2021 primarily related to uncertain tax positions, for which we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year due to uncertainties in the timing of tax audit outcomes.
DIVIDENDS
The Company’s Board of Directors approved a quarterly cash dividend of $0.15 per share. The dividend is payable on December 27, 2021 to stockholders of record as of the close of business on December 17, 2021.

Future quarterly cash dividend payments are subject to the discretion of our Board of Directors and contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that cash dividends will be paid to holders of our common stock in the future.
INFLATION

We do not believe that inflation and price changes have had a significant effect on our sales or profitability in the three months ended September 30, 2021. Historically, we have minimized the impact of product cost increases by increasing prices, renegotiating costs, changing suppliers and improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.
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
As of September 30, 2021, we held short-term investments valued at $40,390, which consist of certificates of deposit. We have the ability to hold these investments until maturity.
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
In the first nine months of 2021, we entered into forward foreign exchange contracts with notional amounts totaling $26,648. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of September 30, 2021. As of September 30, 2021, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts would result in a net increase or decrease, respectively, in the fair value of our derivatives portfolio of approximately $2,267.
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

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal controls over financial reporting to determine whether any changes occurred during the quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the effects that the COVID-19 pandemic may have on our internal controls to minimize the impact on their operating effectiveness.

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

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 16, 2021 (the “2020 Form 10-K”), and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 3, 2021 (the “Second Quarter 10-Q”), which could materially affect our business, financial condition, operating results, earnings or stock price, in various ways. The risks described in the 2020 Form 10-K and the Second Quarter 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

The risk factor included in the 2020 Form 10-K under the caption "Disruptions to our product delivery systems and failure to effectively manage inventory based on business trends across various distribution channels could have a material adverse effect on our business, financial condition, results of operations and liquidity" is restated in its entirety as follows:

Disruptions to our product delivery systems and failure to effectively manage inventory based on business trends across various distribution channels could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Most of our products for U.S. distribution are shipped to us via ocean freight carriers to ports primarily in California, and to a lesser extent in New Jersey and Texas. The trend-focused nature of the fashion industry and the rapid changes in customer preferences leave us vulnerable to the risk of inventory obsolescence. Our reliance upon ocean freight transportation for the delivery of our inventory exposes us to various inherent risks, including port congestion, severe weather conditions, natural disasters, and terrorism, any of which could result in delivery delays and inefficiencies, increase our costs and disrupt our business.

In the three months ended September 30, 2021, our supply chain was disrupted by the increase in consumer demand, pandemic related outbreaks in Asia, domestic port and warehouse delays, and container shortages. In addition to these factors, global inflation has also contributed to already higher incremental freight costs. Severe disruptions of the supply chain may cause us to have to use more expensive methods to ship our products and may result in loss of revenue. Although product cancellations from our wholesale customers have thus far been immaterial, there can be no assurance that such cancellations will not occur in the future.

Any severe and prolonged disruption to ocean freight transportation could force us to rely on alternate and more expensive transportation systems. Efficient and timely inventory deliveries and proper inventory management are important factors in our operations. Inventory shortages can adversely affect the timing of shipments to customers and diminish sales and brand loyalty. Conversely, excess inventories can result in lower gross profit due to the increased discounts and markdowns that may be necessary to reduce high inventory levels. Severe and extended delays in the delivery of our inventory or our inability to effectively manage our inventory could have a material adverse effect on our business, financial condition, results of operations and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
($ in thousands, except share and per share data)

The following table presents the total number of shares of our common stock, $.0001 par value, purchased by us in the three months ended September 30, 2021, the average price paid per share and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period pursuant to our Share Repurchase Program. See also Note K to the Condensed Consolidated Financial Statements. During the three months ended September 30, 2021, there were no sales by us of unregistered shares of common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2021 - 7/31/2021	251,740	$42.16	$70,417
8/1/2021 - 8/31/2021	323,968	$41.62	$57,212
9/1/2021 - 9/30/2021	197,355	$39.49	$49,509
Total	773,063	$41.25
(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan, each provide us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy all or part of the tax-withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations and the cost of the option by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the tax-withholding rate and the cost of the option. Included in this table are shares withheld during the third quarter of 2021 in connection with the settlement of stock awards to satisfy the cost of options and tax-withholding requirements with an aggregate purchase price of approximately $489.

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income/(Loss), (iii) the Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

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

Dated: November 4, 2021

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ZINE MAZOUZI
Zine Mazouzi
Chief Financial Officer