Form 10-K
period 2021-12-31
STEVEN MADDEN, LTD.
filed 2022-03-01
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
(718) 446-1800
 (Registrant's Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SHOO	The NASDAQ Global Select Market
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act. Yes  ☐   No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was $3,550,947,572 (based on the closing sale price of the registrant's common stock on that date as reported on The NASDAQ Global Select Market).
The number of outstanding shares of the registrant's common stock as of February 24, 2022 was 80,177,046 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates certain information by reference from the registrant's definitive proxy statement for the registrant's 2022 Annual Meeting of Stockholders.

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

PART I
ACCESS TO COMPANY REPORTS AND OTHER INFORMATION
Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”, "we", "our", or "us", as applicable) was incorporated in New York on July 9, 1990, reincorporated under the same name in Delaware in November 1998 and completed its initial public offering in December 1993.
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and information with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These reports, any amendments to such reports, and our proxy statements for our stockholders' meetings are available free of charge on the "Investor Relations" section of our website, https://www.stevemadden.com/, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We will provide paper copies of such filings free of charge upon request. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding us, which is available at http://www.sec.gov.
We have a Code of Ethics for our Chief Executive Officer and our senior financial officers, as well as a Code of Business Conduct and Ethics for members of our Board of Directors, each of which is attached as an exhibit to our 2014 Annual Report on Form 10-K filed with the SEC on February 26, 2015. We also have a Code of Conduct that is applicable to all of our employees, which is attached as an exhibit to our 2018 Annual Report on Form 10-K filed with the SEC on February 28, 2019. Each of these codes is posted on our website at https://investor.stevemadden.com/corporate-governance/highlights. We will provide paper copies of these codes free of charge upon request. We intend to disclose on our website any amendments to, or waivers of, these codes that would otherwise be reportable on a current report on Form 8-K. Such disclosure would be posted within four business days following the date of the amendment or waiver.

ITEM 1. BUSINESS
Steven Madden, Ltd. and its subsidiaries design, source and market fashion-forward branded and private label footwear, accessories and apparel for women, men and children. We distribute our products through department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers and independent stores throughout the United States, Canada, Mexico, Europe, South Africa and certain other international markets. In addition, our products are distributed through our retail stores within the United States, Canada, Mexico and South Africa, and our joint ventures in Israel, Taiwan and China, and under special distribution arrangements in certain European countries, the Middle East, South and Central America, and various countries in Asia, in addition to our e-commerce sites. Our product lines include a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality, trend-right products at accessible price points, delivered in an efficient manner and time frame.
The following is a description of our business as of December 31, 2021.
OUR SEGMENTS
Wholesale Footwear
Our Wholesale Footwear segment designs, sources and markets our brands and sells our products to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers and independent stores throughout the United States, Canada, Mexico, Europe, South Africa, and through our joint ventures and international distributor network. Our Wholesale Footwear business consists of fashion-forward footwear for women, men, and children. Our products are designed and marketed for various lifestyles and include dress shoes, boots, booties, fashion sneakers, sandals and casual shoes. The Wholesale Footwear segment primarily consists of the following brands: Steve Madden®, Steven by Steve Madden®, Madden Girl®, BB Dakota®, Dolce Vita®, DV Dolce Vita®, Betsey Johnson®, GREATS®, Blondo®, Anne Klein®, Mad Love®, Superga, COOL Planet® and Madden NYC™. This segment also includes our private label footwear business. This segment represented 54.8% of total revenue during 2021.
Wholesale Accessories/Apparel
Our Wholesale Accessories/Apparel segment designs, sources and markets our brands and sells our products to department stores, mass merchants, off-price retailers, online retailers, specialty retailers and independent stores throughout the United States, Canada, Mexico, Europe, South Africa, and through our joint ventures and international distributor network. Our Wholesale Accessories/Apparel business primarily consists of handbags, apparel, small leather goods, belts, soft accessories, fashion scarves, wraps, gifting and other trend accessories. The Wholesale Accessories/Apparel segment primarily consists of the following brands: Steve Madden®, BB Dakota®, Anne Klein®, Betsey Johnson®, Cejon®, Madden NYC™ and Dolce Vita®. This segment also includes our private label handbag and accessories business. The agreement under which we licensed the Cupcakes & Cashmere® trademark terminated in April 2021. This segment represented 18.4% of total revenue during 2021.
Direct-to-Consumer
Our Direct-to-Consumer segment, which was referred to as the Retail segment in previous filings, consists of Steve Madden® and Superga® full-price retail stores, Steve Madden® outlet stores, Steve Madden® shop-in-shops and directly-operated digital e-commerce websites. Our retail stores are located in regional malls and shopping centers, as well as high streets in major cities across the United States, Canada, Mexico, South Africa, Israel, Taiwan and China. Our stores play an important role in our test-and-react and omnichannel strategy, and also serve as fulfillment and return locations for our e-commerce business. Our stores also serve as a marketing tool that allows us to strengthen global brand recognition and to showcase selected items from our full line of branded and licensed products. In addition to these testing and marketing benefits, we have also been able to leverage sales information gathered at Steve Madden retail stores and our websites to assist our wholesale customers in their order placement and inventory management. We believe that our retail stores, and websites, enhance overall sales and profitability, and our ability to react quickly to changing consumer demands.
In 2021, we added eight brick-and-mortar stores and closed five brick-and-mortar stores, and one e-commerce website. As of December 31, 2021, we operated 214 brick-and-mortar retail stores, including 147 Steve Madden full-price stores, 66 Steve Madden outlet stores and one Superga store, as well as six e-commerce websites. In addition, during 2021, we closed one concession in Taiwan and opened one concession in China, ending the year with 17 company-operated concessions in international markets. In fiscal year 2022, we expect to open 10 to 12 new brick-and-mortar retail stores in international markets and close three to six locations globally.

In addition to our stores, our Direct-to-Consumer business offers products online through our Steve Madden e-commerce sites in the United States, Canada, Mexico, Europe, Israel, South Africa and Asia as well as our six e-commerce sites, which include: www.SteveMadden.com, www.DolceVita.com www.betseyjohnson.com, www.Blondo.com, www.GREATS.com and www.Superga-USA.com.
This segment represented 26.1% of total revenue during 2021.
First Cost
Our First Cost segment represents activities of one of our wholly-owned subsidiaries that earns commissions for serving as a buying agent for footwear products under private labels for select national chains, specialty retailers and value-priced retailers. As a buying agent, we utilize our expertise and our relationships with shoe manufacturers to facilitate the production of private label shoes to customer specifications. We believe that operating in the private label market provides us additional non-branded sales opportunities and leverages our overall sourcing and design capabilities. In addition, by leveraging the strength of our Steve Madden brands and product designs, we are able to partially recover our design, product and development costs from our suppliers.
Licensing
Our Licensing segment is engaged in the licensing of the Steve Madden® and Madden Girl® trademarks for use in connection with the manufacturing, marketing and sale of select apparel categories, outerwear, hosiery, jewelry, hair accessories, watches, eyeglasses, sunglasses, umbrellas, bedding, luggage, fragrance and men’s leather accessories. We license the Betsey Johnson® trademark for use in connection with the manufacturing, marketing and sale of women's and children’s apparel, hosiery, swimwear, slippers, fragrance and beauty, sleepwear, activewear, medical scrubs, jewelry, watches, eyeglasses, sunglasses, bedding and bath, luggage, umbrellas and self-care bath and body products. Most of our license agreements require the licensee to pay us a royalty based on actual net sales, a minimum royalty in the event the specified net sales targets are not achieved and a percentage of sales for advertising the brand.
Corporate
Our Corporate activities do not constitute a reportable segment and include costs that are not directly attributable to the segments. These costs are primarily related to our corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity and other shared costs.
For additional information on our segments, refer to Note T – Segment Information in the Notes to our consolidated financial statements included in this Annual Report.
OUR BRANDS
Steve Madden Women's. We design, source and market a lifestyle collection of women’s fashion-forward footwear and accessories for women ages 16 to 35 under the Steve Madden® brand. Retail channels include department stores, off-price retailers, online retailers, shoe chains, specialty retailers and independent stores worldwide as well as Steve Madden websites across the globe. Retail price points for Steve Madden Women's footwear range from $59 to $199 and accessories range from $39 to $99.
Madden Girl. We design, source and market a full collection of directional young women's footwear and accessories under the Madden Girl® brand. Madden Girl® is geared towards fashion-forward young women ages 13 to 25 and is an “opening price point” brand. Retail channels include department stores, off-price retailers, shoe chains, online retailers and specialty retailers throughout the United States and select international markets as well as on www.stevemadden.com.. Retail price points for Madden Girl® footwear range from $39 to $89 and accessories range from $29 to $49.
Steve Madden Men's. We design, source and market a lifestyle collection of men's fashion-forward footwear for men, ages 18 to 45 under the Steve Madden® brand. Retail channels include department stores, off-price retailers, shoe chains, online retailers, specialty retailers and independent stores throughout the United States and select international markets as well as on www.stevemadden.com. Retail price points for Steve Madden Men's products range from $69 to $169.
Madden. The Madden® brand is a collection of casual and business casual footwear designed to meet the ever-evolving needs of the trend-conscious young male consumer, ages 16 to 35. Retail channels include department stores, off-price retailers, shoe chains, online retailers and independent stores throughout the United States. Retail price points for Madden® products range from $39 to $89.

Steven. We design, source and market women's fashion footwear and accessories under the Steven® trademark. Steven products are designed to appeal to fashion conscious women ages 25 to 45 who grew up wearing Steve Madden footwear and are looking for a shoe with an emphasis on comfort. Retail channels include department stores, off-price retailers, shoe chains, online retailers, specialty retailers and independent stores throughout the United States as well as on www.stevemadden.com. Retail price points for Steven footwear range from $39 to $99 and accessories from $39 to $79.
Steve Madden Kids. We design, source and market our Steve Madden Kids® brand to appeal to toddlers, ages 3 to 6, young girls, ages 6 to 11, and tweens, ages 11 to 14. Retail channels include department stores, online retailers, shoe chains, off-price retailers, specialty retailers and independent stores throughout the United States and in select international markets as well as on www.stevemadden.com. Retail price points for Steve Madden Kids products range from $49 to $99.
Betsey Johnson. On October 5, 2010, we acquired the Betsey Johnson® trademark and substantially all other intellectual property of Betsey Johnson LLC. Betsey Johnson® footwear and accessories are designed for inclusive, punky and fiercely independent women ages 25 to 45. Retail channels include major department stores, off-price retailers, shoe chains, online retailers, specialty retailers and independent stores throughout the United States as well as on www.betseyjohnson.com Retail price points for Betsey Johnson® footwear range from $79 to $149 and handbags range from $29 to $109.
Superga. On February 9, 2011, we entered into a license agreement with Basic Properties America Inc. and BasicNet S.p.A., for the use of the Superga® trademark in connection with the marketing and sale of footwear. Founded in Italy in 1911, Superga® is recognized for its fun lifestyle and vulcanized rubber sole sneakers in a wide range of colors, fabrics and prints for women, men and children. Retail channels include department stores, online retailers, shoe chains, off-price retailers, specialty retailers and independent stores as well as on www.superga-usa.com. Retail price points for Superga® products range from $65 to $129.
Mad Love. The Mad Love® brand is a beach-to-the-street lifestyle brand created to appeal to women with a young attitude and active lifestyle, and marketed exclusively to Target Corporation. As of spring 2021, Mad Love~~®~~ has become a sustainable brand, designed and created with the mission to make our earth a better place. Retail price points for Mad Love® products range from $15 to $25.
Dolce Vita. In August 2014, we acquired the Dolce Vita® and DV® brands (collectively "Dolce Vita"). Dolce Vita® is a contemporary women's footwear brand with retail price points ranging from $79 to $225. Our Dolce Vita® brand products are distributed through department stores, online retailers, shoe chains, off-price retailers, specialty retailers and independent shoe stores throughout the United States. In December 2021, we acquired the Dolce Vita® handbag line. The DV® brand is a contemporary women's footwear brand with retail price points ranging from $39 to $99. DV® products are distributed through major department stores, online retailers, shoe chains, off-price retailers, specialty retailers and independent shoe stores throughout the United States.
Blondo. In January 2015, we acquired the intellectual property and related assets of Blondo®, a 100 year-old footwear brand recognized for its quality water-resistant leather boots, booties, casual shoes and sneakers. Blondo® products are distributed through department stores, off-price retailers, shoe chains, online retailers, specialty retailers and independent stores throughout the United States and Canada as well as on www.dolcevita.com. Retail price points for Blondo® products range from $89 to $200.
GREATS. In August 2019, we acquired GREATS®, a Brooklyn-based digitally native footwear brand founded in 2014 which specializes in premium quality, responsibly made sneakers for men and women. GREATS® products are distributed through department stores, online retailers, specialty retailers and independent stores in the United States as well as on www.greats.com. Retail price points for GREATS® products range from $119 to $199.
Anne Klein. In January 2018, we entered into a license agreement with WHP Global for a license to use the Anne Klein®, AK Sport®, AK Anne Klein Sport® and Lion Head Design® (collectively "Anne Klein®") trademarks in connection with the design, marketing and sale of footwear and accessories. The Anne Klein® brand has a rich heritage going back 50 years, and is recognized for its dedication to timeless American classics. Retail channels include department stores, off-price retailers, shoe chains, online retailers, specialty retailers and independent stores throughout the United States and select international markets as well as on www.anneklein.com. Retail price points for Anne Klein® footwear range from $59 to $129 and accessories range from $49 to $99.
Madden NYC™. The Madden NYC brand is a fashion forward brand marketed exclusively to Walmart, Inc. Retail price points for Madden NYC™ products range from $16 to $22.

BB Dakota Steve Madden. In August 2019, we acquired BB Dakota® and launched a co-branded apparel collection in Fall 2020. BB Dakota Steve Madden products are distributed through department stores, online retailers and independent stores in the United States and select international markets as well as on stevemadden.com. Retail price points for BB Dakota Steve Madden products range from $39 to $129. In the fourth quarter of 2021, we decided to transition BB Dakota Steve Madden products to the Steve Madden brand.
PRODUCT DESIGN AND DEVELOPMENT
We have established a reputation for our creative designs, marketing and trend-right products at affordable price points. Our future success will substantially depend on our ability to continue to anticipate and react quickly to changing consumer demands. To meet this objective, we have developed what we believe is an unparalleled design team and process. Our design team strives to create designs that are true to our DNA, reflect current or anticipated trends and can be manufactured in a timely and cost-effective manner. Most new products are tested in select Steve Madden retail stores and on www.stevemadden.com. Based on these tests, among other things, management selects products that are then offered for wholesale and retail distribution worldwide. We believe that our design and testing processes combined with our flexible sourcing model provide our brands with a significant competitive advantage and allows us to mitigate the risk of incurring costs associated with the production and distribution of less desirable designs.
PRODUCT SOURCING AND DISTRIBUTION
We source each of our product lines separately based on the individual design, style and quality specifications of the products in such product lines. We do not own or operate any foreign manufacturing facilities; rather, we use agents and our own sourcing office to source our products from independently owned manufacturers primarily in China and also in Cambodia, Mexico, Brazil, Vietnam, India, Italy and other European nations. We have established relationships with a number of manufacturers and agents in each of these countries. We have not entered into any long-term manufacturing or supply contracts. We believe that a sufficient number of alternative sources exist for the manufacture of our products.
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
Our products are manufactured overseas and most of our products are shipped via ocean freight carriers to ports principally to our third-party distribution facilities in California and to a lesser extent in New Jersey, and via truck from Mexico to our third-party distribution facility in Texas. We rely to a lesser extent on air carriers for the shipping of products. Once our products arrive in the U.S., we distribute them mainly from six third-party distribution centers, four located in California, one located in Texas, and one located in New Jersey. Our products are also distributed through a Company-operated distribution center located in Canada and through our third-party distribution facility in Mexico and Europe. By utilizing distribution facilities specializing in fulfillment for certain wholesale customers and Steve Madden retail stores we believe that our consumers are served more promptly and efficiently. Suppliers of products for our businesses in Canada, Mexico, Europe and South Africa, and our joint ventures in Israel, Taiwan and China ship to ports in the respective countries, and products for our overseas distributors are shipped to freight forwarders primarily in China and Mexico where the distributor arranges for subsequent shipment. See Item 1A “Risk Factors” below for a discussion of the risk of supply chain disruptions.
DISTRIBUTION CHANNELS
We distribute our products principally through department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains and specialty retailers and independent stores in the United States, Canada, Mexico, Europe and other international markets. In addition, we sell our products in our Company-owned retail stores in the United States, Canada, Mexico and South Africa, under our joint ventures Israel, Taiwan and China, and on our e-commerce websites. For the year ended December 31, 2021, our two Wholesale segments and our Retail segment generated net sales of approximately $1,365,997 and $487,906, or 73% and 26% of our total revenue, respectively. Each of these distribution channels is described below.
Department Stores. We currently sell our products to approximately 4,500 doors of 15 department store retailers throughout the United States, Canada, Mexico, Europe and other select international markets. Our major accounts include Nordstrom, Inc., Macy's, Inc., and Dillard's, Inc. We provide merchandising support to our department store customers, including in-store fixtures and signage, supervision of displays and merchandising of our various product lines. Our wholesale merchandising effort includes the creation of in-store concept shops in which we showcase a broader collection of our branded products. These in-store concept shops create an environment that is consistent with our image and are designed to enable the retailer to display and sell a greater volume of our products per square foot. In addition, these in-store concept shops encourage longer term commitment by the retailer to our products and enhance consumer brand awareness.
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
Off-Price Retailers. We currently sell to off-price retailers throughout the United States, Canada, Mexico, Europe and other select international markets. Our major accounts include The TJX Companies, Inc., Ross Stores, Inc. and Burlington Stores, Inc.
Mass Merchants and National Chains. We currently sell to national chains and mass merchants throughout the United States, Canada, Mexico and other select international markets. Our major accounts include Walmart Inc., Target Corporation and Kohl's Corporation.
Shoe Chains/Specialty Retailers. We currently sell to shoe chains and specialty retailers throughout the United States, Canada, Mexico, Europe and other select international markets. Our major specialty store accounts include DSW Designer Brands, Famous Footwear and Shoe Carnival. We offer our shoe chain customers similar merchandising, sell-through and inventory tracking support offered to our department store customers.
Online Retailers. We currently sell to pure-play online retailers throughout the United States, Canada, Mexico, Europe and other select international markets. Our major accounts include Amazon.com, Inc., Zalando SE and ASOS.
E-Commerce Websites. We operate six e-commerce website stores (Steve Madden, Dolce Vita, Betsey Johnson, Blondo, GREATS and Superga,) where customers can purchase a variety of styles of our Steve Madden Women's, Steven, Madden Men's, Dolce Vita, Betsey Johnson, Blondo, GREATS and Superga products and BB Dakota x Steve Madden apparel, as well as select styles of Madden Girl and Steve Madden kids products. For additional information about our digital sales, refer to the above description of our Direct-to-Consumer segment.
Steve Madden and Superga Retail Stores. As of December 31, 2021, we operated 147 Steve Madden full-price stores within the United States, Canada, Mexico and South Africa and under our joint ventures in Israel, Taiwan and China. We also operated 66 Steve Madden outlet stores within the United States, Canada and Mexico and under our joint ventures in Israel and Taiwan as well as one Superga store in the United States. For additional information about our stores, refer to the description of our Direct-to- Consumer segment.
International Distributors. In addition to the countries and territories mentioned above, our products are available in many other countries and territories worldwide via retail selling and distribution agreements. Under the terms of these agreements, the distributors and retailers purchase product from us and are generally required to open a minimum number of stores each year and to pay a fee for each pair of footwear purchased and an additional sales royalty as a percentage of sales or a predetermined amount per unit of sale. Most of the distributors are required to purchase a minimum number of our products within specified periods. The agreements currently in place expire on various dates and include automatic renewals at the distributors' option provided certain conditions are met. These agreements are exclusive in their specific territories, which include certain European countries, the Middle East, South and Central America and various countries in Asia.
CUSTOMERS
Our wholesale customers consist principally of department stores, mass merchants, off-price retailers, online retailers, shoe chains, national chains, specialty retailers and independent stores. These customers, in no particular order, include: Nordstrom, Macy's, Dillard's, DSW, The TJX Companies, Ross Stores, Burlington Stores, Amazon.com, Walmart, Target and Kohls..
For the year ended December 31, 2021, two customers represented approximately 14.0% and 10.6% of total revenue. At December 31, 2020, two customers were 19.3% and 18.1% of total accounts receivable. The Company did not have any other customers who accounted for more than 10% of total revenue or any other customers who accounted for more than 10% of total accounts receivable.

COMPETITION
The fashion industry is highly competitive. We compete with specialty shoe, apparel and accessory companies as well as companies with diversified footwear product lines, such as Aldo, Sam Edelman, Dr. Martens and Vince Camuto. Our competitors may have greater financial and other resources than we do. We believe effective marketing and advertising, favorable brand image, fashionable styling, high quality, value and fast manufacturing turnaround are the most important competitive factors, and we intend to continue to employ these elements in our business. However, we cannot be certain that we will be able to compete successfully against our current and future competitors, or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.
MARKETING AND SALES
We have focused on creating an integrated-brand building program to establish our Company as a leading designer of fashion footwear for style-conscious women, men and children. Principal marketing activities include social media and digital marketing efforts, influencer marketing, public relations, including product and brand placements in lifestyle and fashion magazines and digital outlets, in-store promotions, and events, as well as public and media appearances by our founder and Creative and Design Chief, Steven Madden. We continue to promote our e-commerce websites where customers can purchase Steve Madden®, Steven®, Dolce Vita®, Betsey, Johnson®, Blondo®, GREATS® and Superga® products and BB Dakota x Steve Madden® apparel, as well as select styles of Madden Girl® products.
MANAGEMENT INFORMATION SYSTEM (MIS) OPERATIONS
Sophisticated information systems are essential to our ability to maintain our competitive position and to support our growth. Our Enterprise Resource Planning (“ERP”) system is an integrated system that supports our wholesale business in the areas of finance and accounting, manufacturing-sourcing, purchase order management, customer order management and inventory control. All of our North American wholesale businesses (other than Canada, which has a separate ERP system) and our Asia first cost and sourcing operations are operated through this ERP system. Our warehouse management system is utilized by the majority of our third-party logistics providers and is fully integrated with our ERP system. A point-of-sale system for our U.S. retail stores is integrated with a retail inventory management/store replenishment system. We have transitioned our e-commerce software to a major cloud-based provider. Complementing all of these systems are ancillary systems and third-party information processing services, including, among others, supply chain, business intelligence/data warehouse, Electronic Data Interchange, credit card processing and payroll. We undertake updates of all of these management information systems on a periodic basis in order to ensure that our functionality is continuously improved. In 2019, we invested $8.2 million in a new data and recovery center, with substantially all of the project completed in 2021.
TRADEMARKS
Our strategy for the continued growth of our business includes expanding our presence beyond footwear, accessories and apparel through the selective licensing of our brands. We consider our Company-owned trademarks to be among our most valuable assets and have registered many of our marks in the United States and 149 other countries and in numerous International Classes. From time to time, we adopt new trademarks and new logos and/or stylized versions of our trademarks in connection with the marketing of new product lines. We believe that these trademarks have significant value and are important for purposes of identifying our Company, the marketing of our products and the products of our licensees, and distinguishing them from the products of others.
Trademarks we believe to be most significant to our business include: Steve Madden®, Steven®, Madden Girl®, MaddenNYC®, Betsey Johnson®, LUV BETSEY by Betsey Johnson Design®, Dolce Vita®, DV®, DV Dolce Vita®, MadLove®, Blondo®, Blondo Waterproof plus Heart®, SM Pass®, COOL Planet®, BB Dakota® and GREATS®. We license our Steve Madden® and Madden Girl® trademarks for use in connection with the manufacture, marketing and sale of select apparel categories, outerwear, hosiery, jewelry, hair accessories, watches, eyeglasses, sunglasses, umbrellas, bedding, luggage, fragrance and men’s leather accessories. We license the Betsey Johnson® trademark for use in connection with the manufacture, marketing and sale of women's and children’s apparel, hosiery, swimwear, slippers, fragrance and beauty, sleepwear, activewear, medical scrubs, jewelry, watches, eyeglasses, sunglasses, bedding and bath, luggage, umbrellas and medical scrubs, self-care bath and body. Most of our license agreements require the licensee to pay us a royalty based on actual net sales, a minimum royalty in the event that specified net sales targets are not achieved and a percentage of sales for advertising the brand.
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
For additional information on our licensing arrangements, refer to Note B – Summary of Significant Accounting Policies and Note P – Commitments, Contingencies and Other in the Notes to our consolidated financial statements included in this Annual Report.
HUMAN CAPITAL RESOURCES
As of February 1, 2022, we employed approximately 3,500 employees globally, with approximately 2,100 of these employees located in the United States and 1400 located internationally. Of these employees, approximately 2,400 work full-time and approximately 1,100 work part-time. Most of our part-time employees work in the Direct-to-Consumer segment. None of our employees are represented by a union. Our management considers relations with our employees to be good. We have never experienced a material interruption of our operations due to a labor dispute.
Culture
Steve Madden is for the bold, expressive and ambitious. Our core values – authenticity, initiative, tenacity, humility and trust are key to our competitive edge and are embedded throughout all levels of our Company. They motivate our growth, inspire our innovation, define our culture and set the standard for all of our actions.
•Authenticity: Show up to work as your true self
•Initiative: Act upon good ideas quickly and be ready to iterate
•Tenacity: Look at problems from all sides and be resourceful
•Humility: Think from the perspective of others and always be open to learning
•Trust: Build strong relationships with good will and integrity
Career Development
The fashion landscape is constantly shifting and evolving, which makes it especially important for us to invest in the ongoing career development of our employees. In service of this objective, we constantly seek out, promote and improve upon internal programs and processes that make it possible for employees to reach their full potential. Some examples of this focus include our ongoing professional development relationship with the University of Arizona Global Campus, our tuition reimbursement program, our internal employee learning opportunities, and external conference and workshop offerings around specific industry content as well as leadership, coaching, and management training in general. In addition, in 2021 we launched SM Learning Sessions, a monthly, company-wide training and development program where we invite internal and external content providers to present on various topics. Mentoring, annual performance evaluations and feedback are also key elements of our career development efforts at our Company.
Diversity and Inclusion
We believe that recruiting, employing and retaining people from all backgrounds, ethnicities, genders, lifestyles and belief systems have been the cornerstones of meeting the needs of our diverse consumer base and building a global business. By embracing a diverse and inclusive workplace, we create an environment that offers all our employees opportunities to succeed. We want all our employees to be as successful as they can be and to reach their full potential no matter who they are, where they are from or what they believe. In the spirit of this core belief, we strive to build an increasingly inclusive culture where all employees feel free to express themselves and have opportunities to grow. Since 2020, we engaged in the following diversity initiatives, among others:
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

Wellness
We see personal health and fitness of our employees as key to long-term professional success, which is why we offer benefits and programs focused on physical, emotional and financial well-being. These include mindfulness and meditation training, financial wellness seminars, health fairs, discounted gym memberships, free flu shots, paid-time-off to receive COVID-19 vaccination and boosters, on-site COVID testing and on-site discounted food. We also offer an Employee Assistance Program with a range of programs, resources and tools that can help with myriad issues. To help manage work-life balance, we offer a paid membership to Care.com so employees can find childcare, senior care, special needs care and other related services.
THE STEVE MADDEN CORPORATE FOUNDATION
In December 2021, the Company formed The Steve Madden Corporate Foundation, a donor-advised fund established under Fidelity Charitable and managed by Rockefeller Capital Management. As part of the Company's charitable giving strategy, we made a $1 million contribution at the end of 2021.
GOVERNMENT REGULATIONS
Our business is subject to various United States federal state, and local and foreign laws and regulations, including environmental, health and safety laws and regulations. In addition, we may incur liability under environmental statutes and regulations with respect to the contamination of sites that we own or operate or previously owned or operated (including contamination caused by prior owners and operators of such sites and neighboring properties, or other persons) and the off-site disposal of hazardous materials. We believe our operations are in compliance with the terms of all applicable laws and regulations and our compliance with these laws and regulations has not had, and is not expected to have, a material effect on our capital expenditures, cash flows, earnings or competitive position.
COVID-19
The health and safety of our team members is of the highest importance. Our focus on the safety of our team members is evident in our initial and ongoing response to COVID-19 starting back in March 2020. We initially closed down all stores to ensure the safety of our customers and retail associates, and then we added working from home flexibility for our corporate positions that can be accomplished remotely. The Company continues to grant flexible work options through added resources and implementation of a hybrid working environment. We increased cleaning protocols, implemented onsite temperature screening, upgraded our HVAC systems, provided personal protective equipment and related supplies as needed, established new spacing and schedules to maximize social distancing while at work, and have also provided regular communications regarding impacts of COVID-19, including health and safety protocols and procedures. We have also provided our employees with additional paid time off to receive their Covid-19 vaccines and booster, and we are also providing on-site COVID testing. For more information about the impact of COVID-19 on our business, refer to Note D – Impact of the COVID-19 Pandemic in the Notes to our consolidated financial statements included in this Annual Report.
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
BACKLOG
We had unfilled wholesale customer orders of approximately 839,381 and $310,198, as of February 1, 2022 and February 1, 2021, respectively. Our backlog at a particular time is affected by a number of factors, including seasonality, timing of market weeks and wholesale customer purchases of our core products through our open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

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
COVID-19 RISKS
The current COVID-19 coronavirus pandemic and related government, private sector, and individual consumer responsive actions have and could continue to affect our business operations, store traffic, employee availability, supply chain, financial condition, liquidity, and cash flow.
The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. COVID-19 has impacted our business and operations, and we expect this to continue and could adversely impact our financial results.
The spread of COVID-19 has caused health officials to impose restrictions and recommend precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as malls. Our stores have experienced temporary closures, and we have implemented precautionary measures in line with guidance from local authorities in the stores that are open. These measures include restrictions such as limitations on the number of guests allowed in our stores at any single time, minimum physical distancing requirements, and limited operating hours. We do not know how the measures recommended by local authorities or implemented by us may change over time or what the duration of these restrictions will be.
Further resurgences in COVID-19 cases, including from variants, could cause additional restrictions, including temporarily closing all or some of our stores again. An outbreak at one of our locations, could negatively impact our employees, customers and financial results. There is uncertainty over the impact of COVID-19 on the U.S. and global economies, consumer willingness to visit stores and malls, and employee willingness to staff our stores as the pandemic continues and if there are future resurgences. There is also uncertainty regarding potential long-term changes to consumer shopping behavior and preferences and whether consumer demand will recover when restrictions are lifted.
The COVID-19 pandemic also has the potential to significantly impact our supply chain if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are disrupted, temporarily closed, or experience worker shortages. In particular, we have seen disruptions and delays in lead times and we may see increases in the pricing of certain components of our products as a result of the COVID-19 pandemic.
The COVID-19 situation is changing rapidly and the extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and its variants and the actions taken to contain it or treat its impact, including vaccinations.
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
The fashion footwear, accessories and apparel industry is highly competitive and barriers to entry are low. Our competitors include specialty companies as well as companies with diversified product lines. Market growth in the sales of fashion footwear, accessories and apparel has encouraged the entry of many new competitors and increased competition from established companies. Many of these competitors, including Aldo, Sam Edelman, Lucky Brand and Vince Camuto, may have significantly greater financial and other resources than we do, and there can be no assurance that we will be able to compete successfully with these and other fashion footwear, accessories and apparel companies. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share and could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
The retailers that are our customers consist principally of department stores, specialty stores, luxury retailers, value priced retailers, national chains, mass merchants, and pure-play e-commerce retailers. Certain of our department store customers, including some under common ownership, account for significant portions of our wholesale business. We generally enter into a number of purchase order commitments with our customers for each of our lines every season and do not enter into long-term agreements with any of our customers. Therefore, a decision by a significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us or to change its manner of doing business could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
Our products are manufactured overseas and most of our products are shipped via ocean freight carriers to ports principally to our third-party distribution facilities in California and to a lesser extent in New Jersey, and via truck from Mexico to our third-party distribution facility in Texas. The trend-focused nature of the fashion industry and the rapid changes in customer preferences leave us vulnerable to the risk of inventory obsolescence. Our reliance upon ocean freight transportation for the delivery of our inventory exposes us to various inherent risks, including port congestion, severe weather conditions, natural disasters, and terrorism, any of which could result in delivery delays and inefficiencies, increase our costs and disrupt our business.
In the year ended December 31, 2021, our supply chain was disrupted by the increase in consumer demand, pandemic related outbreaks in Asia, domestic port and warehouse delays, and container shortages. In addition to these factors, global inflation has also contributed to higher freight costs. Continued disruptions of the supply chain may require us to use more expensive methods to ship our products and may result in the loss of revenue.
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

Our reliance on foreign manufacturers to provide materials or produce our goods in a timely manner or to meet our quality standards could cause problems if we experience a supply chain disruption and we are unable to secure an alternative source of raw materials or end products.
The entire apparel industry, including our Company, continues to face supply chain challenges as a result of COVID-19 including reduced freight availability and increased costs, port disruption, manufacturing facility closures, and related labor shortages and other supply chain disruptions. We do not own or operate any foreign manufacturing facilities and, therefore, are dependent upon third parties to manufacture most of our products. During 2021, 79% of our total purchases were from China. We also have no long-term manufacturing or supply contracts with any of our suppliers or manufacturers for the production and supply of our raw materials and products, and we compete with other companies for raw materials and production. The risks inherent in reliance on foreign manufacturing include work stoppages, transportation delays, public health emergencies, social unrest, changes in local economic conditions, and political upheavals.
We have experienced, and may in the future experience, a significant disruption in the supply of raw materials and products and may be unable to locate alternative suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier or manufacturer, we may be unable to locate additional supplies of raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with its quality control, responsiveness and service, financial stability, and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products, and quality control standards.
Our supply of raw materials or manufacture of our products could be disrupted or delayed by the impact of health pandemics, including the current COVID-19 pandemic, and the related government and private sector responsive actions such as border closures, restrictions on product shipments, and travel restrictions. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. The receipt of inventory sourced from areas impacted by COVID-19 has been slowed or disrupted and our manufacturers may also face similar challenges in receiving raw materials and fulfilling our orders. In addition, ocean freight capacity issues continue to persist worldwide due to COVID-19 as there is much greater demand for shipping and reduced capacity and equipment. Any delays, interruption, or increased costs in the supply of raw materials or manufacture of our products could have an adverse effect on our ability to meet customer demand for our products and have a material negative effect on our business, financial condition, results of operations and liquidity.
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
On December 31, 2020, the Generalized System of Preferences ("GSP") expired. GSP is a trade program that provides nonreciprocal, duty-free treatment for certain U.S. imports (including handbags) from qualifying developing countries including Cambodia, Myanmar, Thailand, Indonesia, Sri Lanka, the Philippines, and Pakistan, among others. We currently manufacture handbags in GSP countries, primarily Cambodia. The additional tariff to be paid on such products ranges from 3.3% to 17.6%. GSP has historically been renewed, despite lapsing several times, and upon renewal has been retroactive in nature. There is a current debate in Congress as to whether reauthorize the program “as is” or revise GSP eligibility criteria to include environmental and labor conditions. If GSP is not renewed and our efforts to mitigate the impact of this additional tariff are not successful, the imposition of tariffs on handbags that we manufacture in impacted countries could have a material adverse effect on our business and results of operations.
If our manufacturers, the manufacturers used by our licensees or our licensees themselves fail to use acceptable labor practices or to otherwise comply with local laws and other standards, our business reputation could suffer.
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
We make most of our purchases in U.S. dollars. However, we source substantially all of our products overseas, and as such, the cost of these products may be affected by changes in the value of the relevant currencies against the U.S. dollar. Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market. We use forward foreign exchange contracts to hedge material exposure to adverse changes in foreign exchange rates. However, no hedging strategy can completely insulate us from foreign exchange risk. We are also exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our financial statements due to the translation of the operating results and financial position of our foreign subsidiaries. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition, results of operations and liquidity. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” below for additional information regarding our foreign exchange risk.
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
We must also comply with increasingly rigorous regulatory standards for the protection of business and personal data enacted in the U.S., Europe and elsewhere. Some examples include the European Union’s General Data Protection Regulation (the “GDPR”), the California Consumer Privacy Act ("CCPA") and the California Privacy Rights Act ("CPRA"). These regulations impose additional obligations on companies concerning the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Our compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements required by these regulations) and regulations can be costly. Any failure by us to comply with these regulatory standards could subject us to significant legal financial and reputational harm.
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
We license to others the rights to produce and market certain products that are sold under our trademarks. Although we retain significant control over our licensees’ products and advertising, our licensees have operational and financial control over their businesses. If the quality, image or distribution of our licensed products diminish, customer acceptance of and demand for our brands and products could decline. This could materially and adversely affect our business and results of operations. In fiscal year 2021, approximately 70% of our net royalties were derived from our top five licensed product lines. A decrease in customer demand for any of these product lines could have a material adverse effect on our results of operations and financial condition. Furthermore, if we are unable to engage an adequate replacement for a terminated licensee or to engage such a replacement for an extended period, our revenues and results of operations could be adversely affected.

GENERAL RISK FACTORS
Changes in economic conditions may adversely affect our financial condition, results of operations and liquidity.
Our opportunities for long-term growth and profitability are accompanied by significant challenges and risks, particularly in the near term. Specifically, our business is dependent on consumer demand for our products and the purchase of our products by consumers is largely discretionary. Consumer confidence and discretionary spending could be adversely affected in response to financial market volatility, negative financial news, increases in inflation and interest rates, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs, food costs and other economic factors. A downturn in economic conditions leading to a reduction in consumer confidence and discretionary spending could have a negative effect on our sales and results of operations during the year ending December 31, 2022 and thereafter.
Litigation or other legal proceedings could divert management resources and result in costs that adversely affect our operating results from quarter to quarter.
We are involved in various claims, litigation and other legal and regulatory proceedings and governmental investigations that arise from time to time in the ordinary course of our business. Due to the inherent uncertainties of litigation and such other proceedings and investigations, we cannot predict with accuracy the ultimate outcome of any such matters. An unfavorable outcome could have an adverse impact on our business, financial condition and results of operations, and the amount of insurance coverage we maintain to address such matters may be inadequate to cover those claims. In addition, any significant litigation, investigation or proceeding, regardless of its merits, could divert financial and management resources that would otherwise be used to benefit our operations. See Item 3 “Legal Proceedings,” below for additional information regarding legal proceedings in which we are involved.
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
The SEC has promulgated final rules mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring the disclosure of the use of tantalum, tin, tungsten and gold, known as “conflict minerals,” included in products either manufactured by public companies or as to which public companies have contracted for the manufacture. These rules, adopted in an effort to prevent inadvertent support of armed conflict in the Democratic Republic of Congo and certain adjoining countries (collectively, the “DRC”), require companies to investigate their supply chains to determine whether these minerals are present in their products and, if so, from where the minerals originate. The rules also require disclosure and annual reporting as to whether or not conflict minerals, if used in the manufacture of the products offered, originate from the DRC. We currently require our manufacturers to comply with policies addressing legal and ethical concerns relating to labor, employment, political and social matters, including restrictions on the use of conflict minerals. Violation of these policies by our manufacturers could harm our reputation, disrupt our supply chain or increase our cost of goods sold. Additionally, violation of any of these policies by our manufacturers could cause us to face disqualification as a supplier for our customers and suffer reputational challenges. Due to the complexity of our supply chain, compliance with the rules requires significant efforts from a cross-operational team diverts the attention of our management and personnel and could require us to hire additional staff. Any of the foregoing could adversely affect our sales, net earnings, business and financial condition and results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease space for our headquarters, retail stores, showrooms, warehouses, storage and office facilities in various locations in the United States, as well as overseas. All of our locations are leased, with an exception of one improved real property parcel in Long Island City, New York, which we own. We believe that our existing facilities are in good operating condition and are adequate for our present level of operations. The following table sets forth the location, use and size of the Company's principal properties as of December 31, 2021.

Location	Use	Approximate Square Feet
Dongguan, China	Offices and sample production	154,900
Long Island City, NY	Executive offices and sample factory	111,000
Montreal, Canada	Offices, warehouse	105,800
New York, NY	Offices and showroom, Schwartz & Benjamin	29,800
New York, NY	Offices and showroom, Accessories	27,200
Costa Mesa, CA	Offices, BB Dakota	10,500
New York, NY	Offices and showroom	10,000
Renton, WA	Topline Office	9,500
Putian City, China	Offices	8,700
Long Island City, NY	Storage	7,200
León, Mexico	Offices	6,400
Mexico City, Mexico	Offices, SM Mexico	5,700
In addition to the above properties, the Company occupies 214 leased retail and outlet store locations. These leases expire at various times through fiscal 2030. All of our retail stores are leased pursuant to leases that, under their original terms, extend for an average of ten years. Many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes over the base year. Refer to Item 1. "Business" for further information.
ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of business, we have various pending cases involving contractual disputes, employee-related matters, distribution matters, product liability claims, intellectual property infringement and other matters. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these legal proceedings should not have a material impact on our financial condition, results of operations or liquidity.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
($ in thousands, except for holders of record, beneficial owners and per share data)
Market Information. Our common stock is traded on the NASDAQ Global Select Market since August 1, 2007 under the trading symbol SHOO and was previously traded on the NASDAQ National Market.
Holders. As of February 24, 2022, there were 158 holders of record and approximately 26,000 beneficial owners of our common stock.
Dividends. Beginning in the first quarter of 2018, we began paying a quarterly cash dividend on our outstanding shares of common stock. At the end of March 2020, in response to the COVID-19 pandemic, as a precautionary measure, our Board of Directors temporarily suspended the payment of dividends. In February 2021, our Board of Directors approved the reinstatement of a quarterly dividend. A quarterly cash dividend of $0.15 per share on our outstanding shares of common stock was paid on March 26, 2021, June 25, 2021, September 27, 2021 and December 27, 2021. The aggregate cash dividend paid for the twelve months ended December 31, 2021 was $49,161. In February 2022, our Board of Directors approved the quarterly dividend of $0.21 per share payable on March 25, 2022 to stockholders of record as of the close of business on March 11, 2022. The payment of future dividends will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, our financial condition, capital requirements, general business conditions and other factors. Therefore, we can give no assurance that cash dividends of any kind will be paid to holders of our common stock in the future.
Issuer Repurchases of Equity Securities. Our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase of our common stock. On April 24, 2019, the Board of Directors approved the expansion of the Company's Share Repurchase Program for up to $200,000 in repurchases of the Company's common stock, which included the amount remaining under the prior authorization. On November 2, 2021, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $200,000, bringing the total authorization to $250,000, which included the amount remaining under the prior authorization. The Share Repurchase Program permits us to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in our best interest. In the middle of March 2020, in response to the COVID-19 pandemic, as a precautionary measure the Board of Directors temporarily suspended the repurchase of our common stock, which the Board of Directors reinstated on February 24, 2021. During the twelve months ended December 31, 2021, we repurchased an aggregate of 2,050 shares of our common stock under the Share Repurchase Program, at a weighted average price per share of $42.94, for an aggregate purchase price of approximately $88,039, which includes the amount remaining under the prior authorization. As of December 31, 2021, approximately $223,551 remained available for future repurchases under the Share Repurchase Program. The following table presents the total number of shares of our common stock, $0.0001 par value, purchased by us in the three months ended December 31, 2021, the average price paid per share, the amount of shares purchased pursuant to our Share Repurchase Program and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period pursuant to our Share Repurchase Program. See Note K – Share Repurchase Program to the Consolidated Financial Statements for further details on our share repurchase program. During the three months ended December 31, 2021, there were no sales by us of unregistered shares of common stock.

(in thousands except for per share)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2021 - 10/31/2021	12	$40.67	4	$249,358
11/1/2021 - 11/30/2021	184	49.42	178	240,555
12/1/2021 - 12/31/2021	842	46.19	371	223,551
Total	1,038	46.70	553
(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan, each provide us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy all or part of the tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax-withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the fourth quarter of 2021 in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements with an aggregate purchase price of approximately $22,517.

Performance Graph
The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the period beginning on December 31, 2016, and ending on December 31, 2021, with the cumulative total return on the Russell 2000 Index and a peer group index. The peer group index consists of seven companies: Caleres, Inc., Crocs, Inc., Deckers Outdoor Corporation, Genesco Inc., Skechers U.S.A., Inc., Designer Brands Inc. and Wolverine World Wide, Inc.
The comparison assumes that $100 was invested on December 31, 2016 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Steven Madden, Ltd.	$100.00	$130.63	$129.07	$186.42	$154.14	$205.74
Russell 2000 Index	$100.00	$114.65	$102.02	$128.06	$153.62	$176.39
Peer Group	$100.00	$128.90	$132.82	$173.52	$193.85	$271.70

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.
Overview
($ in thousands, except for retail sales data per square foot, earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries design, source and market fashion-forward branded and private label footwear, accessories and apparel for women, men and children. We distribute our products through department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers and independent stores throughout the United States, Canada, Mexico, Europe, South Africa and certain other international markets. In addition, our products are distributed through our retail stores within the United States, Canada, Mexico and South Africa, and our joint ventures in Israel, Taiwan and China, and under special distribution arrangements in certain European countries, the Middle East, South and Central America, and various countries in Asia, in addition to our e-commerce sites. Our product lines include a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality, trend-right products at accessible price points, delivered in an efficient manner and time frame.
Our business comprises five distinct segments: Wholesale Footwear, Wholesale Accessories/Apparel, Direct-to-Consumer, First Cost and Licensing. Our Wholesale Footwear segment designs, sources and markets our brands and sells our products to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers and independent stores throughout the United States, Canada, Mexico, Europe, South Africa, and through our joint ventures and international distributor network. Our Wholesale Accessories/Apparel segment designs, sources and markets our brands and sells our products to department stores, mass merchants, off-price retailers, online retailers, specialty retailers and independent stores throughout the United States, Canada, Mexico, Europe, South Africa, and through our joint ventures and international distributor network. Our Direct-to-Consumer segment, which was referred to as the Retail segment in previous filings, consists of Steve Madden® and Superga® full-price retail stores, Steve Madden® outlet stores, Steve Madden® shop-in-shops and directly-operated digital e-commerce websites. Our retail stores are located in regional malls and shopping centers, as well as high streets in major cities across the United States, Canada, Mexico, South Africa, Israel, Taiwan and China. Our First Cost segment represents activities of one of our wholly-owned subsidiaries that earns commissions for serving as a buying agent for footwear products under private labels for select national chains, specialty retailers and value-priced retailers. Our Licensing segment is engaged in the licensing of the Steve Madden® and Madden Girl® trademarks for use in connection with the manufacturing, marketing and sale of select apparel categories, outerwear, hosiery, jewelry, hair accessories, watches, eyeglasses, sunglasses, umbrellas, bedding, luggage, fragrance and men’s leather accessories. We license the Betsey Johnson® trademark for use in connection with the manufacturing, marketing and sale of women's and children’s apparel, hosiery, swimwear, slippers, fragrance and beauty, sleepwear, activewear, medical scrubs, jewelry, watches, eyeglasses, sunglasses, bedding and bath, luggage, umbrellas and self-care bath and body products. Our Corporate activities do not constitute a reportable segment and include costs that are not directly attributable to the segments. These costs are primarily related to our corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity and other shared costs.
Dividends
On February 24, 2021, our Board of Directors approved the reinstatement of a quarterly cash dividend. A quarterly cash dividend of $0.15 per share on our outstanding shares of common stock was paid on March 26, 2021, June 25, 2021, September 27, 2021 and December 27, 2021. The aggregate cash dividends paid for the twelve months ended December 31, 2021 was $49,161.
On February 23, 2022, our Board of Directors approved an increase in the quarterly cash dividend of 40%. The quarterly dividend of $0.21 per share is payable on March 25, 2022 to stockholders of record as of the close of business on March 11, 2022.
Reclassifications
Certain reclassifications were made to prior years' amounts to conform to the 2021 presentation.

Executive Summary
COVID-19
The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. Our stores have experienced temporary closures, and we have implemented precautionary measures in line with guidance from local authorities in the stores that were open. The COVID-19 pandemic has also significantly impacted our supply chain. In particular, we have experienced disruptions and delays in shipments and increases in the pricing of certain components of our products. The receipt of inventory sourced from areas impacted by COVID-19 has been slowed or disrupted and our manufacturers have also faced similar challenges in receiving raw materials and fulfilling our orders. In addition, there is significant inflationary pressure on ocean and air freight costs as capacity issues and port congestions continue to persist due to the post pandemic demand levels.
Recent Developments
During fiscal year 2021, we acquired the remaining 49.9% non-controlling interest of our European and our South African joint ventures for the total cash consideration of $18,942. In addition, we acquired the rights for Dolce Vita Handbags for a cash consideration of $2,000. For additional information on these acquisitions, refer to Note E – Acquisitions in the Notes to our consolidated financial statements included in this Annual Report.
Key Highlights
Total revenue for 2021 increased by 55.3% to $1,866,142 from $1,201,814 in 2020, with increases in all segments as a result of the impact of the COVID-19 pandemic on prior year results.
Net income attributable to Steven Madden, Ltd. was $190,678 in 2021 compared to net loss attributable to Steven Madden, Ltd. of $(18,397) in 2020. Our effective tax rate for 2021 decreased to 20.5% compared to 39.0% recorded in 2020. Diluted earnings per share in 2021 was $2.34 per share on 81,628 diluted weighted average shares outstanding compared to diluted loss of $(0.23) per share on 78,635 diluted weighted average shares outstanding in the prior year.
As of December 31, 2021, we had 214 brick-and-mortar retail stores and six e-commerce websites in operation, compared to 211 brick-and-mortar retail stores and seven e-commerce websites as of December 31, 2020. This increase resulted from the opening of eight brick-and-mortar stores partially offset by the closure of five brick-and-mortar stores and one e-commerce website. We did not report same store sales or sales per square foot data in 2021 due to the COVID-19 pandemic and the subsequent temporary closures of our brick-and-mortar stores from the second half of March through at least the end of May and subsequent mandated closures globally in the prior year.
Our inventory turnover (calculated on a trailing four quarter average) for the years ended December 31, 2021 and 2020 was 6.4 times and 7.1 times, respectively. Our total company accounts receivable average collection days were 67 days in 2021 compared to 73 days in 2020. As of December 31, 2021, we had $263,536 in cash, cash equivalents and short-term investments, no debt and total stockholders’ equity of $820,538. Working capital increased to $509,470 as of December 31, 2021, compared to $462,325 on December 31, 2020. The increase in working capital was primarily due to the impact of the COVID-19 pandemic in the prior year.
As we look ahead, we remain focused on delivering trend-right product, deepening connections with our consumers, enhancing our digital commerce business, expanding our non-footwear categories, growing our international business and efficiently managing our inventory and expenses while continuing to make meaningful progress on our corporate social responsibility initiatives.

RESULTS OF OPERATIONS

	Years Ended December 31,
(in thousands, except for number of stores)	2021		2020		2019
CONSOLIDATED:
Net sales	$1,853,902	99.3%	$1,188,943	98.9%	$1,768,135	98.9%
Commission and licensing fee income	12,240	0.7%	12,871	1.1%	19,022	1.1%
Total revenue	1,866,142	100.0%	1,201,814	100.0%	1,787,157	100.0%
Cost of sales (exclusive of depreciation and amortization)	1,098,645	58.9%	737,273	61.3%	1,101,140	61.6%
Gross profit	767,497	41.1%	464,541	38.7%	686,017	38.4%
Operating expenses	519,848	27.9%	414,978	34.5%	503,270	28.2%
Impairment of intangibles	2,620	0.1%	44,273	3.7%	4,050	0.2%
Impairment of lease right-of-use asset and fixed assets	1,432	0.1%	36,895	3.1%	1,883	0.1%
Income/(loss) from operations	243,597	13.1%	(31,605)	(2.6)%	176,814	9.9%
Interest and other income – net	(1,529)	(0.1)%	1,620	0.1%	4,412	0.2%
Income/(loss) before income taxes	242,068	13.0%	(29,985)	(2.5)%	181,226	10.1%
Net income/(loss) attributable to Steven Madden, Ltd.	$190,678	10.2%	$(18,397)	(1.5)%	$141,311	7.9%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$1,022,322	100.0%	$713,662	100.0%	$1,112,091	100.0%
Cost of sales (exclusive of depreciation and amortization)	677,155	66.2%	487,105	68.3%	738,504	66.4%
Gross profit	345,167	33.8%	226,557	31.7%	373,587	33.6%
Operating expenses	128,004	12.5%	118,325	16.6%	152,620	13.7%
Impairment of intangibles	—	—%	16,345	2.3%	4,050	0.4%
Income from operations	$217,163	21.2%	$91,887	12.9%	$216,917	19.5%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Net sales	$343,675	100.0%	$235,892	100.0%	$334,862	100.0%
Cost of sales (exclusive of depreciation and amortization)	249,000	72.5%	164,984	69.9%	236,731	70.7%
Gross profit	94,675	27.5%	70,908	30.1%	98,131	29.3%
Operating expenses	64,776	18.8%	45,889	19.5%	60,522	18.1%
Impairment of intangibles	2,620	0.8%	27,472	11.6%	—	—%
Impairment of lease right-of-use asset and fixed assets	651	0.2%	—	—%	—	—%
Income/(loss) from operations	$26,628	7.7%	$(2,453)	(1.0)%	$37,609	11.2%

DIRECT -TO-CONSUMER SEGMENT:
Net sales	$487,906	100.0%	$239,389	100.0%	$321,182	100.0%
Cost of sales (exclusive of depreciation and amortization)	172,490	35.4%	85,184	35.6%	125,905	39.2%
Gross profit	315,416	64.6%	154,205	64.4%	195,277	60.8%
Operating expenses	240,093	49.2%	175,743	73.4%	191,184	59.5%
Impairment of intangibles	—	—%	456	0.2%	—	—%
Impairment of lease right-of-use asset and fixed assets	781	0.2%	36,895	15.4%	1,883	0.6%
Income/(loss) from operations	$74,542	15.3%	$(58,889)	(24.6)%	$2,210	0.7%
Number of stores	220		218		227

FIRST COST SEGMENT:
Commission fee income	$2,346	100.0%	$3,902	100.0%	$7,441	100.0%
Gross profit	2,346	100.0%	3,902	100.0%	7,441	100.0%
Operating expenses	375	16.0%	1,308	33.5%	13,943	187.4%
Income/(loss) from operations	$1,971	84.0%	$2,594	66.5%	$(6,502)	(87.4)%

LICENSING SEGMENT:
Licensing fee income	$9,893	100.0%	$8,969	100.0%	$11,581	100.0%
Gross profit	9,893	100.0%	8,969	100.0%	11,581	100.0%
Operating expenses	1,785	18.0%	3,141	35.0%	3,427	29.6%
Income from operations	$8,108	82.0%	$5,828	65.0%	$8,154	70.4%

CORPORATE:
Operating expenses	(84,815)	—%	$(70,572)	—%	$(81,574)	—%
Loss from operations	$(84,815)	—%	$(70,572)	—%	$(81,574)	—%

Year Ended December 31, 2021 vs. Year Ended December 31, 2020
Consolidated:
Total revenue in the year ended December 31, 2021 increased 55.3% to $1,866,142 compared to $1,201,814 for fiscal 2020, with increases in the Direct-to-Consumer, Wholesale Footwear and Wholesale Accessories/Apparel segments. Gross profit was $767,497, or 41.1% of total revenue, as compared to $464,541, or 38.7% of total revenue, in the prior year. The increase in gross profit as a percentage of total revenue was due to a higher penetration of our Direct-to-Consumer segment and lower promotional activity. The increase was partially offset by headwinds in connection with inbound freight costs and the non-renewal of the Generalized System of Preferences ("GSP"), which impacted imports from Cambodia in our handbag business. Operating expenses in 2021 were $519,848, or 27.9%, of total revenue, as compared to $414,978, or 34.5% of total revenue, in the prior year. The decrease in operating expenses as a percentage of total revenue was primarily attributable to greater leverage on higher revenue, gain on sale of a trademark for $8,000, and our expense control initiatives, partially offset by early lease termination and modification charges, and change in valuation of our contingent considerations.
In the years ended December 31, 2021 and 2020 impairment charges of $1,432 and $36,895, respectively, related to lease right-of-use assets and fixed assets were recorded. In the year ended December 31, 2021 and 2020, we recorded impairment charges of $2,620 and $44,273 associated with certain intangibles. In the year ended December 31, 2021, income from operations increased to $243,597, or 13.1% of total revenue, as compared to a loss from operations of ($31,605), or (2.6%) of total revenue, in the prior-year. The effective tax rate for the year ended December 31, 2021 was 20.5% compared to 39.0% last year. The primary changes between the Company’s effective tax rate for the year ended December 31, 2021 and 2020 are due to the year-over-year benefit resulting from the exercising and vesting of share-based awards, a decrease in tax benefit related to a 2020 net operating loss carryback claim set forth by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a decrease in the GILTI tax and an increase in pre-tax income in jurisdictions with higher tax rates. Net income attributable to Steven Madden, Ltd. for the year ended December 31, 2021 was $190,678 compared to a net loss attributable to Steven Madden, Ltd. of $(18,397) for the year ended December 31, 2020.
Wholesale Footwear Segment:
Revenue from the Wholesale Footwear segment in the year ended December 31, 2021 accounted for $1,022,322, or 54.8% of total revenue, as compared to $713,662, or 59.4% of total revenue, in the year ended December 31, 2020. The 43.3% increase in revenue in the current year reflected the Company's post-pandemic recovery from COVID-19. Gross profit was $345,167, or 33.8% of Wholesale Footwear revenue, in the year ended December 31, 2021 as compared to $226,557, or 31.7% of Wholesale Footwear revenue, in the year ended December 31, 2020. The improvement in the gross profit as percentage of revenue was driven by lower promotional activity. Operating expenses in the year ended December 31, 2021 were $128,004, or 12.5%, of Wholesale Footwear revenue, as compared to $118,325, or 16.6% of Wholesale Footwear revenue, in the year ended December 31, 2020. The decrease in operating expenses as a percentage of Wholesale Footwear revenue was primarily attributable to greater leverage from higher revenue, a gain on sale of a trademark for $8,000, and our expense control initiatives. For 2020, intangible impairment charges of $16,345 were recorded. Income from operations increased to $217,163, or 21.2% of Wholesale Footwear revenue in 2021 as compared to $91,887, or 12.9% of Wholesale Footwear revenue, in 2020.
Wholesale Accessories/Apparel Segment:
Revenue from the Wholesale Accessories/Apparel segment in the year ended December 31, 2021 accounted for $343,675, or 18.4% of total revenue, as compared to $235,892, or 19.6% of total revenue, in the year ended December 31, 2020. The 45.7% increase in revenue in the current period reflected the Company's post-pandemic recovery from COVID-19. Gross profit was $94,675, or 27.5% of Wholesale Accessories/Apparel revenue, in the year ended December 31, 2021, as compared to $70,908, or 30.1% of Wholesale Accessories/Apparel revenue, in the year ended December 31, 2020. The decrease of gross profit as a percentage of revenue was primarily due to the non-renewal of the GSP, which impacted imports from Cambodia in our handbag business. Operating expenses in the year ended December 31, 2021 were $64,776, or 18.8%, of Wholesale Accessories/Apparel revenue, as compared to $45,889, or 19.5%, of Wholesale Accessories/Apparel revenue, in the year ended December 31, 2020. The decrease in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to greater leverage from higher revenue and our expense control initiatives, partially offset by the change in valuation of our contingent consideration. In the year ended December 31, 2021 an impairment charge of $2,620 related to intangibles was recorded. In the year ended December 31, 2021 an impairment charge of $651 related to lease right-of-use assets and fixed assets was recorded. Income from operations for the Wholesale Accessories/Apparel segment in 2021 was $26,628, or 7.7% of Wholesale Accessories/Apparel revenue, as compared to a loss from operations of $(2,453), or (1.0)% of Wholesale Accessories/Apparel revenue, in 2020.

Direct-to-Consumer Segment:
In the year ended December 31, 2021, revenue from the Direct-to-Consumer segment accounted for $487,906, or 26.1% of total revenue, as compared to $239,389, or 19.9% of total revenue, in the twelve months of 2020. The 103.8% increase in revenue was driven by the continued strength in our e-commerce business and the impact of the COVID-19 pandemic in the prior year, primarily in our brick-and-mortar retail store business. We opened eight full-price stores and closed five full-price stores, along with one e-commerce store during the year ended December 31, 2021 and ended the period with 214 brick-and-mortar stores and six e-commerce sites compared to 211 brick-and-mortar stores and seven e-commerce sites as of December 31, 2020. As a result of COVID-19 related closures of certain brick-and-mortar stores in 2020 and 2021, we did not report comparable store sales for the year ended December 31, 2021. During the year ended December 31, 2021, gross profit was $315,416, or 64.6% of Direct-to-Consumer revenue, compared to $154,205, or 64.4% of Direct-to-Consumer revenue, in the twelve months of 2020. The increase in gross profit as a percentage of Direct-to-Consumer revenue was primarily due to lower promotional activity, mostly offset by higher freight costs. Operating expenses in the twelve months of 2021 were $240,093, or 49.2% of Direct-to-Consumer revenue, as compared to $175,743, or 73.4% of Direct-to-Consumer revenue, in the twelve months of 2020. The decrease in operating expenses as a percentage of Direct-to-Consumer revenue was primarily from greater leverage from higher revenue. In the years ended December 31, 2021 and 2020 impairment charges of $781 and $36,895 were recorded, respectively, related to the impairment of fixed assets and lease right-of-use assets. In the year ended 2020, an impairment charge of $456 associated with certain intangibles were recorded. In the twelve months of 2021, income from operations for the Direct-to-Consumer segment was $74,542, or 15.3% of Direct-to-Consumer revenue as compared to a loss from operations of $(58,889), or (24.6)% of Direct-to-Consumer revenue in 2020.
First Cost Segment:
Commission income generated by the First Cost segment accounted for $2,346, or 0.1% of total revenue, for the year ended December 31, 2021 compared to $3,902, or 0.3% of total revenue, for the year ended December 31, 2020. Operating expenses decreased to $375 in the current period compared to $1,308 of last year. Income from operations was $1,971 for the year ended December 31, 2021 as compared to income from operations of $2,594 for the year ended December 31, 2020.
Licensing Segment:
Royalty income generated by the Licensing segment accounted for $9,893, or 0.5% of total revenue, for the year ended December 31, 2021 compared to $8,969, or 0.7% of total revenue, for the year ended December 31, 2020. Operating expenses decreased to $1,785 in the current year compared to $3,141 to last year. Income from the Licensing segment was $8,108 for the year ended December 31, 2021 as compared to $5,828 in the same period last year.
Corporate:
Our corporate activities do not constitute as a reportable segment and include costs in operating expenses not directly attributable to the reportable segments. Corporate is primarily related to costs associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security and other shared costs. Corporate operating expenses increased 20.2% to $84,815 during the year ended December 31, 2021 as compared to $70,572 in the last year, due to the impact of the COVID-19 pandemic in the prior year.

Year Ended December 31, 2020 vs. Year Ended December 31, 2019
Consolidated:
Total revenue for the year ended December 31, 2020 decreased by 32.8% to $1,201,814 from $1,787,157 for fiscal 2019,with decreases in all segments as a result of the impact of the COVID-19 pandemic. For the year ended December 31, 2020, gross profit was $464,541, or 38.7% of total revenue, as compared to $686,017, or 38.4% of total revenue, in the prior year. The increase in gross profit as a percentage of total revenue was primarily due to the shift in sales to our higher-margin e-commerce business. Operating expenses in 2020 were $414,978, or 34.5% of total revenue, as compared $503,270, or 28.2% of total revenue, in 2019. The increase in operating expenses as a percentage of total revenue was primarily attributable to a deleverage on a lower sales base, but was also impacted by the impairment of lease right-of-use assets and fixed assets, early lease termination and modification charges, and restructuring and other related charges as a result of the COVID-19 pandemic. The increase was partially offset by our reduction in workforce, furloughs, temporary salary reductions and reduced discretionary spending as a result of our initiatives to control expenses, along with the change in valuation of contingent considerations. In addition, for the years 2020 and 2019, impairments of intangibles of $44,273 and $4,050 were recorded, respectively. Also in 2020 and 2019, impairments for lease right-of-use assets and fixed assets of $36,895 and $1,883 were recorded, respectively. The effective tax rate for the year ended December 31, 2020 increased to 39.0% compared to 21.8% last year. The increase in the effective tax rate is primarily due to the year-over-year benefit resulting from the exercising and vesting of share-based awards, an increase in tax benefit related to a net operating loss carryback claim set forth by the CARES Act, an increase in the GILTI tax, a decrease in the state taxes incurred, and an increase in 2019 pre-tax losses in jurisdictions with higher tax rates. Net loss attributable to Steven Madden, Ltd. for the year ended December 31, 2020 was ($18,397) compared to net income attributable to Steven Madden, Ltd. of $141,311 for the year ended December 31, 2019.
Wholesale Footwear Segment:
Revenue from the Wholesale Footwear segment was $713,662, or 59.4%, and $1,112,091, or 62.2%, of our total revenue for the years ended December 31, 2020 and 2019, respectively. The decrease of 35.8% in revenue is primarily driven by the impact of the COVID-19 pandemic, including significant order cancellations. Gross profit in 2020 was $226,556, or 31.7% of Wholesale Footwear revenue, as compared to gross profit of $373,587, or 33.6% of Wholesale Footwear revenue, in 2019. The decrease in gross profit as a percentage of Wholesale Footwear revenue was primarily due to close-outs of excess inventory resulting from store closures and order cancellations from the impact of the COVID-19 pandemic and higher sales mix of our private label business, partially offset by lower markdowns. Operating expenses were $118,325, or 16.6% of Wholesale Footwear revenue, in 2020 compared to $152,620, or 13.7% of Wholesale Footwear revenue, in 2019. The increase in operating expenses as a percentage of Wholesale Footwear revenue was primarily attributable to a deleverage on a lower sales base in addition to restructuring and other related charges as a result of the COVID-19 pandemic, partially offset by our reduction in workforce, furloughs, temporary salary reductions and reduced discretionary spending as a result of our initiatives to control expenses. For 2020 and 2019, intangible impairment charges of $16,345 and $4,050 were recorded, respectively. Income from operations decreased to $91,887 for 2020 compared to $216,917 for 2019.
Wholesale Accessories/Apparel Segment:
Revenue from the Wholesale Accessories/Apparel segment accounted for $235,892, or 19.6%, and $334,862, or 18.7%, of total revenue for the years ended December 31, 2020 and 2019, respectively. The decrease of 29.6% in revenue was primarily attributable to the impact of the COVID-19 pandemic, including order cancellations. Gross profit was $70,908, or 30.1% of Wholesale Accessories/Apparel revenue, for 2020 as compared to $98,131, or 29.3% of Wholesale Accessories/Apparel revenue, in the prior year. The increase in gross profit as a percentage of Wholesale Accessories/Apparel revenue was primarily due to lower markdowns and an increase penetration of the higher margin BB Dakota apparel business. Operating expenses for 2020 were $45,889, or 19.5% of Wholesale Accessories/Apparel revenue, as compared to $60,522, or 18.1% of Wholesale Accessories/Apparel revenue, in 2019. The increase in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to a deleverage on a lower sales base, but was also impacted by restructuring and other related charges as a result of the COVID-19 pandemic. The increase in expenses was partially offset by our reduction in workforce, furloughs, temporary salary reductions and reduced discretionary spending as a result of our initiatives to control expenses, along with a change in valuation of a contingent consideration. For 2020, an intangible impairment charge of $27,472 was recorded. Loss from operations for the Wholesale Accessories/Apparel segment was ($2,453) in 2020 compared to income from operations of $37,609 in 2019.

Direct-to-Consumer Segment:
Revenue from the Direct-to-Consumer segment accounted for $239,389, or 19.9% of total revenue, and $321,182, or 18.0%, of total revenue for the years ended December 31, 2020 and 2019, respectively. The decrease of 25.5% in revenue is primarily due to the COVID-19 pandemic, including the temporary closure of all of our brick-and-mortar stores in the U.S. and the vast majority of our brick-and-mortar stores globally from the second half of March through at least the end of May and subsequent mandated closures. During 2020, we added five stores and closed 14 stores. As of December 31, 2020 we had 211 brick-and-mortar retail stores and seven e-commerce sites compared to 227 stores as of December 31, 2019. In addition, we operated 17 concessions in our international markets. During the year ended December 31, 2020, gross profit was $154,205, or 64.4% of Direct-to-Consumer revenue compared to $195,277, or 60.8% of Direct-to-Consumer revenue in 2019. The increase in gross profit as a percentage of Direct-to-Consumer revenue was primarily due to a shift in sales to the higher-margin e-commerce business and less discounting. In 2020, operating expenses were $175,743, or 73.4% of Direct-to-Consumer revenue, compared to $191,184, or 59.5% of Direct-to-Consumer revenue in 2019. The increase in operating expenses as a percentage of Direct-to-Consumer revenue was primarily attributable to a deleverage on a lower sales base, but was also impacted by the impairment of lease right-of-use assets and fixed assets and restructuring and related charges as a result of the COVID-19 pandemic. The increase in expenses was partially offset by our reduction in workforce, furloughs, temporary salary reductions, rent reductions and reduced discretionary spending as a result of our initiatives to control expenses, along with the change in valuation of a contingent consideration. Also in 2020 and 2019, impairments for lease right-of-use assets and fixed assets of $36,895 and $1,883 were recorded, respectively. For 2020, an intangible impairment charge of $456 was recorded. For the year ended December 31, 2020, loss from operations for the Direct-to-Consumer segment was ($58,889) compared to income from operations of $2,210 in the prior year.
First Cost Segment:
Commission fee income generated by the First Cost segment accounted for $3,902, or 0.3% of total revenue, and $7,441, or 0.4% of total revenue for the years ended December 31, 2020 and 2019, respectively. Operating expenses decreased to $1,308 in 2020 from $13,943 in 2019. Operating expenses in 2020, included a benefit associated with the recovery from the Payless ShoeSource bankruptcy of $1,081 and in 2019 included charges to bad debt expenses associated with the Payless ShoeSource bankruptcy of $10,355. Income from operations was $2,594 for the year ended December 31, 2020 compared to a loss from operations of ($6,502) in 2019.
Licensing Segment:
Licensing fee income generated by the Licensing segment accounted for $8,969, or 0.7% of total revenue, and $11,581, or 0.6% of total revenue for the years ended December 31, 2020 and 2019, respectively, which represents a $2,612, or 22.6%, decrease. Operating expenses decreased to $3,141 in 2020 from $3,427 in 2019. During the year ended December 31, 2020, income from operations for the Licensing segment amounted to $5,828 as compared to the prior year income of $8,154.
Corporate:
Corporate does not constitute as a reportable segment and includes costs in operating expenses not directly attributable to the reportable segments. Corporate is primarily related to costs associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security and other shared costs. Corporate operating expenses decreased 13.5% to $70,572 in the twelve months of 2020 as compared to $81,574 in the same period of 2019, due to the impact of the COVID-19 pandemic in the 2020.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flows from operations, cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments totaled $263,536 and $287,166 at December 31, 2021 and December 31, 2020, respectively. Of the total cash, cash equivalents and short-term investments as of December 31, 2021, $156,112, or approximately 59%, was held in our foreign subsidiaries, and of the total cash, cash equivalents and short-term investments at December 31, 2020, $158,610, or approximately 56%, was held in our foreign subsidiaries.
On July 22, 2020, we entered into a $150,000, five-year, asset-based revolving credit facility with various lenders and Citizens Bank, N.A.
As of December 31, 2021, we had working capital of $509,470, cash and cash equivalents of $219,499, and short-term investments of $44,037 and no cash borrowing and $751 letters of credit outstanding.
We believe that based on our current financial position and available cash, cash equivalents and short-term investments, we will meet all of our financial commitments and operating needs for at least the next twelve months. In addition, as a precautionary measure, we have a $150,000 asset-based revolving credit facility, which provides additional liquidity and flexibility.
Operating Activities
Cash provided by operations was $159,463 in 2021 compared to cash provided by operations of $44,206 in the prior year. The improvement in cash provided by operations was primarily driven by favorable changes in accounts payable and accrued expenses, and an increase in net income, partially offset by unfavorable changes in inventories and receivables.
Investing Activities
 During the year ended December 31, 2021 we invested $68,471 in short-term investments offset by cash received of $63,867 from the maturities and sales of short-term investments. During the year ended December 31, 2021, we received proceeds of $8,000 for the sale of a trademark. We also made capital expenditures of $6,608, which were principally for leasehold improvements to our office space, new stores and systems enhancements.
Financing Activities
During the year ended December 31, 2021, net cash used in financing activities was $184,653, which consisted of share repurchases of $123,161, cash dividends paid of $49,161, the acquisition of increased ownership in our joint ventures for $18,942, partially offset by proceeds from the exercise of stock options of $9,732.

Contractual Obligations
Our contractual obligations as of December 31, 2021 were as follows:

	Payment due by period
(in thousands)	Total	2022	2023-2024	2025-2026	2027 and after
Operating lease obligations	$122,036	$35,894	$46,796	$27,462	$11,884
Purchase obligations	262,985	262,985	—	—	—
Future minimum royalty and advertising payments	13,688	8,250	5,438	—	—
Transition tax	13,284	1,563	6,837	4,884	—
Total	$411,993	$308,692	$59,071	$32,346	$11,884
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
We have employment agreements with our Creative and Design Chief, Steven Madden, and certain executive officers, which provide for the payment of compensation aggregating to approximately $10,525 in 2022, $9,200 in 2023 and $1,172 in 2024. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits, including stock-related compensation.
Transition tax of $13,284 was the result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). For further information, refer to Note O – Income Taxes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Excluded from the contractual obligations table above are long-term taxes payable of $1,145 as of December 31, 2021 primarily related to uncertain tax positions, for which we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year due to uncertainties in the timing of tax audit outcomes.
Dividends
In February 2021, our Board of Directors declared a quarterly cash dividend of $0.15 per share on our outstanding shares of common stock. The dividend was paid on March 26, 2021, to stockholders of record as of the close of business on March 16, 2021. We paid total cash dividends for the three months ended March 31, 2021 of $12,425.
In April 2021, our Board of Directors declared a quarterly cash dividend of $0.15 per share on our outstanding shares of common stock. The dividend was paid on June 25, 2021, to stockholders of record as of the close of business on June 15, 2021. We paid total cash dividends for the three months ended June 30, 2021 of $12,347.
In July 2021, our Board of Directors declared a quarterly cash dividend of $0.15 per share on our outstanding shares of common stock. The dividend was paid on September 27, 2021, to stockholders of record as of the close of business on September 17, 2021. We paid total cash dividends for the three months ended September 30, 2021 of $12,218.
In November 2021, our Board of Directors declared a quarterly cash dividend of $0.15 per share on our outstanding shares of common stock. The dividend was paid on December 27, 2021, to stockholders of record as of the close of business on December 17, 2021. We paid total cash dividends for the three months ended December 31, 2021 of $12,171.
On February 23, 2022, our Board of Directors approved a quarterly cash dividend. The quarterly dividend of $0.21 per share is payable on March 25, 2022 to stockholders of record as of the close of business on March 11, 2022.
Future quarterly cash dividend payments are subject to the discretion of our Board of Directors and contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that cash dividends will be paid to holders of our common stock in the future.

Inflation
Inflation and cost pressures including increasing raw material, labor and freight costs have had a significant impact on our profitability in the fiscal year ended December 31, 2021 and elevated prices are expected to continue in 2022. We have minimized the impact of product, wage and freight cost increases by raising prices, renegotiating costs, changing suppliers and improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.
CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
Management believes the following critical accounting estimates are more significantly affected by judgments and estimates used in the preparation of our consolidated financial statements: allowance for bad debts; customer returns, chargebacks, markdowns and co-op advertising; inventory valuation; valuation of intangible assets, and impairment of long-lived assets. Our estimates are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis, and we may employ outside experts to assist in evaluations.
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
Markdowns, customer returns, chargebacks and co-op advertising. We provide variable consideration to our customers for chargebacks, discounts, co-op advertising, returns and other miscellaneous deductions that relate to the current period. The amount of the consideration for returns, discounts and compliance chargebacks is determined by analyzing aged receivables, current economic conditions, the prevailing retail environment and historical dilution levels for customers. We evaluate anticipated customer markdowns and chargebacks by reviewing several performance indicators for our major customers. These performance indicators (which include inventory levels on the retail floors, sell through rates and gross margin levels) are analyzed by management to estimate the amount of the anticipated customer allowance. Under our co-op advertising programs, we agree to reimburse the retailer for a portion of the costs incurred by the retailer to advertise and promote some of our products. We estimate the costs of co-op advertising programs based on the terms of the agreements with its retailer customers. Failure to correctly estimate the amount of the reserve could materially impact our results of operations and financial position.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)
Interest Rate Risk
We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and LIBOR. The terms of our $150,000 asset-based revolving credit agreement (the “Credit Facility”) and our collection agency agreement with Rosenthal & Rosenthal, Inc. can be found in the Liquidity and Capital Resources section of Item 7 and in Note Q and Note R, respectively, to the Consolidated Financial Statements included in this Form 10-K. Because we had no cash borrowings under the Credit Facility as of December 31, 2021, a 10% change in interest rates, with all other variables held constant, would have an immaterial effect on our reported interest expense.
As of December 31, 2021, we held short-term investments valued at $44,037, which consist of certificates of deposit. We have the ability to hold these investments until maturity.
Foreign Currency Exchange Rate Risk
We face market risk to the extent that our U.S. or foreign operations involve the transaction of business in foreign currencies. In addition, our inventory purchases are primarily done in foreign jurisdictions and inventory purchases may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of our contract manufacturers, which could have the effect of increasing the cost of goods sold in the future. We manage these risks primarily by denominating these purchases in U.S. dollars. To mitigate the risk of purchases that are denominated in foreign currencies we may enter into forward foreign exchange contracts for terms of no more than two years. A description of our accounting policies for derivative financial instruments is included in Note B and Note M to the Consolidated Financial Statements.
During 2021, we entered into forward foreign exchange contracts with notional amounts totaling $30,293. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of the year-end. As of December 31, 2021, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts, with all other variables held constant, would result in a net increase or decrease, respectively, in the fair value of our derivatives portfolio of approximately $2,265.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On March 6, 2020, the Audit Committee of our Board of Directors dismissed EisnerAmper LLP (“EisnerAmper”) as our independent registered public accounting firm effective immediately and appointed Ernst & Young LLP (“EY”) as our independent public accounting firm, effective upon the dismissal of EisnerAmper.
In connection with the audit of our consolidated financial statements for the year ended December 31, 2019 there were (i) no disagreements between us and EisnerAmper on any maters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of EisnerAmper, would have caused it to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years and (ii) no “reportable events” as defined in Section 304(a)(1)(v) of SEC Regulation S-K and the related instructions thereto.
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
With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness, as of the end of our fiscal year ended December 31, 2021, of our internal control over financial reporting based on the framework and criteria established in the 2013 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation our management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2021. Their attestation report appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting, as identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, that occurred during the fiscal quarter ended December 31, 2021, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.02	Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
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

21.01	Subsidiaries of the Registrant†
23.01	Consent of Ernst & Young LLP†
23.02	Consent of EisnerAmper LLP†
24.01	Power of Attorney (included on signature page hereto)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*
101	The following materials from Steven Madden, Ltd.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income/(Loss), (iii) the Consolidated Statements of Comprehensive (Loss)/Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*
104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL) with applicable taxonomy extension information contained in Exhibit 101.*
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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: March 1, 2022

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

Signature	Title	Date
/s/ EDWARD R. ROSENFELD	Chairman, Chief Executive Officer and Director	March 1, 2022
Edward R. Rosenfeld
/s/ ZINE MAZOUZI	Chief Financial Officer	March 1, 2022
Zine Mazouzi
/s/ AMELIA NEWTON VARELA	President and Director	March 1, 2022
Amelia Newton Varela
/s/ PETER DAVIS	Director	March 1, 2022
Pete Davis
/s/ AL FERRARA	Director	March 1, 2022
Al Ferrara
/s/ ROSE LYNCH	Director	March 1, 2022
Rose Lynch
/s/ MITCHELL S. KLIPPER	Director	March 1, 2022
Mitchell S. Klipper
/s/ MARÍA TERESA KUMAR	Director	March 1, 2022
María Teresa Kumar
/s/ PETER MIGLIORINI	Director	March 1, 2022
Peter Migliorini
/s/ RAVI SACHDEV	Director	March 1, 2022
Ravi Sachdev
/s/ ARIAN SIMONE REED	Director	March 1, 2022
Arian Simone Reed
/s/ ROBERT SMITH	Director	March 1, 2022
Robert Smith

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Steven Madden, Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Steven Madden, Ltd. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income/(loss), comprehensive income/(loss), changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

F-4

Markdown Allowances
Description of the Matter
As described in Note B to the consolidated financial statements, revenue recognized by the Company is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. Variable consideration includes markdown allowances which are recorded as a reduction of revenue in the period in which revenue is recognized. Estimating the amount of markdown allowances to be recorded requires management to review several performance indicators, including retailers’ inventory levels, sell-through rates and gross margin levels.

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

To test the estimate of markdown allowances, we performed audit procedures that included, among others, assessing methodologies and testing the assumptions regarding periodic negotiations with each customer, which include the application of market and economic conditions to individual customers and the expected performance of the products in the customers' stores, that were used by the Company to calculate the projected markdown allowances to be issued upon settlement. We compared the significant assumptions used by management to current market and economic trends, historical results and other relevant factors. We also examined the historical accuracy of management's estimates and performed sensitivity analyses of significant assumptions to substantively test the changes in the estimate that would result from reasonable changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2020.
New York, New York
March 1, 2022

F-4

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Steven Madden, Ltd.
Opinion on Internal Control Over Financial Reporting
We have audited Steven Madden, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Steven Madden, Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income/(loss), comprehensive income/(loss), changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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
March 1, 2022

F-4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Steven Madden Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, changes to stockholders’ equity, and cash flows of Steven Madden Ltd. and Subsidiaries (the “Company”) for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of the Company for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ EisnerAmper LLP
We have served as the Company’s auditor from 1995 through 2020.
Iselin, New Jersey
March 2, 2020

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December 31,
(in thousands)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$219,499	$247,864
Short-term investments	44,037	39,302
Accounts receivable, net of allowances of $12,273 and $8,943	26,546	25,044
Factor accounts receivable	364,982	252,671
Inventories	255,213	101,420
Prepaid expenses and other current assets	20,845	17,415
Income tax receivable and prepaid income taxes	13,538	14,525
Total current assets	944,660	698,241
Note receivable – related party	794	1,180
Property and equipment, net	35,790	43,268
Operating lease right-of-use asset	85,449	101,379
Deferred tax assets	4,581	5,415
Deposits and other	4,180	4,822
Goodwill – net	167,995	168,265
Intangibles – net	112,093	115,191
Total Assets	$1,355,542	$1,137,761
LIABILITIES
Current liabilities:
Accounts payable	$136,766	$73,904
Accrued expenses	243,163	118,083
Operating leases - current portion	30,759	34,257
Income taxes payable	4,522	5,799
Contingent payment liability – current portion	5,109	—
Accrued incentive compensation	14,871	3,873
Total current liabilities	435,190	235,916
Contingent payment liability	6,960	207
Operating leases - long-term portion	80,072	98,592
Deferred tax liabilities	3,378	2,562
Other liabilities	9,404	10,115
Total Liabilities	535,004	347,392
Commitments, contingencies and other (Note P)
STOCKHOLDERS’ EQUITY
Preferred stock – $0.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $0.0001 par value, 60 shares authorized; none issued	—	—
Common stock – $0.0001 par value, 245,000 shares authorized, 134,029 and 133,247 shares issued, 80,557 and 82,616 shares outstanding	8	8
Additional paid-in capital	495,999	478,463
Retained earnings	1,421,067	1,279,550
Accumulated other comprehensive loss	(29,544)	(29,164)
Treasury stock – 53,472 and 50,631 shares at cost	(1,075,432)	(952,271)
Total Steven Madden, Ltd. stockholders’ equity	812,098	776,586
Noncontrolling interest	8,440	13,783
Total stockholders’ equity	820,538	790,369
Total Liabilities and Stockholders’ Equity	$1,355,542	$1,137,761
See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Income/(Loss)

	Years Ended December 31,
(in thousands except share data)	2021	2020	2019
Net sales	$1,853,902	$1,188,943	$1,768,135
Commission and licensing fee income	12,240	12,871	19,022
Total revenue	1,866,142	1,201,814	1,787,157
Cost of sales (exclusive of depreciation and amortization)	1,098,645	737,273	1,101,140
Gross profit	767,497	464,541	686,017
Operating expenses	519,848	414,978	503,270
Impairment of intangibles	2,620	44,273	4,050
Impairment of lease right-of-use assets and fixed assets	1,432	36,895	1,883
Income/(loss) from operations	243,597	(31,605)	176,814
Interest and other (expense) /income - net	(1,529)	1,620	4,412
Income/(loss) before provision/(benefit) for income taxes	242,068	(29,985)	181,226
Provision/(benefit) for income taxes	49,609	(11,704)	39,504
Net income/(loss)	192,459	(18,281)	141,722
Less: net income attributable to noncontrolling interest	1,781	116	411
Net income/(loss) attributable to Steven Madden, Ltd.	$190,678	$(18,397)	$141,311

Basic net income/(loss) per share	$2.43	$(0.23)	$1.78

Diluted net income/(loss) per share	$2.34	$(0.23)	$1.69

Basic weighted average common shares outstanding	78,442	78,635	79,577
Effect of dilutive securities – options/restricted stock	3,186	—	4,069
Diluted weighted average common shares outstanding	81,628	78,635	83,646

Cash dividends declared per common share	$0.60	$0.15	$0.57
See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income/(Loss)

	Year Ended December 31, 2021
(in thousands)	Pre-tax amounts	Tax (expense)	After-tax amounts
Net income			$192,459
Other comprehensive income:
Foreign currency translation adjustment	$(991)	$—	(991)
Gain on cash flow hedging derivatives	1,451	(375)	1,076
Total other comprehensive income	$460	$(375)	85

Comprehensive income			192,544
Less: comprehensive income attributable to noncontrolling interests			2,246
Comprehensive income attributable to Steven Madden, Ltd.			$190,298

	Year Ended December 31, 2020
(in thousands)	Pre-tax amounts	Tax benefit	After-tax amounts
Net (loss)			$(18,281)
Other comprehensive income:
Foreign currency translation adjustment	$2,551	$—	2,551
(Loss) on cash flow hedging derivatives	(526)	134	(392)
Total other comprehensive income	2,025	134	2,159

Comprehensive loss			(16,122)
Less: comprehensive income attributable to noncontrolling interests			999
Comprehensive loss attributable to Steven Madden, Ltd.			$(17,121)

	Year Ended December 31, 2019
(in thousands)	Pre-tax amounts	Tax benefit/(expense)	After-tax amounts
Net income			$141,722
Other comprehensive income:
Foreign currency translation adjustment	$2,885	$—	2,885
(Loss) on cash flow hedging derivatives	(1,387)	333	(1,054)
Unrealized gain on marketable securities	116	(28)	88
Total other comprehensive income	1,614	305	1,919

Comprehensive income			143,641
Less: comprehensive income attributable to noncontrolling interests			142
Comprehensive income attributable to Steven Madden, Ltd.			$143,499
See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
(in thousands except share data)	Shares	Amount				Shares	Amount
Balance - December 31, 2018	85,715	$6	$424,835	$1,217,521	$(32,628)	46,276	$(803,920)	$8,868	$814,682
Share repurchases	(2,958)	—	—	—	—	2,958	(101,768)	—	(101,768)
Exercise of stock options	273	—	6,212	—	—	—	—	—	6,212
Issuance of restricted stock, net of forfeitures	490	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	23,170	—	—	—	—	—	23,170
Foreign currency translation adjustment	—	—	—	—	3,154	—	—	(269)	2,885
Unrealized gain on marketable securities (net of tax expense of $28)	—	—	—	—	88	—	—	—	88
Cash flow hedge (net of tax benefit of $375)	—	—	—	—	(1,054)	—	—	—	(1,054)
Dividends on common stock ($0.57 per share)	—	—	—	(48,426)	—	—	—	—	(48,426)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(1,444)	(1,444)
Investment of noncontrolling interest	—	—	—	—	—	—	—	3,248	3,248
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	1,909	1,909
Net income	—	—	—	141,311	—	—	—	411	141,722
Balance - December 31, 2019	83,520	6	454,217	1,310,406	(30,440)	49,234	(905,688)	12,723	841,224
Share repurchases	(1,397)	—	—	—	—	1,397	(46,583)	—	(46,583)
Exercise of stock options	80	2	1,607	—	—	—	—	—	1,609
Issuance of restricted stock, net of forfeitures	413	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	22,639	—	—	—	—	—	22,639
Foreign currency translation adjustment	—	—	—	—	1,668	—	—	883	2,551
Cash flow hedge (net of tax benefit of $134)	—	—	—	—	(392)	—	—	—	(392)
Dividends on common stock ($0.15 per share)	—	—	—	(12,459)	—	—	—	—	(12,459)
Investment of noncontrolling interest	—	—	—	—	—	—	—	359	359
Acquisition adjustment of noncontrolling interest	—	—	—	—	—	—	—	(298)	(298)
Net (loss)/income	—	—	—	(18,397)	—	—	—	116	(18,281)
Balance - December 31, 2020	82,616	8	478,463	1,279,550	(29,164)	50,631	(952,271)	13,783	790,369
Share repurchases and net settlement of awards under stock plan	(2,841)	—	—	—	—	2,841	(123,161)	—	(123,161)
Exercise of stock options	411	—	9,732	—	—	—	—	—	9,732
Issuance of restricted stock, net of forfeitures	371	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	22,278	—	—	—	—	—	22,278
Foreign currency translation adjustment	—	—	—	—	(1,456)	—	—	465	(991)
Cash flow hedge (net of tax expense of $375)	—	—	—	—	1,076	—	—	—	1,076
Dividends on common stock ($0.60 per share)	—	—	—	(49,161)	—	—	—	—	(49,161)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(3,121)	(3,121)
Acquisition of incremental ownership of joint ventures	—	—	(14,474)	—	—	—	—	(4,468)	(18,942)
Net income	—	—	—	190,678	—	—	—	1,781	192,459
Balance - December 31, 2021	80,557	$8	$495,999	$1,421,067	$(29,544)	53,472	$(1,075,432)	$8,440	$820,538
See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income/(loss)	$192,459	$(18,281)	$141,722
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Stock-based compensation	22,278	22,639	23,170
Depreciation and amortization	15,208	17,360	21,337
Loss on disposal of fixed assets	526	561	920
Impairment of intangibles	2,620	44,273	4,050
Impairment of lease right-of-use asset and fixed assets	1,432	36,895	1,883
Deferred taxes	1,280	(8,353)	5,144
Accrued interest on note receivable – related party	(23)	(31)	(40)
Note receivable - related party	409	409	409
Realized loss on sale of marketable securities	—	—	5
Change in valuation of contingent liability	11,862	(8,917)	—
Gain on sale of trademark	(8,000)	—	—
Net benefit in connection with the reversal of a contingent liability partially offset by the acceleration of amortization related to the termination of the Kate Spade license agreement	—	—	(1,868)
Recovery of receivables, related to the Payless ShoeSource bankruptcy	(919)	—	8,687
Changes, net of acquisitions, in:
Accounts receivable	(583)	13,122	(17,837)
Factor accounts receivable	(112,311)	(36,200)	24,924
Inventories	(153,793)	35,476	8,436
Prepaid expenses, income tax receivables, prepaid taxes, and other current assets	(1,899)	(10,129)	9,466
Accounts payable and accrued expenses	185,741	(34,207)	11,036
Accrued incentive compensation	10,998	(7,061)	(249)
Leases and other liabilities	(7,822)	(3,350)	(7,415)
Net cash provided by operating activities	159,463	44,206	233,780

Cash flows from investing activities:
Capital expenditures	(6,608)	(6,562)	(18,311)
Purchases of short-term investments	(68,471)	(73,792)	(67,935)
Maturity/sale of marketable securities and short-term investments	63,867	75,470	95,671
Proceeds from sale of a trademark	8,000	—	—
Acquisitions, net of cash acquired	—	—	(37,173)
Net cash used in investing activities	(3,212)	(4,884)	(27,748)

Cash flows from financing activities:
Proceeds from exercise of stock options	9,732	1,609	6,212
Investment of noncontrolling interest	—	359	3,248
Acquisition of incremental ownership of joint ventures	(18,942)	—	—
Distributions to noncontrolling interest earnings	(3,121)	—	(1,444)
Common stock purchased for treasury	(123,161)	(46,583)	(101,768)
Cash dividends paid on common stock	(49,161)	(12,459)	(48,426)
Advances from factor	—	176,784	—
Repayments of advances from factor	—	(176,784)	—
Net cash used in financing activities	(184,653)	(57,074)	(142,178)
Effect of exchange rate changes on cash and cash equivalents	37	1,515	216
Net decrease in cash, cash equivalents	(28,365)	(16,237)	64,070
Cash and cash equivalents – beginning of year	247,864	264,101	200,031
Cash and cash equivalents – end of year	$219,499	$247,864	$264,101
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$354	$25
Income taxes	$46,808	$5,147	$29,552
See accompanying notes to consolidated financial statements.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

All figures discussed in these notes to our consolidated financial statements are in thousands, except for per share amounts.
Note A – Nature of Operations
Steven Madden, Ltd. and its subsidiaries design, source and market fashion-forward branded and private label footwear, accessories and apparel for women, men and children. We distribute our products through department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers and independent stores throughout the United States, Canada, Mexico, Europe, South Africa and certain other international markets. In addition, our products are distributed through our retail stores within the United States, Canada, Mexico and South Africa, and our joint ventures in Israel, Taiwan and China, and under special distribution arrangements in certain European countries, the Middle East, South and Central America, and various countries in Asia, in addition to our e-commerce sites. Our product lines include a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality, trend-right products at accessible price points, delivered in an efficient manner and time frame. At December 31, 2021, the Company operated 220 (inclusive of six e-commerce websites) retail stores.
Note B – Summary of Significant Accounting Policies
Principles of Consolidation:
The consolidated financial statements include the accounts of Steven Madden, Ltd. and its wholly-owned subsidiaries, The accounts of BA Brand Holdings LLC, a joint venture in the United States which the Company is the majority owner, SM (Jiangsu) Co., Ltd., a joint venture in China which the Company is the majority interest holder, SM Dolce Limited, a joint venture in Taiwan which the Company is the majority interest holder, SM Distribution Israel L.P., a joint venture in which the Company is the majority interest holder, and SM Distribution China Co., Ltd., a joint venture in which the Company is the majority interest holder, are included in the consolidated financial statements with the other members' interests reflected in “Net income attributable to noncontrolling interest” in the Consolidated Statements of Income/(Loss) and “Noncontrolling interest” in the Consolidated Balance Sheets. All intercompany balances and transactions have been eliminated.
Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Significant areas involving management estimates include variable consideration included in revenue, allowances for bad debts, inventory valuation, valuation of goodwill and intangible assets and impairment of long-lived assets related to retail stores. The Company estimates variable consideration on trade accounts receivables and factor receivables for future customer chargebacks and markdown allowances, discounts, returns and other miscellaneous compliance-related deductions that relate to the current-period sales. The Company evaluates anticipated chargebacks by reviewing several performance indicators of its major customers. These performance indicators, which include retailers’ inventory levels, sell-through rates and gross margin levels, are analyzed by management to estimate the amount of the anticipated customer allowance.
Cash and Cash Equivalents:
Cash and cash equivalents consist of cash balances and highly liquid investments with a maturity of three months or less at the date of purchase.
Short-Term Investments:
Short-term investments consist of certificates of deposit with original maturities less than or equal to one year as of the balance sheet date.
Inventories:
Inventories consist of finished goods on hand and in transit and are stated at the lower of cost (first-in, first-out method) or net realizable value.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment, Net:
Property and equipment are stated at cost less accumulated depreciation and amortization and impairment. Depreciation is computed utilizing the straight-line method based on estimated useful lives ranging from three to 27.5 years. Leasehold improvements are amortized utilizing the straight-line method over the shorter of their estimated useful lives or the remaining lease term. Impairment losses are recognized in income/(loss) from operations for property and equipment and other long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount. See Note G – Property and Equipment for further information.
Goodwill and Intangible Assets:
The Company's goodwill and indefinite-lived intangible assets are not amortized; rather they are tested for impairment on an annual basis at the beginning of the third quarter, or more often if events or circumstances change that could cause these assets to become impaired.
In accordance with applicable accounting guidance, indefinite-lived intangible assets and goodwill may be assessed for impairment by performing a qualitative assessment that evaluates relevant events or circumstances in order to determine whether it is more likely than not that the fair value of an intangible asset or reporting unit is less than its carrying amount. The factors that are considered include, but are not limited to, historical financial performance, expected future performance, macroeconomic and industry conditions and legal and regulatory environment. If it is more likely than not that the fair value of the intangible asset or reporting unit is less than its carrying amount, a quantitative impairment test is performed. The quantitative impairment test identifies the existence of potential impairment by comparing the fair value of the intangible asset or reporting unit to its carrying amount, and if the fair value of the intangible asset or reporting unit is less than its carrying amount, an impairment is recognized equal to the amount by which the carrying value of the intangible asset or reporting unit exceeds its fair value, not to exceed the carrying amount. See Note H – Goodwill and Intangible Assets for further information.
The Company amortizes its intangible assets with finite useful lives over their estimated useful lives and reviews these assets for impairment when there are indicators of impairment are present. The Company is currently amortizing its acquired intangible assets with finite useful lives over periods typically from 2 to 20 years using the straight-line method.
Comprehensive Loss:
Comprehensive loss is the total of net earnings and all other non-owner changes in equity. Comprehensive loss for the Company includes net income/(loss), foreign currency translation adjustments and unrealized loss/gains on cash flow hedging. The accumulated balances for each component of other comprehensive loss attributable to the Company were as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Currency translation adjustment	$(29,877)	$(28,421)	$(29,636)
Cash flow hedges, net of tax	333	(743)	(804)
Accumulated other comprehensive loss	$(29,544)	$(29,164)	$(30,440)
Amounts reclassified from accumulated other comprehensive loss to operating income/(loss) in the Consolidated Statements of Income/(Loss) during 2021, 2020 and 2019 were a loss of $961, $89 and $10, respectively.
Advertising Costs:
Advertising costs are expensed as incurred, including digital, print, and radio advertisements. For the years ended December 31, 2021, 2020 and 2019, advertising expenses included in operating expenses amounted to approximately $65,080, $33,068, and $30,165, respectively.
Revenue Recognition:
The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Most of the Company’s revenue is recognized at a point in time when product is shipped to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
includes estimates for variable consideration. Variable consideration mainly includes markdown allowances, co-op advertising programs and product returns. The revenue recognition for the Company's segments is described below (see Note T – Segment Information for disaggregated revenue amounts by segment).
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
Direct-to-Consumer Segment. The Company owns and operates 220 retail stores throughout the United States, Canada, Mexico, Israel, South Africa and China, including six e-commerce sites. The Company generates revenue through the sale of branded footwear, apparel and accessories directly to the consumer. The Company's revenue associated with brick-and-mortar store sales is recognized at the time of the point of sale when the customer takes control of the goods and payment is received. The Company's e-commerce business recognizes sales upon receipt of goods by the customer.
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
Markdown Allowances. The Company provides markdown allowances to its retailer customers, which are recorded as a reduction of revenue in the period in which the branded footwear and accessories revenues are recognized. The Company estimates its markdown allowances by reviewing several performance indicators, including retailers' inventory levels, sell-through rates and gross margin levels.
Co-op Advertising Programs. Under co-op advertising programs, the Company agrees to reimburse the retailer for a portion of the costs incurred by the retailer to advertise and promote some of the Company's products. The Company estimates the costs of co-op advertising programs based on the terms of the agreements with its retailer customers.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Rights of Return. The Company’s Direct-to-Consumer segment accepts returns within 30 days from the date of sale for unworn merchandise that the Company is able to re-sell through the channel. The Company does not accept returns as a normal business practice from its branded and private label wholesale customers except for its Blondo, Dolce Vita and BB Dakota product lines. The Company estimates returns based on historical experience and current market conditions. Such amounts have historically not been material. In addition, the Company's wholesale business may, from time to time, accept returns for damaged products from its wholesale customers on which the Company’s costs are normally charged back to the responsible third-party factory.
Taxes Collected from Customers:
The Company accounts for certain taxes collected from its customers in accordance with the accounting guidance that permits companies to adopt a policy of presenting taxes in the income statement on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues). Taxes within the scope of this accounting guidance would include taxes that are imposed on a revenue transaction between a seller and a customer, such as sales taxes, use taxes, value-added taxes and some types of excise taxes. The Company accounts for sales taxes and other related taxes on a net basis, excluding such taxes from revenue.
Cost of Sales:
All costs incurred to bring finished products to the Company’s distribution center or to the customers’ freight forwarder and, in the Direct-to-Consumer segment, the costs to bring products to the Company’s stores (exclusive of depreciation and amortization) are included in the Cost of sales line on the Consolidated Statements of Income/(Loss). These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, sample expenses, custom duties, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs related to the Wholesale segments and freight to customers, if any, are included in the operating expenses line item of the Company’s Consolidated Statements of Income/(Loss). The Company’s gross margins may not be comparable to those of other companies in the industry because they may include warehouse and distribution costs, as well as other costs excluded from cost of sales by the Company, as a component of cost of sales, while other companies report those costs on the same basis as the Company and include them in operating expenses.
Warehouse and Shipping Costs:
The Company includes all warehouse and shipping costs for the Wholesale segments in the operating expenses line on the Consolidated Statements of Income/(Loss). For the years ended December 31, 2021, 2020 and 2019, the total warehouse and shipping costs (except costs included to ship from warehouse to retail stores) included in operating expenses were $86,367, $58,621 and $58,019, respectively. Since the Company's standard terms of sales are “FOB Steve Madden warehouse,” the Company's wholesale customers absorb most shipping costs. Shipping costs to wholesale customers incurred by the Company are not considered significant and are included in the operating expenses line item in the Consolidated Statements of Income/(Loss).
Employee Benefit Plan:
The Company maintains a tax-qualified 401(k) plan, which is available to each of the Company's eligible employees who elect to participate after meeting certain length-of-service requirements. The Company made discretionary matching contributions of 50% of employees' contributions up to a maximum of 6% of employees' compensation, which vest to the employees over a period of time. Total matching contributions to the plan for 2021, 2020 and 2019 were approximately $1,989, $1,809 and $2,048, respectively.
Derivative Instruments:
The Company uses derivative instruments to manage its exposure to cash-flow variability from foreign currency risk. Derivatives are carried on the balance sheet at fair value and included in prepaid expenses and other current assets or accrued expenses. The Company applies cash flow hedge accounting for its derivative instruments. Net derivative gains and losses attributable to derivatives subject to cash flow hedge accounting reside in accumulated other comprehensive loss and will be reclassified to earnings in future periods as the economic transactions to which the derivatives relate affect earnings. See Note M – Derivative Instruments for additional details.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. See Note O – Income Taxes for additional details.
Share-based Compensation:
The Company recognizes expense related to share-based payment transactions in which it receives employee services in exchange for equity instruments of the Company. Share-based compensation cost for restricted stock awards is measured based on the closing fair market value of the Company’s common stock on the date of grant. Share-based compensation cost for stock options is measured at the grant date, based on the fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM option-pricing model incorporates various assumptions, including expected volatility, estimated expected life and interest rates. The Company recognizes share-based compensation cost over the award’s requisite service period and is presented in operating expenses in the Consolidated Statements of Income/(Loss). See Note I – Equity-Based Compensation for additional details.
Leases:
During the first quarter 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet. The Company adopted the standard using the modified retrospective approach with an effective date as of January 1, 2019. Upon adoption the Company recorded $194,100 of right-of-use asset and $209,000 of lease liabilities.
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
The Company leases office space, sample production space, warehouses, showrooms, storage units and retail stores under operating leases. The Company’s portfolio of leases is primarily related to real estate. Since most of its leases does not provide a readily determinable implicit rate, the Company estimates its incremental borrowing rate to discount the lease payments based on information available at lease commencement.
Some of the Company’s retail store leases provide for variable lease payments based on future sales volumes at the leased location, which are not measurable at the inception of the lease and are therefore not included in the measurement of the right-of-use assets and lease liabilities. Under Topic 842, these variable lease costs are expensed as incurred.
Lease right-of-use assets, along with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. For stores with an indicator of impairment, the Company performs a recoverability test, comparing estimated undiscounted cash flows to the carrying value of the related long-lived assets. When the carrying value is more than the estimated undiscounted cash flows, the Company writes the assets down to their fair value. Fair values of the long-lived assets are estimated using an income approach based on management’s forecast of future cash flows derived from continued retail operations and the fair values of individual operating lease assets were determined using estimated market rental rates. Significant estimates are used in determining future cash flows of each store over its remaining lease term, including the Company's expectations of future projected cash flows. An impairment loss is recorded if the carrying amount of the long-lived asset group exceeds its fair value.
A majority of the retail store leases provide for contingent rental payments if gross sales exceed certain targets. In addition, many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Rent expense is calculated by amortizing total base rental payments (net of any rental abatements, construction allowances and other rental concessions), on a straight-line basis, over the lease term.
Reclassification:
Certain reclassifications were made to prior years' amounts to conform to the 2021 presentation.
Note C – Recent Accounting Pronouncements
Recently Adopted and Not Yet Adopted
In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope” which clarifies that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions under Topic 848. This update was effective upon issuance and can be applied to hedging relationships retrospectively or prospectively through December 31, 2022. The adoption of ASU 2021-01 did not have a material impact on the Company's consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (“ASU No. 2020-04”), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable the Company's borrowing instruments that use LIBOR as a reference rate. ASU 2020-04 was effective upon issuance and can be applied to contract modifications retrospectively or prospectively through December 31, 2022. The Company is currently evaluating the impact of ASU 2020-04; however, at the current time the ASU did not have a material impact on its consolidated financial statements.
Note D – Impact of the COVID-19 Pandemic
The World Health Organization declared COVID-19 a pandemic in March 2020, which resulted in various mandates by federal, state and local governments. These mandates included the closure of non-essential businesses, restrictions on travel and public gatherings, and stay-at-home and quarantine orders. In response, the Company temporarily closed the vast majority of its brick-and-mortar stores and offices for a portion of 2020.
In response to the COVID-19 pandemic, the Company took temporary precautionary measures to maintain adequate liquidity and financial flexibility which included: suspending share repurchases and cash dividends; suspending and reducing salaries of executives and corporate employees; and significantly reducing non-essential operating expenses, capital expenditures and planned inventory purchases. Further, the Company implemented a restructuring plan that resulted in the reduction of a significant number of its corporate employees. For the year ended December 31, 2020, the Company recorded a pre-tax charge of $7,181 related to restructuring and other related items, of which $490 was the remaining unpaid portion included in accrued expenses at December 31, 2020. During the twelve months ended December 31, 2021, the Company recorded a pre-tax charge of $1,239 related to additional severance in connection to this restructuring plan and other related items. As of December 31, 2021, all expenses related to this COVID-19 restructuring plan had been paid.
Refer to additional discussion regarding the COVID-19 and the impact on our business during 2020 throughout this document, including Note G – Property and Equipment, Note H – Goodwill and Intangible Assets and Note N – Leases.
The COVID-19 pandemic continues to evolve. Given its unprecedented nature, we cannot reasonably estimate the full impact COVID-19 will have on our financial condition, results of operations, or cash flows.
Note E – Acquisitions
On April 14, 2021, the Company completed the acquisition of the remaining 49.9% non-controlling interest in its European joint venture in the amount of $16,682. The European joint venture was formed in 2016 and distributes Steve Madden-branded footwear and accessories/apparel to most countries throughout Europe.
On June 28, 2021, the Company completed the acquisition of the remaining 49.9% non-controlling interest in its South African joint venture in the amount of $2,260. The South African joint venture was formed in 2014 and distributes Steve Madden-branded footwear and accessories/apparel throughout South Africa.
On December 27, 2021, the Company acquired the rights for Dolce Vita Handbags for the total purchase price of $2,000, which include trademarks and all internet domain name registrations.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
•Level 3: Significant unobservable inputs.
The Company’s financial assets and liabilities subject to fair value measurements, as of December 31, 2021 and 2020 were as follows:

	As of December 31, 2021				As of December 31, 2020
(in thousands)	Fair value	Level 1	Level 2	Level 3	Fair value	Level 1	Level 2	Level 3
Assets:
Forward contracts	$494	$—	$494	$—	$—	$—	$—	$—
Total assets	$494	$—	$494	$—	$—	$—	$—	$—
Liabilities:
Contingent consideration	$6,960	$—	$—	$6,960	$207	$—	$—	$207
Forward contracts	46	—	46	—	997	—	997	—
Total liabilities	$7,006	$—	$46	$6,960	$1,204	$—	$997	$207
Forward contracts are entered into to manage the risk associated with the volatility of future cash flows (see Note M – Derivative Instruments ). Fair value of these instruments is based on observable market transactions of spot and forward rates.
The Company's level 3 balance consists of contingent consideration related to acquisitions. The changes in the Company's level 3 liabilities for the years ended December 31, 2021 and 2020 were as follows:

(in thousands)	Balance at Beginning of the Year	Adjustments(1)(2)	Transfer out of Level 3(3)	Balance at End of the Year(4)
2021:
Liabilities:
Contingent consideration	$207	11,862	(5,109)	$6,960
2020:
Liabilities:
Contingent consideration	$9,124	(8,917)	—	$207
(1) In 2021, amount consists of adjustments of $11,869 and $(7) that were included as an expense in operating expenses, related to the change in valuation of the contingent consideration in connection with the acquisitions of B.B. Dakota, Inc. and GREATS Brand, Inc., respectively.
(2) In 2020, the amount consists of adjustments of $4,570 and $4,347 related to B.B. Dakota, Inc. and GREATS Brand, Inc., respectively. The adjustment of $4,570 was included as a benefit to operating expenses and related to the change in valuation of the contingent consideration in connection with acquisition of B.B. Dakota, Inc. The adjustment of $4,347, comprises an adjustment of $2,684 to the preliminary fair value, recorded during the first quarter 2020, and a benefit of $1,663 included in operating expenses related to the change in valuation of the contingent consideration in connection with the acquisition of GREATS Brand, Inc.
(3) The transfer out of level 3 amount of $5,109, represents the current portion of our contingent liabilities and is measured at the amount payable based upon actual EBITDA performance for the related performance period.
(4) Total contingent consideration liability of $6,960 is classified as noncurrent on the Consolidated Balance Sheets at December 31, 2021.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2021, the liability for potential contingent consideration was $0 in connection with the August 9, 2019 acquisition of GREATS Brand, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, between the Company and the sellers of GREATS Brand, Inc., earn-out payments are based on EBITA performance. The fair value of the contingent payments was estimated using a risk neutral simulation model to model the probability of different financial results of GREATS Brand, Inc. during the earn-out period, utilizing a discount rate of 9.5%.
At December 31, 2021, the liability for potential contingent consideration was $6,960 in connection with the August 12, 2019 acquisition of B.B. Dakota, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, between the Company and the sellers of B.B. Dakota, Inc., earn-out payments are based on EBITDA performance. The fair value of the contingent payments was estimated using the Black-Scholes-Merton option pricing method with a nonlinear payoff structure based on a set of financial metrics of B.B. Dakota, Inc. during the earn-out period, utilizing a discount rate of 9.5%.
The fair value of trademarks is measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discount rates and implied royalty rates (see Note H – Goodwill and Intangible Assets).
The fair values of lease right-of-use assets and fixed assets related to Company-owned retail stores are measured on a non-recurring basis and are determined using Level 3 inputs, including estimated discounted future cash flows associated with the assets using sales trends, market rents and market participant assumptions (see Note G – Property and Equipment and Note N – Leases).
The carrying value of certain financial instruments such as cash equivalents, certificates of deposit, accounts receivable, factor accounts receivable and accounts payable approximates their fair values due to the short-term nature of their underlying terms. Fair value of the notes receivable held by the Company approximates their carrying value based upon their imputed or actual interest rate, which approximates applicable current market interest rates. Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (non-recurring). These assets can include long-lived assets that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.
Note G – Property and Equipment
The major classes of assets and total accumulated depreciation and amortization were as follows:

		As of December 31,
(in thousands)	Average Useful Life	2021	2020
Land and building	27.5 (Building)	$968	$882
Leasehold improvements	Lesser of remaining lease or asset life	85,137	88,012
Machinery and equipment	10 years	7,864	6,340
Furniture and fixtures	3 to 5 years	11,650	11,201
Computer equipment and software	3 to 10 years	72,857	71,601
Construction in progress		671	744
		179,147	178,780
Less impairment (1)		(14,701)	(14,712)
Less accumulated depreciation and amortization		(128,656)	(120,800)
Property and equipment - net		$35,790	$43,268
(1) Due to COVID-19 pandemic, impairment was recorded related to stores (see below for further explanation). In 2021, impairments are net of disposals.
Depreciation and amortization expense related to property and equipment included in operating expenses amounted to approximately $12,533, $13,350 and $15,933 in 2021, 2020 and 2019, respectively. Includes computer software amortization expense for 2021, 2020 and 2019 of $3,135, $3,007 and $2,788, respectively.
Property and equipment, along with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. In 2020, due to the impact of the COVID-19 pandemic on the Company’s operations and the decline in the retail real estate market, the Company

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
identified indicators of impairment for long-lived assets at certain retail stores. In 2021, the Company identified indicators of impairment for long-lived assets at certain retail stores. For such stores, the Company performed a recoverability test, comparing estimated undiscounted cash flows to the carrying value of the related long-lived assets. When the carrying value was more than the estimated undiscounted cash flows, the Company determined that an impairment test was required. Fair values of the long-lived assets were estimated using an income approach based on management’s forecast of future cash flows derived from continued retail operations and the fair values of individual operating lease assets were determined using estimated market rental rates. Significant estimates are used in determining future cash flows of each store over its remaining lease term, including the Company's expectations of future projected cash flows that include revenues, operating expenses, and market conditions. An impairment loss is recorded if the carrying amount of the long-lived asset group exceeds its fair value. As a result, the Company recorded impairment charges of $409 and $14,712 related to furniture fixtures and leasehold improvements for the year ended December 31, 2021, and 2020, respectively. The impairment charges were recorded in the Direct-to-Consumer segment.
Note H – Goodwill and Intangible Assets
The following is a summary of the carrying amount of goodwill by reporting unit as of December 31, 2021 and 2020:

	Wholesale
(in thousands)	Footwear	Accessories/Apparel	Direct-to-Consumer	Net Carrying Amount
Balance at January 1, 2020	$91,572	$62,688	$17,089	$171,349
Purchase accounting adjustment	—	—	(2,591)	(2,591)
Translation	(475)	—	(18)	(493)
Balance at December 31, 2020	91,097	62,688	14,480	168,265
Translation	(1,031)	—	761	(270)
Balance at December 31, 2021	$90,066	$62,688	$15,241	$167,995
The following table details identifiable intangible assets as of December 31, 2021 and 2020:

	As of December 31, 2021
(in thousands)	Estimated Lives	Cost Basis(1)	Accumulated Amortization	Impairment and other (2) (3)	Net Carrying Amount
Trade names	1–10 years	$18,695	$(9,025)	$(2,620)	$7,050
Customer relationships	10-20 years	38,680	(23,164)	(1,491)	14,025
		57,375	(32,189)	(4,111)	21,075
Re-acquired right	indefinite	35,200	—	(7,708)	27,492
Trademarks	indefinite	63,283	—	243	63,526
		$155,858	$(32,189)	$(11,576)	$112,093
(1) During the year ended December 31, 2021, the Company purchased the trademark for Dolce Vita® Handbags for $2,000 and the cash consideration was paid in 2022.
(2) Impairment charges of $2,620 in 2021 were recorded related to the Company's BB Dakota® trademark.
(3) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar and Mexican peso in relation to the U.S. dollar.

	As of December 31, 2020
(in thousands)	Estimated Lives	Cost Basis	Accumulated Amortization	Impairment and other (1)(2)	Net Carrying Amount
Trade names	6–10 years	$8,770	$(8,770)	$—	$—
Customer relationships	10-20 years	38,980	(20,805)	(1,813)	16,362
		47,750	(29,575)	(1,813)	16,362
Re-acquired right	indefinite	35,200	—	(7,800)	27,400
Trademarks	indefinite	115,481	—	(44,052)	71,429
		$198,431	$(29,575)	$(53,665)	$115,191
(1) Impairment charges of $44,273 were recorded in 2020, of which $27,025, $16,345, $456 and $447 were related to the Company's Cejon®, Report®, GREATS® and Jocelyn® trademarks, respectively.
(2) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar and Mexican peso in relation to the U.S. dollar.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company evaluates its goodwill and indefinite-lived intangible assets for indicators of impairment at least annually in the third quarter of each year or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. A qualitative assessment of goodwill and indefinite-lived intangible assets was performed as of July 1, 2021. In conducting the qualitative impairment assessment for goodwill and indefinite-lived intangibles, the Company concluded that it is more likely than not that the fair values of its reporting units exceeded their carrying values and the fair values of its indefinite-lived intangibles exceeded their respective carrying values. Therefore, in 2021, as a result of the annual test, no impairment charges were recorded for goodwill and intangibles.
During the fourth quarter of 2021, certain decisions were made by the Company that resulted in the change in useful life of the BB Dakota trademark from an indefinite to a finite life. As a result, the BB Dakota trademark was assessed for impairment. The estimated fair value of this trademark was determined using an excess earnings method, incorporating the use of projected financial information and a discount rate which are developed using market participant based assumptions. As a result of this assessment, the BB Dakota trademark was written down from the carrying value of $9,670 to its fair value of $7,050, resulting in a pre-tax non-cash impairment charge of $2,620. This charge was recorded in impairment of intangibles in the Company’s Consolidated Statements of Income/(Loss) and recognized in the Wholesale Accessories/Apparel segment. The fair value of $7,050 will be amortized over its remaining useful life of one year.
As a result of the COVID-19 pandemic and decline in the macroeconomic environment, during the twelve months ended December 31, 2020, the Company’s Cejon, Report, GREATS and Jocelyn trademarks were written down from an aggregate carrying value of $57,198 to their fair values of $12,925, resulting in a pre-tax non-cash impairment charge of $44,273. These charges were recorded in impairment of intangibles in the Company’s Consolidated Statements of Income/(Loss) and recognized in three goodwill reporting unis: $27,472 related to Wholesale Accessories/Apparel, $16,345 related to Wholesale Footwear and $456 related to the Direct-to-Consumer segments, respectively. The estimated fair values of these trademarks were determined using an excess earnings method. This method utilizes the present value of the earnings attributable to the intangible asset after providing for the proportion of the earnings that attribute to returns for contributory assets.
During the year ended December 31, 2021 the Company sold one of its internally developed trademarks for $8,000. The gain from the sale of the trademark was recorded as an offset to operating expenses in the Company's Consolidated Statements of Income/(Loss).
The amortization of intangible assets amounted to $2,675, $4,010 and $6,258 for 2021, 2020 and 2019 and is included in operating expenses on the Company's Consolidated Statements of Income/(Loss). The estimated future amortization expense for intangibles as of December 31, 2021 is as follows:

(in thousands)
2022	$8,363
2023	1,772
2024	1,772
2025	1,772
2026	1,772
Thereafter	5,624
Total	$21,075

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note I – Equity-Based Compensation
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
The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

(in thousands)
Common stock authorized	11,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(3,569)
Common stock available for grant of stock-based awards as of December 31, 2021	7,431
In addition, vested and unvested options to purchase 2,531 shares of common stock and 2,849 shares of unvested restricted stock awarded under the 2006 Plan were outstanding as of December 31, 2021.
For the years ended December 31, 2021, 2020 and 2019, total equity-based compensation were as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Restricted stock	$18,144	$18,740	$19,143
Stock options	4,134	3,899	4,027
Total	$22,278	$22,639	$23,170
We calculate an estimated forfeiture rate annually based on historical forfeiture and expectations about future forfeitures. Equity-based compensation is included in operating expenses on the Company’s Consolidated Statements of Income/(Loss).
Restricted Stock
The following table summarizes restricted stock activity during the year ended December 31, 2021:

(in thousands)	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1, 2021	3,651	$20.81
Granted	413	40.64
Vested	(1,166)	19.93
Forfeited	(49)	35.26
Outstanding at December 31, 2021	2,849	$23.81
As of December 31, 2021, the Company had $47,483 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average period of 3.2 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.
The fair value of the restricted stock that vested during the years ended December 31, 2021, 2020 and 2019 was $23,231, $23,839 and $23,263, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
Activity relating to stock options granted under the Company’s plans during the year ended December 31, 2021 were as follows:

(in thousands except for per share price)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	2,674	$26.80
Granted	270	43.30
Exercised	(411)	23.67
Forfeited	(2)	31.56
Outstanding at December 31, 2021	2,531	$29.06	2.7 years	$44,054

Vested and Exercisable at December 31, 2021	2,070	$28.20	2.6 years	$37,829
At December 31, 2021, $2.2 million of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.2 years.
Additional information pertaining to the Company's stock option plan were as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cash received from the exercise of stock options	$9,732	$1,609	$6,212
Intrinsic value of stock options exercised	$8,622	$993	$4,268
Tax benefits realized on exercise of stock options	$1,512	$234	$1,010
The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
Volatility	40.3% to 49.6%	33.9% to 56.7%	32.0% to 39.6%
Risk free interest rate	0.1% to 1.0%	0.2% to 1.6%	1.6% to 2.5%
Expected life in years	2.0 to 4.0	3.0 to 5.0	1.0 to 5.0
Dividend yield	1.4%	1.2%	1.6%
Weighted average fair value	$13.30	$10.15	$5.38
Note J – Preferred Stock
The Company has authorized 5,000 shares of preferred stock. The Board of Directors has designated 60 shares of such preferred stock as Series A Junior Participating Preferred Stock (“Series A Preferred”). Holders of the shares of Series A Preferred are entitled to dividends equal to 1 times dividends declared or paid on the Company's common stock. Each share of Series A Preferred entitles the holder to 1 votes on all matters submitted to the holders of common stock. The Series A Preferred has a liquidation preference of $1 per share and is not redeemable by the Company. No shares of preferred stock have been issued.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note K – Share Repurchase Program
The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On April 24, 2019, the Board of Directors approved the expansion of the Company's Share Repurchase Program for up to $200,000 in repurchases of the Company's common stock, which included the amount remaining under the prior authorization. On November 2, 2021, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $200,000, bringing the total authorization to $250,000, which included the amount remaining under the prior authorization. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases, net settlements of employee stock awards or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the twelve months ended December 31, 2021, an aggregate of 2,050 shares of the Company's common stock, excluding net settlements of employee stock awards, were repurchased under the Share Repurchase Program, at a weighted average price per share of $42.94, for an aggregate purchase price of approximately $88,039. As of December 31, 2021, approximately $223,551 remained available for future repurchases under the Share Repurchase Program.
The Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (as further amended, the "2006 Plan"), which expired on April 6, 2019, and the Steven Madden, Ltd. 2019 Incentive Compensation Plan (the "2019 Plan") both provide the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding and/or option cost obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation and/or option cost. During the twelve months ended December 31, 2021, an aggregate of 791 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax withholding requirements and option costs, at an average price per share of $44.40, for an aggregate purchase price of approximately $35,122.
Note L – Net Income/(Loss) Per Share of Common Stock
Basic net income/(loss) per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 2,849, 3,651 and 4,427 shares for the years ended December 31, 2021, 2020 and 2019, respectively. Diluted net income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the assumed proceeds, which are deemed to be the proceeds from the exercise plus compensation cost not yet recognized attributable to future services using the treasury method, were used to purchase shares of the Company’s common stock at the average market price during the period, and b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive.

(in thousands)	Years Ended December 31,
	2021	2020	2019
Weighted average common shares outstanding:
Basic	78,442	78,635	79,577
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	3,186	—	4,069
Diluted	81,628	78,635	83,646
The year ended December 31, 2020 resulted in a net loss; therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. For the years ended December 31, 2021, 2020 and 2019, options to purchase approximately 5, 89 and 5 shares of common stock, respectively, have been excluded from the calculation of diluted net (loss)/income per share, as the result would have been anti-dilutive. For the year ended December 31, 2021 and 2020, 7 and 2,524 restricted shares were excluded from the calculation of diluted net (loss) per share, as the result would have been anti-dilutive. For the years ended December 31, 2019, all unvested restricted stock awards were dilutive. The Company had contingently issuable performance awards outstanding that did not meet the performance conditions as of year ended December 31, 2021 and, therefore, were excluded from the

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
calculation of diluted net income/(loss) per common share for the year ended December 31, 2021 and 2020. The maximum number of potentially dilutive shares that could be issued upon vesting for these performance awards was approximately 17,000 and 300,000 as of December 31, 2021 and 2020, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities.
Note M – Derivative Instruments
The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of December 31, 2021, the Company's entire net forward contracts hedging portfolio consisted of a notional amount of $30,293, with the fair value included on the Consolidated Balance Sheets in other current assets of $494 and other current liabilities of $46. For the twelve months ended December 31, 2021, the Company's hedging activities were considered effective, and, thus, no ineffectiveness from hedging activities was recognized in the Consolidated Statements of Income/(Loss) during the year. For the twelve months ended December 31, 2020, the Company's hedging activities were considered ineffective due to the impact of COVID-19 on the hedged transactions, and, thus, gains of $176 related to ineffectiveness from hedging activities were recognized in the Consolidated Statements of Income/(Loss) during the first quarter of 2020. These gains and losses recognized in Net income/(loss) on are located in Cost of sales (exclusive of depreciation and amortization) on the Consolidated Statements of Income/(Loss).
Note N – Leases
The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets as of December 31, 2021 and 2020:

		As of December 31,
(in thousands)	Classification on the Balance Sheet	2021	2020
Assets
Noncurrent (1) (2)	Operating lease right-of-use asset	$85,449	$101,379

Liabilities
Current	Operating leases - current portion	$30,759	$34,257
Noncurrent	Operating leases - long-term portion	80,072	98,592
Total operating lease liabilities		$110,831	$132,849

Weighted-average remaining lease term		4.6 years	5.0 years
Weighted-average discount rate		4.3%	4.3%
(1) During the year ended December 31, 2021, the Company recorded a pre-tax impairment charge related to its right-of-use assets of $1,023 in its Direct-to-Consumer and the Wholesale Accessories/Apparel segments.
(2) During the year ended December 31, 2020, the Company recorded a pre-tax impairment charge related to its lease right-of-use assets of $22,183 in its Direct-to-Consumer segment.
 The following table presents the composition of lease costs during the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Operating lease cost	$36,863	$42,368	$48,387
Variable lease cost (1)	18,206	13,412	172
Short-term lease cost	—	238	239
Less: sublease income	321	562	644
Total lease cost	$54,748	$55,456	$48,154
(1) For the year ended December 31, 2021 and 2020, the Company incurred expenses related to the COVID-19 lease amendments of $9,505 and $12,064, respectively, which were included in variable lease cost.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company recorded impairment charges of $1,023 and $22,183 related to lease right-of-use assets for the year ended December 31, 2021 and 2020. For 2021, these impairment charges were recorded in the Direct-to-Consumer and Wholesale Accessories/Apparel segments. For the year ended December 31, 2019, the Company recorded an impairment charge of $1,883. In 2020 and 2019, the impairment charges were recorded in the Direct-to- Consumer segment.
The following presents supplemental cash and non-cash information related to the Company's Operating leases:

	Years Ended December 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$31,870	$43,582
Noncash transactions:
Right-of-use asset obtained in exchange for new operating lease liabilities	$17,461	$2,746
Right-of-use asset amortization expense(1)	$32,371	$38,228
(1) Included in "Leases and other liabilities" in our Statement of Cash Flows.
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the Consolidated Balance Sheet:

(in thousands)	As of December 31, 2021
2022	$35,894
2023	26,659
2024	20,137
2025	16,125
2026	11,337
Thereafter	11,884
Total minimum lease payments	122,036
Less: interest	11,205
Present value of lease liabilities	$110,831
Rent expense for the years ended December 31, 2021, 2020 and 2019 was approximately $47,179, $49,619 and $61,283, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note O – Income Taxes
The components of income/(loss) before income taxes were as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Domestic	$171,297	$(63,025)	$119,166
Foreign	70,771	33,040	62,060
	$242,068	$(29,985)	$181,226
The components of provision/(benefit) for income taxes were as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Current:
Federal	$32,983	$(10,764)	$18,655
State and local	3,711	(545)	3,765
Foreign	11,635	7,958	11,940
	48,329	(3,351)	34,360
Deferred:
Federal	(1,402)	(4,940)	2,309
State and local	1,888	(2,962)	1,343
Foreign	794	(451)	1,492
	1,280	(8,353)	5,144
	$49,609	$(11,704)	$39,504
A reconciliation between income taxes computed at the federal statutory rate and the effective tax rate is as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Income taxes at federal statutory rate	21.0%	21.0%	21.0%
Effects of foreign operations	(0.8)	10.3	(0.1)
Stock-based compensation	(2.4)	11.8	(3.4)
State and local income taxes - net of federal income tax benefit	2.1	12.9	2.3
Nondeductible items	1.2	(0.4)	0.7
Impact of tax reform	—	14.0	—
Global intangible low-taxed income ("GILTI")	—	(18.2)	—
Valuation allowance	(0.5)	(9.3)	0.6
Other	(0.1)	(3.1)	0.7
Effective tax rate	20.5%	39.0%	21.8%
The primary changes between the Company’s effective tax rate for the year ended December 31, 2021 and 2020 are due to the year-over-year benefit resulting from the exercising and vesting of share-based awards, a decrease in tax benefit related to a net operating loss carryback claim set forth by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a decrease in the GILTI tax and an increase in pre-tax income in jurisdictions with higher tax rates.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The components of deferred tax assets and liabilities were as follows:

	As of December 31,
(in thousands)	2021	2020
Deferred tax assets
Receivable allowances	$8,313	$5,226
Inventory	7,992	4,681
Accrued expenses	310	1,109
Deferred compensation	6,486	7,418
Net operating loss carryforwards	6,129	9,987
Lease liability	26,436	31,975
Other	1,169	1,345
Gross deferred tax assets before valuation allowance	56,835	61,741

Less: valuation allowance	(3,753)	(4,968)
Gross deferred tax assets after valuation allowance	53,082	56,773

Deferred tax liabilities
Depreciation and amortization	(16,144)	(13,744)
Unremitted earnings of foreign subsidiaries	(3,138)	(2,964)
Right-of-use asset	(20,365)	(24,211)
Amortization of goodwill	(7,578)	(7,665)
Indefinite-lived intangibles	(4,654)	(5,336)
Gross deferred tax liabilities	(51,879)	(53,920)

Net deferred tax assets/(liabilities)	$1,203	$2,853
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
The Company’s decrease in valuation allowance of $1,215 is due to usage of net operating loss deferred tax assets in various foreign subsidiaries, which resulted in an aggregate valuation allowance of $3,753 for the year ended December 31, 2021.
A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Beginning Balance	$2,295	$1,150	$1,511
Additions for tax positions of prior years	—	1,145	—
Reductions for tax positions of prior years	(1,150)	—	(361)
Ending Balance	$1,145	$2,295	$1,150
For the years ended December 31, 2021, 2020 and 2019 the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $1,145, $2,295 and $1,150, in the aggregate, respectively. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Accrued interest and penalties on unrecognized tax benefits and interest and penalty expense was immaterial to the consolidated financial

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
statements for all periods presented. The unrecognized tax benefits are not expected to materially change in the next twelve months.
The Company files income tax returns in the U.S., for federal, state, and local purposes, and in certain other foreign jurisdictions. The Company's tax years 2018 through 2021 remain open to examination by most taxing authorities. During 2017, the U.S. Internal Revenue Service completed its audit of the Company's 2014 U.S. income tax return.
The Company’s consolidated financial statements provide for any related tax liability on amounts that may be repatriated from foreign operations, aside from undistributed earnings of certain of the Company’s foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. The deferred tax liability of $3,138 at December 31, 2021 reflects the withholding tax on amounts that may be repatriated from foreign operations.
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
Note P – Commitments, Contingencies and Other
Legal Proceedings:
In the ordinary course of business, the Company has various pending cases involving contractual disputes, employee-related matters, distribution matters, product liability claims, intellectual property infringement and other matters. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these legal proceedings should not have a material impact on the Company's financial condition, results of operations or cash flows. It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts.
Letters of credit:
At December 31, 2021, the Company had $751 open letters of credit for the purchase of inventory, which expire in 2030.
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
Future minimum royalty payments under all of the Company's license agreements are $8,250 and $5,438 for 2022 and 2023, respectively. Royalty expenses are included in the “cost of goods” section of the Company's Consolidated Statements of Income/(Loss).
Concentrations:
The Company maintains cash and cash equivalents with various major financial institutions, which at times are in excess of the amount insured.
During the year ended December 31, 2021, 2020 and 2019, the Company did not purchase more than 10% of its merchandise from any single supplier. Total product purchases from vendors located in China for the year ended December 31, 2021, 2020 and 2019, were 79%. 78%, and 88%.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2021, two customers represented approximately 14.0% and 10.6% of total revenue. At December 31, 2021, two customers accounted for 19.3% and 18.1% of total accounts receivable. The Company did not have any other customers who accounted for more than 10% of total revenue or any other customers who accounted for more than 10% of total accounts receivable.
At December 31, 2020, one customer represented approximately 13.9% of total revenue. At December 31, 2020, five customers accounted for 19.0%, 14.9%, 11.8%, 11.7%, and 10.3% of total accounts receivable. The Company did not have any other customers who accounted for more than 10% of total revenue or any other customers who accounted for more than 10% of total accounts receivable.
At December 31, 2019, sales to one customer represented approximately 11.9% of total revenue. At December 31, 2019, sales to three customers. represented 17.9%, 13.6% and 10.6% of total accounts receivable. The Company did not have any other customers who accounted for more than 10% of total revenue or any other customers who accounted for more than 10% of total accounts receivable.
Purchases are made primarily in United States dollars.
Note Q – Credit Agreement
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 31, 2021, the Company had no cash borrowings under the Credit Facility.
Note R – Factoring Agreement
In conjunction with the Credit Agreement described in Note Q – Credit Agreement, on July 22, 2020, the Company and certain of its subsidiaries (collectively, the “Madden Entities”) entered into an Amended and Restated Deferred Purchase Factoring Agreement (the “Factoring Agreement”) with Rosenthal & Rosenthal, Inc. ("Rosenthal"). Pursuant to the Factoring Agreement, Rosenthal serves as the collection agent with respect to certain receivables of the Madden Entities and is entitled to receive a base commission of 0.20% of the gross invoice amount of each receivable assigned for collection, plus certain additional fees and expenses, subject to certain minimum annual commissions. Rosenthal will generally assume the credit risk resulting from a customer’s financial inability to make payment of credit-approved receivables. The initial term of the Factoring Agreement is twelve months, subject to automatic renewal for additional twelve-month periods, and the Factoring Agreement may be terminated at any time by Rosenthal or the Madden Entities on 60 days' notice and upon the occurrence of certain other events. The Madden Entities pledged all of their rights under the Factoring Agreement to the Agent under the Credit Agreement to secure obligations arising under the Credit Agreement.
Note S – Note Receivable – Related Party
On June 25, 2007, the Company made a loan to Steven Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of stock options that were due to expire and to retain the underlying Company common stock. The loan, as amended, is secured by non-company securities held in Mr. Madden's brokerage account. The Company has agreed to forgive a portion of the note as long as Mr. Madden remains an employee of the Company through the note's maturity on December 31, 2023. For the years ended December 31, 2021, 2020 and 2019 the Company recorded a charge in the amount of $409 for each year, respectively, to write-off the required one-tenth of the principal amount of the secured promissory note, which was partially offset by imputed interest income of $23, $31 and $40, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note T – Segment Information
The Company operates the following operating segments, which are presented as reportable segments: Wholesale Footwear, Wholesale Accessories/Apparel, Direct-to- Consumer, First Cost and Licensing. Our Wholesale Footwear segment designs, sources and markets our brands and sells our products to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers and independent stores throughout the United States, Canada, Mexico, Europe, South Africa, and through our joint ventures and international distributor network. Our Wholesale Accessories/Apparel segment designs, sources and markets our brands and sells our products to department stores, mass merchants, off-price retailers, online retailers, specialty retailers and independent stores throughout the United States, Canada, Mexico, Europe, South Africa, and through our joint ventures and international distributor network. Our Direct-to-Consumer segment, which was referred to as the Retail segment in previous filings, consists of Steve Madden® and Superga® full-price retail stores, Steve Madden® outlet stores, Steve Madden® shop-in-shops and directly-operated digital e-commerce websites. Our retail stores are located in regional malls and shopping centers, as well as high streets in major cities across the United States, Canada, Mexico, South Africa, Israel, Taiwan and China. Our First Cost segment represents activities of one of our wholly-owned subsidiaries that earns commissions for serving as a buying agent for footwear products under private labels for select national chains, specialty retailers and value-priced retailers. Our Licensing segment is engaged in the licensing of the Steve Madden® and Madden Girl® trademarks for use in connection with the manufacturing, marketing and sale of select apparel categories, outerwear, hosiery, jewelry, hair accessories, watches, eyeglasses, sunglasses, umbrellas, bedding, luggage, fragrance and men’s leather accessories.
As of 2021, the Company displayed unallocated corporate expenses separately for all periods presented. Our Corporate activities do not constitute a reportable segment and include costs not directly attributable to the segments that are primarily related to costs associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security and other shared costs. The Chief Operating Decision Maker does not review asset information by segment, therefore we do not present assets in this note.

(in thousands)	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Direct-to- Consumer	First Cost	Licensing	Corporate (1)	Consolidated
For the Year Ended December 31, 2021
Total revenue	$1,022,322	$343,675	$1,365,997	$487,906	$2,346	$9,893	$—	$1,866,142
Gross profit	345,167	94,675	439,842	315,416	2,346	9,893	—	767,497
Income/(loss) from operations	217,163	26,628	243,791	74,542	1,971	8,108	(84,815)	243,597
Depreciation and amortization	2,946	2,769	5,715	3,976	—	—	5,517	15,208
Capital expenditures	1,051	807	1,858	1,156	9	—	3,585	6,608
For the Year Ended December 31, 2020
Total revenue	$713,662	$235,892	$949,554	$239,389	$3,902	$8,969	$—	$1,201,814
Gross profit	226,557	70,908	297,465	154,205	3,902	8,969	—	464,541
Income/(loss) from operations	91,887	(2,453)	89,434	(58,889)	2,594	5,828	(70,572)	(31,605)
Depreciation and amortization	3,143	2,586	5,729	6,696	92	—	4,843	17,360
Capital expenditures	1,206	164	1,370	1,472	—	—	3,720	6,562
For the Year Ended December 31, 2019
Total revenue	$1,112,091	$334,862	$1,446,953	$321,182	$7,441	$11,581	$—	$1,787,157
Gross profit	373,587	98,131	471,718	195,277	7,441	11,581	—	686,017
Income/(loss) from operations	216,917	37,609	254,526	2,210	(6,502)	8,154	(81,574)	176,814
Depreciation and amortization	4,287	3,186	7,473	9,177	179	—	4,508	21,337
Capital expenditures	1,937	91	2,028	5,306	—	—	10,977	18,311
(1) Revised to present unallocated corporate expenses separately for all periods presented. Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments that are primarily related to costs associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security and other shared costs.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Revenues by geographic area were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Domestic(1)	$1,641,090	$1,054,348	$1,572,224
International	225,052	147,466	214,932
Total	$1,866,142	$1,201,814	$1,787,157
(1) Includes revenues of $329,934, $249,235 and $333,704 for the years ended 2021, 2020 and 2019 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by our international entities.

Note U – Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2021
Markdown and chargeback allowances	$18,832	$58,813	$(48,690)	$28,955
Allowance for doubtful accounts	8,943	7,172	(3,842)	12,273
Deferred tax asset valuation allowance	4,968	229	(1,444)	3,753
Total	$32,743	$66,214	$(53,976)	$44,981
Year ended December 31, 2020
Markdown and chargeback allowances	$34,207	$30,508	$(45,883)	$18,832
Allowance for doubtful accounts	11,066	1,405	(3,528)	8,943
Deferred tax asset valuation allowance	2,230	2,738	—	4,968
Total	$47,503	$34,651	$(49,411)	$32,743
Year ended December 31, 2019
Markdown and chargeback allowances	$31,357	$90,031	$(87,181)	$34,207
Allowance for doubtful accounts	10,849	679	(462)	11,066
Deferred tax asset valuation allowance	649	1,581	—	2,230
Total	$42,855	$92,291	$(87,643)	$47,503