Form 10-Q
period 2022-03-31
STEVEN MADDEN, LTD.
filed 2022-04-29
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
(718) 446-1800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SHOO	The NASDAQ Stock Market LLC

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
Yes  ☐   No ☒

As of April 22, 2022, there were 79,864,587 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021	March 31, 2021
(in thousands, except par value)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$170,347	$219,499	$233,202
Short-term investments	9,897	44,037	39,788
Accounts receivable, net of allowances of $11,903, $12,273 and $9,730	39,418	26,546	34,722
Factor accounts receivable	390,163	364,982	285,162
Inventories	233,380	255,213	106,561
Prepaid expenses and other current assets	21,225	20,845	16,667
Income tax receivable and prepaid income taxes	3,673	13,538	18,429
Total current assets	868,103	944,660	734,531
Note receivable – related party	696	794	1,081
Property and equipment, net	36,436	35,790	40,458
Operating lease right-of-use asset	83,994	85,449	99,510
Deposits and other	4,304	4,180	5,216
Deferred taxes	6,254	4,581	5,414
Goodwill – net	168,409	167,995	167,979
Intangibles – net	110,330	112,093	114,754
Total Assets	$1,278,526	$1,355,542	$1,168,943
LIABILITIES
Current liabilities:
Accounts payable	$121,428	$136,766	$99,007
Accrued expenses	162,232	243,163	120,253
Operating leases – current portion	31,615	30,759	33,359
Income taxes payable	23,195	4,522	—
Contingent payment liability – current portion	2,050	5,109	113
Accrued incentive compensation	4,740	14,871	3,761
Total current liabilities	345,260	435,190	256,493
Contingent payment liability – long term portion	—	6,960	564
Operating leases – long-term portion	75,553	80,072	96,246
Deferred tax liabilities	3,378	3,378	2,767
Other liabilities	10,928	9,404	12,105
Total Liabilities	435,119	535,004	368,175
Commitments, contingencies and other (Note N)
STOCKHOLDERS’ EQUITY
Preferred stock – $0.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $0.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $0.0001 par value, 245,000 shares authorized,134,361, 134,029 and 133,477 shares issued, 79,869, 80,557 and 82,692 shares outstanding	8	8	8
Additional paid-in capital	502,254	495,999	485,556
Retained earnings	1,478,806	1,421,067	1,288,322
Accumulated other comprehensive loss	(28,022)	(29,544)	(28,529)
Treasury stock – 54,492, 53,472 and 50,785 shares at cost	(1,117,831)	(1,075,432)	(957,829)
Total Steven Madden, Ltd. stockholders’ equity	835,215	812,098	787,528
Noncontrolling interest	8,192	8,440	13,240
Total stockholders’ equity	843,407	820,538	800,768
Total Liabilities and Stockholders’ Equity	$1,278,526	$1,355,542	$1,168,943
See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Net sales	$557,344	$358,901
Commission and licensing fee income	2,390	2,124
Total revenue	559,734	361,025
Cost of sales (exclusive of depreciation and amortization)	331,836	221,921
Gross profit	227,898	139,104
Operating expenses	130,002	110,448
Impairment of fixed assets and lease right-of-use assets	—	612
Income from operations	97,896	28,044
Interest and other income/(expense) – net	57	(37)
Income before provision for income taxes	97,953	28,007
Provision for income taxes	23,360	5,676
Net income	74,593	22,331
Less: net income attributable to noncontrolling interest	80	1,134
Net income attributable to Steven Madden, Ltd.	$74,513	$21,197

Basic net income per share	$0.96	$0.27

Diluted net income per share	$0.94	$0.26

Basic weighted average common shares outstanding	77,251	79,038
Effect of dilutive securities – options/restricted stock	2,412	2,851
Diluted weighted average common shares outstanding	79,663	81,889

Cash dividends declared per common share	$0.21	$0.15

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31, 2022
(in thousands)	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$74,593
Other comprehensive income:
Foreign currency translation adjustment	$1,131	$—	1,131
Gain on cash flow hedging derivatives	87	(24)	63
Total other comprehensive income	$1,218	$(24)	1,194

Comprehensive income			75,787
Less: comprehensive income attributable to noncontrolling interests			(248)
Comprehensive income attributable to Steven Madden, Ltd.			$76,035

	Three Months Ended March 31, 2021
(in thousands)	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$22,331
Other comprehensive income:
Foreign currency translation adjustment	$(302)	$—	(302)
Gain on cash flow hedging derivatives	875	(252)	623
Total other comprehensive income	$573	$(252)	321

Comprehensive income			22,652
Less: comprehensive income attributable to noncontrolling interests			820
Comprehensive income attributable to Steven Madden, Ltd.			$21,832

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
(in thousands except per share data)	Shares	Amount				Shares	Amount
Balance - December 31, 2021	80,557	$8	$495,999	$1,421,067	$(29,544)	53,472	$(1,075,432)	$8,440	$820,538
Share repurchases and net settlement of awards under stock plan	(1,020)	—	—	—	—	1,020	(42,399)	—	(42,399)
Exercise of stock options	10	—	275	—	—	—	—	—	275
Issuance of restricted stock, net of forfeitures	322	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,980	—	—	—	—	—	5,980
Foreign currency translation adjustment	—	—	—	—	1,459	—	—	(328)	1,131
Cash flow hedge (net of tax expense of $24)	—	—	—	—	63	—	—	—	63
Dividends on common stock ($0.21 per share)	—	—	—	(16,774)	—	—	—	—	(16,774)
Net income	—	—	—	74,513	—	—	—	80	74,593
Balance - March 31, 2022	79,869	$8	$502,254	$1,478,806	$(28,022)	54,492	$(1,117,831)	$8,192	$843,407

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
(in thousands except per share data)	Shares	Amount				Shares	Amount
Balance - December 31, 2020	82,616	$8	$478,463	$1,279,550	$(29,164)	50,631	$(952,271)	$13,783	$790,369
Share repurchases and net tax settlement of awards under stock plan	(154)	—	—	—	—	154	(5,558)	—	(5,558)
Exercise of stock options	65	—	1,554	—	—	—	—	—	1,554
Issuance of restricted stock, net of forfeitures	165	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,539	—	—	—	—	—	5,539
Foreign currency translation adjustment	—	—	—	—	12	—	—	(314)	(302)
Cash flow hedge (net of tax of $252)	—	—	—	—	623	—	—	—	623
Dividends on common stock ($0.15 per share)	—	—	—	(12,425)	—	—	—	—	(12,425)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	(1,363)	(1,363)
Net income	—	—	—	21,197	—	—	—	1,134	22,331
Balance - March 31, 2021	82,692	$8	$485,556	$1,288,322	$(28,529)	50,785	$(957,829)	$13,240	$800,768

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$74,593	$22,331
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,980	5,539
Depreciation and amortization	5,223	4,028
Loss on disposal of fixed assets	208	222
Impairment of lease right-of-use asset and fixed assets	—	612
Deferred taxes	(1,673)	206
Accrued interest on note receivable - related party	(4)	(6)
Notes receivable - related party	102	102
Change in valuation of contingent payment liabilities	(4,910)	470
Recovery of receivables, related to the Payless ShoeSource bankruptcy	—	(919)
Changes, net of acquisitions, in:
Accounts receivable	(12,872)	(8,759)
Factor accounts receivable	(25,181)	(32,491)
Inventories	21,833	(5,141)
Prepaid expenses, income tax receivables, prepaid taxes, and other assets	9,802	(3,319)
Accounts payable and accrued expenses	(80,642)	22,097
Accrued incentive compensation	(10,131)	(112)
Leases and other liabilities	(1,774)	182
Net cash (used in)/provided by operating activities	(19,446)	5,042

Cash flows from investing activities:
Capital expenditures	(3,596)	(1,598)
Purchase of a trademark	(2,000)	—
Purchases of short-term investments	(9,668)	(2,054)
Maturity/sale of short-term investments	44,488	2,036
Net cash provided by/(used in) investing activities	29,224	(1,616)

Cash flows from financing activities:
Proceeds from exercise of stock options	275	1,554
Distribution of noncontrolling interest earnings	—	(1,363)
Common stock purchased for treasury	(42,399)	(5,558)
Cash dividends paid on common stock	(16,774)	(12,425)
Net cash used in financing activities	(58,898)	(17,792)
Effect of exchange rate changes on cash and cash equivalents	(32)	(296)
Net decrease in cash and cash equivalents	(49,152)	(14,662)
Cash and cash equivalents – beginning of period	219,499	247,864
Cash and cash equivalents – end of period	$170,347	$233,202

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2022
(in thousands except per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2021 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 1, 2022.

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

Note C – Acquisitions

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

Note D – Short-Term Investments

As of March 31, 2022 and December 31, 2021, short-term investments consisted of certificates of deposit. These securities are classified as current based upon their maturities. As of March 31, 2022 and December 31, 2021 short-term investments amounted to $9,897 and $44,037, respectively, and have original maturities less than or equal to one year as of the balance sheet date.

Note E – Fair Value Measurement

The accounting guidance under Accounting Standards Codification 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), requires the Company to make disclosures about the fair value of certain of its assets and liabilities. ASC 820-10

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2022
(in thousands except per share data)
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
•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
•Level 3: Significant unobservable inputs.

The Company’s financial assets and liabilities subject to fair value measurements as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022				December 31, 2021
	Fair value	Level 1	Level 2	Level 3	Fair value	Level 1	Level 2	Level 3
Assets:
Forward contracts	689	—	689	—	494	—	494	—
Total assets	$689	$—	$689	$—	$494	$—	$494	$—
Liabilities:
Contingent consideration	$2,050	$—	$—	$2,050	$6,960	$—	$—	$6,960
Forward contracts	139	—	139	—	46	—	46	—
Total liabilities	$2,189	$—	$139	$2,050	$7,006	$—	$46	$6,960

Forward contracts are used to manage the risk associated with the volatility of future cash flows (see Note M – Derivative Instruments). Fair value of these instruments is based on observable market transactions of spot and forward rates.

The Company's Level 3 balance consists of contingent consideration related to acquisitions. The changes in the Company's Level 3 liabilities for the periods ended March 31, 2022 and December 31, 2021 were as follows:

	Balance at January 1, 2022	Adjustments(1)	Transfer out of Level 3	Balance at March 31, 2022(2)
Liabilities:
Contingent consideration	$6,960	(4,910)	—	$2,050

	Balance at January 1, 2021	Adjustments(3)	Transfer out of Level 3(4)	Balance at December 31, 2021
Liabilities:
Contingent consideration	$207	11,862	(5,109)	$6,960

(1) In 2022, amount consists of an adjustment of $(4,910) that was included as a benefit in operating expenses, related to the change in valuation of the contingent consideration in connection with the acquisition of B.B. Dakota, Inc.
(2) Total contingent consideration liability of $2,050 is classified as current on the Consolidated Balance Sheets at March 31, 2022.
(3) In 2021, amount consists of adjustments of $11,869 and $(7) that were included as an expense in operating expenses, related to the change in valuation of the contingent consideration in connection with the acquisitions of B.B. Dakota, Inc. and GREATS Brand, Inc., respectively.
(4) On December 31, 2021, the transfer out of level 3 amount of $5,109, represented the current portion of our contingent liabilities and was measured at the amount payable based upon actual EBITDA performance for the related performance period. On March 31, 2022, $5,109 was recorded in accrued expenses on the Consolidated Balance Sheets, and is expected to be paid within the next three months.

At March 31, 2022, the liability for potential contingent consideration was $2,050 in connection with the August 12, 2019 acquisition of B.B. Dakota, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, between the Company and the sellers of B.B. Dakota, Inc., earn-out payments are based on EBITDA performance. The fair

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2022
(in thousands except per share data)
value of the contingent payments was estimated using the Black-Scholes-Merton option pricing method with a nonlinear payoff structure based on a set of financial metrics of B.B. Dakota, Inc. during the earn-out period, utilizing a discount rate of 10.8%.

At March 31, 2022, the liability for potential contingent consideration was $0 in connection with the August 9, 2019 acquisition of GREATS Brand, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, between the Company and the sellers of GREATS Brand, Inc., earn-out payments are based on EBITA performance. The fair value of the contingent payments was estimated using a risk neutral simulation method to model the probability of different financial results of GREATS Brand, Inc. during the earn-out period, utilizing a discount rate of 9.5%.

The fair value of trademarks is measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discount rates and implied royalty rates (see Note L – Goodwill and Intangible Assets).

The fair values of lease right-of-use assets and fixed assets related to Company-owned retail stores are measured on a non-recurring basis and were determined using Level 3 inputs, including estimated discounted future cash flows associated with the assets using sales trends, market rents and market participant assumptions (see Note F – Leases).

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2022
(in thousands except per share data)
Note F – Leases
The Company leases office space, sample production space, warehouses, showrooms, storage units and retail stores under operating leases. The Company’s portfolio of leases is primarily related to real estate. Since most of its leases do not provide a readily determinable implicit rate, the Company estimates its incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Some of the Company’s retail store leases provide for variable lease payments based on future sales volumes at the leased location, which are not measurable at the inception of the lease and are therefore not included in the measurement of the right-of-use assets and lease liabilities. Under Topic 842, "Leases," these variable lease costs are expensed as incurred.

Lease Position
The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021:

	Classification on the Balance Sheet	March 31, 2022	December 31, 2021
Assets
Noncurrent (1)	Operating lease right-of-use asset	$83,994	$85,449

Liabilities
Current	Operating leases – current portion	$31,615	$30,759
Noncurrent	Operating leases – long-term portion	75,553	80,072
Total operating lease liabilities		$107,168	$110,831

Weighted-average remaining lease term		4.4 years	4.6 years
Weighted-average discount rate		4.2%	4.3%
(1) During the year ended December 31, 2021, the Company recorded a pre-tax impairment charge related to its lease right-of-use assets of $1,023 in the Direct-to-Consumer and its Wholesale Accessories/Apparel segments.
Lease Costs
The table below presents certain information related to lease costs during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$8,255	$10,192
Variable lease cost (1)	1,394	7,343
Less: sublease income	125	80
Total lease cost	$9,524	$17,455
(1) For the three months ended March 31, 2021, the Company incurred expenses related to the COVID-19 lease amendments of $6,570 which were included in variable lease cost.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2022
(in thousands except per share data)
Other Information
The table below presents supplemental cash flow information related to leases as of the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$9,818	$10,901

	Three Months Ended March 31,
	2022	2021
Noncash transactions
Right-of-use asset obtained in exchange for new operating lease liabilities	$5,517	$7,283
Right-of-use asset amortization expense	$6,972	$8,770
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of March 31, 2022:

2022 (remaining nine months)	$27,309
2023	27,993
2024	21,297
2025	16,823
2026	11,786
Thereafter	12,213
Total minimum lease payments	117,421
Less: interest	10,253
Present value of lease liabilities	$107,168

Note G – Impairment of Other Long-Lived Assets

Property and equipment and lease-related right-of-use assets, along with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. In 2021, the Company identified indicators of impairment for long-lived assets at certain retail stores. For such stores, the Company performed a recoverability test, comparing estimated undiscounted cash flows to the carrying value of the related long-lived assets. When the carrying value was more than the estimated undiscounted cash flows, the Company determined that an impairment test was required. Fair values of the long-lived assets were estimated using an income approach based on management’s forecast of future cash flows derived from continued retail operations and the fair values of individual operating lease assets were determined using estimated market rental rates. Significant estimates are used in determining future cash flows of each store over its remaining lease term, including the Company's expectations of future projected cash flows that include revenues, operating expenses, and market conditions. An impairment loss is recorded if the carrying amount of the long-lived asset group exceeds its fair value. For the three months ended March 31, 2021, the Company recorded total impairment charges of $612, for impairment of its fixed assets and right-of-use assets in its Direct-to-Consumer segment. These charges were recorded in impairment of fixed assets and lease right-of-use assets in the Company’s Condensed Consolidated Statements of Income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2022
(in thousands except per share data)
Note H – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions, the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On April 24, 2019, the Board of Directors approved the expansion of the Company's Share Repurchase Program for up to $200,000 in repurchases of the Company's common stock, which included the amount remaining under the prior authorization. On November 2, 2021, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $200,000, bringing the total authorization to $250,000 which included the amount remaining under the prior authorization. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases, net settlements of employee stock awards or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the three months ended March 31, 2022, an aggregate of 926 shares of the Company's common stock, excluding net settlements of employee stock awards, were repurchased under the Share Repurchase Program, at a weighted average price per share of $41.56, for an aggregate purchase price of approximately $38,475. As of March 31, 2022, approximately $185,076 remained available for future repurchases under the Share Repurchase Program.

The Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (as further amended, the "2006 Plan"), which expired on April 6, 2019, and the Steven Madden, Ltd. 2019 Incentive Compensation Plan (the "2019 Plan") both provide the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding and/or option cost obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation and/or option cost. During the three months ended March 31, 2022, an aggregate of 94 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements and option costs, at an average price per share of $41.61, for an aggregate purchase price of approximately $3,924.

Note I – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 2,970 shares for the period ended March 31, 2022, compared to 3,593 shares for the period ended March 31, 2021. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the assumed proceeds, which are deemed to be the proceeds from the exercise plus compensation cost not yet recognized attributable to future services using the treasury method, were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive.

	Three Months Ended March 31,
	2022	2021
Weighted average common shares outstanding:
Basic	77,251	79,038
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	2,412	2,851
Diluted	79,663	81,889

For the three months ended March 31, 2022 and 2021, options to purchase approximately 5 and 4 shares of common stock, respectively, have been excluded from the calculation of diluted net income per share as the result would have been anti-dilutive. For the three months ended March 31, 2022 and 2021, 18 and 14 restricted shares were excluded from the calculation of diluted net income per share, respectively, as the result would have been anti-dilutive. The Company had contingently issuable performance awards outstanding that did not meet the performance conditions as of March 31, 2022 and 2021 and,

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2022
(in thousands except per share data)
therefore, were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2022 and 2021. The maximum number of potentially dilutive shares that could be issued upon vesting for these performance awards was approximately 12 and 17 as of March 31, 2022 and 2021, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities.

Note J – Income Taxes

The Company’s provision for income taxes for the three months ended March 31, 2022 and 2021 is based on the estimated annual effective tax rate, plus or minus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Income before provision for income taxes	$97,953	$28,007
Income tax expense	$23,360	$5,676
Effective tax rate	23.8%	20.3%

The difference between the Company’s effective tax rates for the three months ended March 31, 2022 and 2021 is primarily due to the expected jurisdictional mix of profit and losses from each period.

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

Note K – Equity-Based Compensation

The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

Common stock authorized	11,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(4,546)
Common stock available for grant of stock-based awards as of March 31, 2022	6,454

In addition, vested and unvested options to purchase 20 shares of common stock and 2,010 shares of unvested restricted stock awarded under the 2006 Plan were outstanding as of March 31, 2022.

Total equity-based compensation for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021
Restricted stock	$5,062	$4,509
Stock options	918	1,030
Total	$5,980	$5,539

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2022
(in thousands except per share data)
Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
Proceeds from stock options exercised	$275	$1,554
Intrinsic value of stock options exercised	$172	$867

During the three months ended March 31, 2022, options to purchase 310 shares vested with a weighted average exercise price of $29.31. During the three months ended March 31, 2021, options to purchase 357 shares vested with a weighted average exercise price of $25.55. As of March 31, 2022, there were unvested options relating to 160 shares of common stock outstanding with a total of $1,466 of unrecognized compensation cost and an average vesting period of 1.5 years.

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Volatility	45.1%	48.4%
Risk free interest rate	1.2%	0.2%
Expected life in years	5	3
Dividend yield	1.8%	1.8%
Weighted average fair value	$15.60	$10.33

Activity relating to stock options granted under the Company’s plans during the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	2,531	$29.06
Granted	9	46.47
Exercised	(10)	24.51
Outstanding at March 31, 2022	2,530	$29.14	2.5 years	$25,596
Exercisable at March 31, 2022	2,370	$28.36	2.4 years	$25,343

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2022
(in thousands except per share data)

Restricted Stock

The following table summarizes restricted stock activity during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1,	2,849	$23.80	3,651	$20.81
Granted	323	41.82	187	38.10
Vested	(201)	31.67	(223)	28.50
Forfeited	(1)	32.13	(22)	35.82
Outstanding at March 31,	2,970	$25.22	3,593	$21.14

As of March 31, 2022, the Company had $55,784 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average period of 3.4 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

Note L – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by reporting unit as of March 31, 2022:

	Wholesale			Net Carrying Amount
	Footwear	Accessories/ Apparel	Direct-to-Consumer
Balance at January 1, 2022	$90,066	$62,688	$15,241	$167,995
Translation	224	—	190	414
Balance at March 31, 2022	$90,290	$62,688	$15,431	$168,409

The following table details identifiable intangible assets as of March 31, 2022:

	Estimated Lives	Cost Basis	Accumulated Amortization	Impairment & Other(1)	Net Carrying Amount
Trade names	1–10 years	$18,695	$(10,787)	$(2,620)	$5,288
Customer relationships	10–20 years	38,680	(23,638)	(1,472)	13,570
		57,375	(34,425)	(4,092)	18,858
Re-acquired right	indefinite	35,200	—	(7,284)	27,916
Trademarks	indefinite	63,283	—	273	63,556
		$155,858	$(34,425)	$(11,103)	$110,330
(1) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar and Mexican peso in relation to the U.S. dollar.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2022
(in thousands except per share data)
The following table details identifiable intangible assets as of December 31, 2021:

	Estimated Lives	Cost Basis(1)	Accumulated Amortization	Impairment & Other(2)	Net Carrying Amount
Trade names	1–10 years	$18,695	$(9,025)	$(2,620)	$7,050
Customer relationships	10–20 years	38,680	(23,164)	(1,491)	14,025
		57,375	(32,189)	(4,111)	21,075
Re-acquired right	indefinite	35,200	—	(7,708)	27,492
Trademarks	indefinite	63,283	—	243	63,526
		$155,858	$(32,189)	$(11,576)	$112,093
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

The amortization of intangible assets amounted to $2,315 for the three months ended March 31, 2022 compared to $831 for the three months ended March 31, 2021 and is included in operating expenses in the Company's Condensed Consolidated Statements of Income. The estimated future amortization expense for intangibles as of March 31, 2022 is as follows:

2022 (remaining nine months)	$6,230
2023	1,760
2024	1,760
2025	1,760
2026	1,760
Thereafter	5,588
Total	$18,858

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2022
(in thousands except per share data)
Note M – Derivative Instruments
The Company uses derivative instruments, specifically forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of March 31, 2022, the Company's entire net forward contracts hedging portfolio consisted of a notional amount of $54,030, with the fair value included on the Consolidated Balance Sheets in other current assets of $689 and other current liabilities of $139. For the three months ended March 31, 2022 and 2021, the Company's hedging activities were considered effective, and, thus, no ineffectiveness from hedging activities was recognized in the Consolidated Statements of Income during the first quarter of 2022 and 2021. These gains and losses recognized in Cost of sales (exclusive of depreciation and amortization) on the Consolidated Statements of Income.
Note N – Commitments, Contingencies and Other
Future Minimum Royalty and Advertising Payments:

The Company has minimum commitments related to the Company’s license agreements. The Company sources, distributes, advertises and sells certain of its products pursuant to its license agreements with unaffiliated licensors. Royalty amounts under the license agreements are generally based on a stipulated percentage of sales, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms and some have additional renewal options, provided that minimum sales levels and certain other conditions are achieved. As of March 31, 2022, the Company had future minimum royalty and advertising payments of $11,875.

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

Letters of Credit:

As of March 31, 2022, the Company had $504.1 in letters of credit outstanding unrelated to the Company's Credit Agreement.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2022
(in thousands except per share data)
Note O – Operating Segment Information

The Company operates the following operating segments, which are presented as reportable segments: Wholesale Footwear, Wholesale Accessories/Apparel, Direct-to- Consumer, First Cost and Licensing. Our Wholesale Footwear segment designs, sources and markets our brands and sells our products to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers and independent stores throughout the United States, Canada, Mexico, Europe, South Africa, and through our joint ventures and international distributor network. Our Wholesale Accessories/Apparel segment designs, sources and markets our brands and sells our products to department stores, mass merchants, off-price retailers, online retailers, specialty retailers and independent stores throughout the United States, Canada, Mexico, Europe, South Africa, and through our joint ventures and international distributor network. Our Direct-to-Consumer segment, which was referred to as the Retail segment in previous filings, consists of Steve Madden® and Superga® full-price retail stores, Steve Madden® outlet stores, Steve Madden® concessions and directly-operated e-commerce websites. Our retail stores are located in regional malls and shopping centers, as well as high streets in major cities across the United States, Canada, Mexico, South Africa, Israel, Taiwan and China. Our First Cost segment represents activities of one of our wholly-owned subsidiaries that earns commissions for serving as a buying agent for footwear products under private labels for select national chains, specialty retailers and value-priced retailers. Our Licensing segment is engaged in the licensing of the Steve Madden® and Madden Girl® trademarks for use in connection with the manufacturing, marketing and sale of select apparel categories, outerwear, hosiery, jewelry, hair accessories, watches, eyeglasses, sunglasses, umbrellas, bedding, luggage, fragrance and men’s leather accessories.

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

As of and for the three months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Direct-to-Consumer	First Cost	Licensing	Corporate	Consolidated
March 31, 2022
Total revenue	$346,715	$102,283	$448,998	$108,346	$837	$1,553	$—	$559,734
Gross profit	134,074	23,914	157,988	67,520	837	1,553	—	227,898
Income/(loss) from operations	$94,091	$11,371	$105,462	$12,311	$595	$1,035	$(21,507)	$97,896
Capital expenditures	$116	$58	$174	$842	$—	$—	$2,580	$3,596
March 31, 2021
Total revenue	$216,779	$74,621	$291,400	$67,501	$583	$1,541	$—	$361,025
Gross profit	73,724	20,392	94,116	42,864	583	1,541	—	139,104
Income/(loss) from operations	$44,376	$7,515	$51,891	$(4,707)	$450	$1,150	$(20,740)	$28,044
Capital expenditures	$281	$710	$991	$183	$—	$—	$424	$1,598

Revenues by geographic area are as follows:

	Three Months Ended March 31,
	2022	2021
Domestic (1)	$484,961	$315,601
International	74,773	45,424
Total	$559,734	$361,025
(1) Includes revenues of $77,238 and $75,291, respectively, for the three months end March 31, 2022 and 2021 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by the Company's international entities.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2022
(in thousands except per share data)
Note P – Credit Agreement

On July 22, 2020, the Company entered into a $150,000 secured revolving credit agreement (as amended to date, the “Credit Agreement”) with various lenders and Citizens Bank, N.A., as administrative agent (the “Agent”), which replaced the Company’s existing credit facility provided by Rosenthal & Rosenthal, Inc. (“Rosenthal”). The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) scheduled to mature on July 22, 2025.

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

On March 25, 2022, an amendment to the Credit Agreement replaced the London Interbank Offering Rate (“LIBOR”) with the Bloomberg Short-Term Bank Yield Index (“BSBY”) as the interest rate benchmark. Borrowings under the Credit Agreement generally bear interest at a variable rate equal to a specified margin, which is based upon the average availability under the Credit Facility from time to time, plus, at the Company’s election (i) BSBY for the applicable interest period or (ii) the base rate (which is the highest of (a) the prime rate announced by the Agent, (b) the sum of the federal funds effective rate plus 0.50%, and (c) the sum of the one-month BSBY rate plus 1.00%).

Under the Credit Agreement, the Company must also pay (i) a commitment fee to the Agent, for the account of each lender, which accrues at a rate equal to 0.25% per annum on the average daily unused amount of the commitment of such lender, (ii) a letter of credit participation fee to the Agent, for the account of each lender, ranging from 1.25% to 1.75% per annum, based upon average availability under the Credit Facility from time to time, multiplied by the average daily amount available to be drawn under the applicable letter of credit, and (iii) a letter of credit fronting fee to each issuer of a letter of credit under the Credit Agreement, which will accrue at a rate per annum separately agreed upon between the Company and such issuer.

The Credit Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries. Among other requirements, availability under the Credit Facility must, at all times, equal or exceed the greater of $15,000 and 10% of the line cap (as defined in the Credit Agreement). Other than this minimum availability requirement, the Credit Agreement does not include any financial maintenance covenants.

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

As of March 31, 2022, the Company had no cash borrowings and no letters of credit outstanding under the Credit Agreement.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2022
(in thousands except per share data)
Note Q – Factoring Agreement

In conjunction with the Credit Agreement described in Note P – Credit Agreement, on July 22, 2020, the Company and certain of its subsidiaries (collectively, the “Madden Entities”) entered into an Amended and Restated Deferred Purchase Factoring Agreement (the “Factoring Agreement”) with Rosenthal & Rosenthal, Inc. ("Rosenthal"). Pursuant to the Factoring Agreement, Rosenthal serves as the collection agent with respect to certain receivables of the Madden Entities and is entitled to receive a base commission of 0.20% of the gross invoice amount of each receivable assigned for collection, plus certain additional fees and expenses, subject to certain minimum annual commissions. Rosenthal will generally assume the credit risk resulting from a customer’s financial inability to make payment of credit-approved receivables. The initial term of the Factoring Agreement is twelve months, subject to automatic renewal for additional twelve-month periods, and the Factoring Agreement may be terminated at any time by Rosenthal or the Madden Entities on 60 days' notice and upon the occurrence of certain other events. The Madden Entities pledged all of their rights under the Factoring Agreement to the Agent under the Credit Agreement to secure obligations arising under the Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three months ended March 31, 2022 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

All references in this Quarterly Report to “we,” “our,” “us” and the “Company” refer to Steven Madden, Ltd. and its subsidiaries unless the context indicates otherwise.

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
•supply chain disruptions to product delivery systems and logistics, and our ability to properly manage inventory;
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

These risks and uncertainties, along with the risk factors discussed under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and, in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021, should be considered in evaluating any forward-looking statements contained in this report. We do not undertake any obligation to publicly update any forward-looking statement, including without limitation, any guidance regarding revenue or earnings, whether as a result of new information, future developments or otherwise.

Overview:
($ in thousands, except earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries design, source and market fashion-forward branded and private label footwear, accessories and apparel for women, men and children. We distribute our products through department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers and independent stores throughout the United States, Canada, Mexico, Europe, South Africa and certain other international markets. In addition, our products are distributed through our retail stores within the United States, Canada, Mexico and South Africa, and our joint ventures in Israel, Taiwan and China, and under special distribution arrangements in certain European countries, the Middle East, North Africa, South and Central America, Australia and various countries in Asia, in addition to our e-commerce sites. Our product lines include a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality, trend-right products at accessible price points, delivered in an efficient manner and time frame.

Executive Summary

COVID-19

The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. The COVID-19 pandemic has also significantly impacted our supply chain. We have experienced disruptions and delays in shipments and increases in the pricing of most components of our products. The receipt of inventory sourced from areas impacted by COVID-19 has been slowed or disrupted and our manufacturers have also faced similar challenges in receiving raw materials and fulfilling our orders. In addition, there is significant inflationary pressure on ocean and air freight costs as capacity issues and port congestions continue to persist due to the post pandemic demand levels.

Key Highlights

Total revenue for the quarter ended March 31, 2022 increased 55.0% to $559,734 compared to $361,025 in the same period of last year. Net income attributable to Steven Madden, Ltd. was $74,513 in the first quarter of 2022 compared to $21,197 in the same period of last year. The effective tax rate for the first quarter of 2022 increased to 23.8% compared to 20.3% in the first quarter of last year. Net income was $0.94 per share on 79,663 diluted weighted average shares outstanding in the first quarter of 2022 compared to $0.26 per share on 81,889 diluted weighted average shares outstanding in the first quarter of last year.

Our inventory turnover, calculated on a trailing twelve-month average, for the quarters ended March 31, 2022 and 2021 was 5.9 times and 7.0 times, respectively. The decrease in inventory turnover is primarily due to the increase in lead times as a result of the supply chain disruptions and higher penetration from our Direct-to-Consumer segment. Our total Company accounts receivable days outstanding decreased to 71 days in the first quarter of 2022 compared to 79 days in the first quarter of 2021. As of March 31, 2022, we had $180,244 in cash, cash equivalents and short-term investments, no debt and total stockholders’ equity of $843,407. Working capital was $522,843 as of March 31, 2022, compared to $478,038 on March 31, 2021.

The following tables set forth information on operations for the periods indicated:

Selected Financial Information

	Three Months Ended March 31,
(in thousands, except for number of stores)	2022		2021
CONSOLIDATED:
Net sales	$557,344	99.6%	$358,901	99.4%
Commission and licensing income	2,390	0.4%	2,124	0.6%
Total revenue	559,734	100.0%	361,025	100.0%
Cost of sales (exclusive of depreciation and amortization)	331,836	59.3%	221,921	61.5%
Gross profit	227,898	40.7%	139,104	38.5%
Operating expenses	130,002	23.2%	110,448	30.6%
Impairment of fixed assets and lease right-of-use assets	—	—%	612	0.2%
Income from operations	97,896	17.5%	28,044	7.8%
Interest and other income/(expense) – net	57	—%	(37)	—%
Income before provision for income taxes	$97,953	17.5%	$28,007	7.8%
Net income attributable to Steven Madden, Ltd.	$74,513	13.3%	$21,197	5.9%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total Revenue	$346,715	100.0%	$216,779	100.0%
Cost of sales (exclusive of depreciation and amortization)	212,641	61.3%	143,055	66.0%
Gross profit	134,074	38.7%	73,724	34.0%
Operating expenses	39,983	11.5%	29,348	13.5%
Income from operations	$94,091	27.1%	$44,376	20.5%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total Revenue	$102,283	100.0%	$74,621	100.0%
Cost of sales (exclusive of depreciation and amortization)	78,369	76.6%	54,229	72.7%
Gross profit	23,914	23.4%	20,392	27.3%
Operating expenses	12,543	12.3%	12,877	17.3%
Income from operations	$11,371	11.1%	$7,515	10.1%

DIRECT-TO-CONSUMER SEGMENT:
Total Revenue	$108,346	100.0%	$67,501	100.0%
Cost of sales (exclusive of depreciation and amortization)	40,826	37.7%	24,637	36.5%
Gross profit	67,520	62.3%	42,864	63.5%
Operating expenses	55,209	51.0%	46,959	69.6%
Impairment of fixed assets and lease right-of-use assets	—	—%	612	0.9%
Income/(loss) from operations	$12,311	11.4%	$(4,707)	(7.0)%
Number of stores	219		215

FIRST COST SEGMENT:
Commission income	$837	100.0%	$583	100.0%
Gross profit	837	100.0%	583	100.0%
Operating expenses	242	28.9%	133	22.8%
Income from operations	$595	71.1%	$450	77.2%

LICENSING SEGMENT:
Licensing income	$1,553	100.0%	$1,541	100.0%
Gross profit	1,553	100.0%	1,541	100.0%
Operating expenses	518	33.4%	391	25.4%
Income from operations	$1,035	66.6%	$1,150	74.6%

Corporate:
Operating expenses	$(21,507)	—%	$(20,740)	—%
Loss from operations	$(21,507)	—%	$(20,740)	—%

RESULTS OF OPERATIONS
($ in thousands, except for number of stores)

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Consolidated:

Total revenue for the three months ended March 31, 2022 increased 55.0% to $559,734 compared to $361,025 in the same period of last year, primarily due to increases in the Direct-to-Consumer, Wholesale Footwear and Wholesale Accessories/Apparel segments. Gross profit was $227,898, or 40.7% of total revenue, as compared to $139,104, or 38.5% of total revenue, in the prior-year period. The increase in gross profit as a percentage of total revenue was driven by a higher penetration of Direct-to-consumer sales and a strong expansion in the wholesale footwear business, partially offset by an increase in freight costs. Operating expenses in the first quarter of 2022 were $130,002, or 23.2% of total revenue, as compared to $110,448, or 30.6% of total revenue, in the first quarter of the prior year. The decrease in operating expenses as a percentage of total revenue was primarily attributable to greater leverage from higher revenue and a benefit from the change in valuation of our contingent considerations, partially offset by the accelerated amortization of a trademark. For the three months ended March 31, 2021 impairment charges of $612 related to fixed assets and lease right-of-use assets were recorded. Income from operations for the three months ended March 31, 2022 increased to $97,896, or 17.5% of total revenue, as compared to $28,044, or 7.8% of total revenue, in the prior-year period. The effective tax rate in the first quarter of 2022 was 23.8% compared to 20.3% in the first quarter of last year. The difference in effective tax rate was primarily due to the expected jurisdictional mix of profit and losses from each period. Net income attributable to Steven Madden, Ltd. for the first quarter of 2022 was $74,513 compared to $21,197 in the first quarter of 2021.

Wholesale Footwear Segment:

Revenue from the Wholesale Footwear segment in the first quarter of 2022 accounted for $346,715, or 61.9% of total revenue, as compared to $216,779, or 60.0% of total revenue, in the first quarter of 2021. The 59.9% increase in revenue in the current period is primarily the result of an increase in our Steve Madden, Dolce Vita, Anne Klein and Betsey Johnson brands. Gross profit was $134,074, or 38.7% of Wholesale Footwear revenue, in the first quarter of 2022 as compared to $73,724, or 34.0% of Wholesale Footwear revenue, in the first quarter of 2021. The increase in gross profit as a percentage of revenue was primarily due to stronger full-price sell-through, less close-outs and a mix shift to our higher margin branded businesses. Operating expenses in the first quarter of 2022 were $39,983, or 11.5% of Wholesale Footwear revenue, as compared to $29,348, or 13.5% of Wholesale Footwear revenue, in the first quarter of the prior year. The decrease in operating expenses as a percentage of Wholesale Footwear revenue was primarily attributable to greater leverage from higher revenue. Income from operations increased to $94,091, or 27.1% of Wholesale Footwear revenue, in the first quarter of 2022 as compared to $44,376, or 20.5% of Wholesale Footwear revenue in the first quarter of the prior year.

Wholesale Accessories/Apparel Segment:

Revenue from the Wholesale Accessories/Apparel segment in the first quarter of 2022 accounted for $102,283, or 18.3% of total revenue, as compared to $74,621, or 20.7% of total revenue, in the first quarter of 2021. The 37.1% increase in revenue in the current period is primarily the result of an increase in our branded handbag business as well as our BB Dakota Steve Madden apparel business. Gross profit was $23,914, or 23.4% of Wholesale Accessories/Apparel revenue, in the first quarter of 2022 as compared to $20,392, or 27.3% of Wholesale Accessories/Apparel revenue, in the first quarter of the prior year. The decrease of gross profit as a percentage of revenue was primarily due to increased markdowns and freight pressure. Operating expenses in the first quarter of 2022 were $12,543, or 12.3% of Wholesale Accessories/Apparel revenue, as compared to $12,877, or 17.3% of Wholesale Accessories/Apparel revenue, in the same period of last year. The decrease in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to greater leverage from higher revenue and a benefit from the change in valuation of our contingent considerations, partially offset by accelerated amortization of a trademark. Income from operations for the Wholesale Accessories/Apparel segment in the first quarter of 2022 was $11,371, or 11.1% of Wholesale Accessories/Apparel revenue, as compared to $7,515, or 10.1% of Wholesale Accessories/Apparel revenue in the first quarter of the prior year.

Direct-to-Consumer Segment:

In the first quarter of 2022, revenue from the Direct-to-Consumer segment accounted for $108,346, or 19.4% of total revenue, as compared to $67,501, or 18.7% of total revenue, in the first quarter of 2021. The 60.5% increase in revenue was driven by strong performance in both our e-commerce business and our brick-and-mortar stores. As of March 31, 2022 we operated 213 brick-and-mortar stores and six e-commerce websites compared to 208 brick-and-mortar stores and seven e-commerce websites as of March 31, 2021. In addition, we operated 19 concessions in international markets as of March 31, 2022. Comparable store sales increased 54.3% during the first quarter of 2022 compared to the prior year period. Comparable store sales refers to sales of brick-and-mortar stores, and e-commerce websites, that were open at least for a full twelve months. Gross profit in the first quarter of 2022 was $67,520, or 62.3% of Direct-to-Consumer revenue, compared to $42,864, or 63.5% of Direct-to-Consumer revenue, in the first quarter of 2021. The decrease of gross profit as a percentage of revenue was primarily due to freight pressure. Operating expenses in the first quarter of 2022 were $55,209, or 51.0% of Direct-to-Consumer revenue, as compared to $46,959, or 69.6% of Direct-to-Consumer revenue, in the first quarter of 2021. The decrease in operating expenses as a percentage of revenue was primarily attributable to greater leverage from higher revenue. In the three months ended March 31, 2021 an impairment charge of $612, related to fixed assets and lease right-of-use assets was recorded. In the first quarter of 2022, income from operations for the Direct-to-Consumer segment was $12,311, or 11.4% of Direct-to-Consumer revenue, as compared to a loss from operations of ($4,707), or (7.0%) of Direct-to-Consumer revenue in the same period last year.

First Cost Segment:

Commission income generated by the First Cost segment accounted for $837, or 0.1% of total revenue, in the first quarter of 2022 compared to $583, or 0.2% of total revenue, in the first quarter of 2021. Operating expenses were $242 in the current period compared to $133 in the same period last year. Income from operations was $595 in the first quarter of 2022 as compared to $450 in the same period last year.

Licensing Segment:

Royalty income generated by the Licensing segment accounted for $1,553, or 0.3% of total revenue, in the first quarter of 2022 compared to $1,541, or 0.4% of total revenue, in the first quarter of 2021. Operating expenses were $518 in the current period compared to $391 in the same period of last year. Income from operations for the Licensing segment was $1,035 as compared to $1,150 in the same period last year.

Corporate:

Our corporate activities do not constitute a reportable segment and include costs in operating expenses not directly attributable to the reportable segments. Corporate is primarily related to costs associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security and other shared costs. Corporate operating expenses increased to $21,507 or 3.8% of total revenue in the first quarter of 2022 as compared to $20,740 or 5.7% of total revenue in the first quarter of 2021.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments totaled $180,244 and $263,536 as of March 31, 2022 and December 31, 2021, respectively. Of the total cash, cash equivalents and short-term investments as of March 31, 2022, $100,563, or approximately 56%, was held in our foreign subsidiaries and of the total cash, cash equivalents and short-term investments on December 31, 2021, $156,112, or approximately 59%, was held in our foreign subsidiaries.
On July 22, 2020, we entered into a $150,000, five-year, asset-based revolving credit facility with various lenders and Citizens Bank, N.A.
As of March 31, 2022, we had working capital of $522,843, cash and cash equivalents of $170,347, short-term investments of $9,897, no cash borrowing and $504.1 in letters of credit outstanding unrelated to the our credit agreement.
We believe that based on our current financial position and available cash, cash equivalents, and short-term investments, we will meet all our financial commitments and operating needs for the next twelve months and on a long-term basis. In addition, our $150,000 asset-based revolving credit facility provides us with additional liquidity and flexibility.

Cash Flows
A summary of our cash provided by and used in operating, investing, and financing activities is as follows:
Operating Activities
Cash used in operations was $19,446 for the three months ended March 31, 2022 compared to cash provided by operations of $5,042 in the same period of last year. The decrease in cash provided by operations was primarily driven by unfavorable changes in accounts payable and accrued expenses partially offset by an increase in net income and favorable changes in inventories.

Investing Activities

Cash provided by investing activities was $29,224 for the three months ended March 31, 2022, which consisted of cash received of $44,488 from the maturities and sales of short-term investments partially offset by purchases of $9,668 in short-term investments. We also made capital expenditures of $3,596, principally for leasehold improvements to office space, new stores and systems enhancements and purchased a trademark for $2,000.

Financing Activities

During the three months ended March 31, 2022, net cash used in financing activities was $58,898, which consisted of share repurchases of $42,399 and cash dividends paid of $16,774.

Contractual Obligations

Our contractual obligations as of March 31, 2022 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2022	2023-2024	2025-2026	2027 and after
Operating lease obligations	$117,421	$27,309	$49,290	$28,609	$12,213
Purchase obligations	229,647	229,647	—	—	—
Future minimum royalty and advertising payments	11,875	6,438	5,437	—	—
Transition tax	13,284	1,563	6,837	4,884	—
Total	$372,227	$264,957	$61,564	$33,493	$12,213
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
We have employment agreements with our Creative and Design Chief, Steven Madden, and certain executive officers, which provide for the payment of compensation aggregating to approximately $7,893 in the remainder of 2022, 8,900 in 2023, and $1,172 in 2024. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits, including stock-related compensation.
Transition tax of $13,284 was the result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). Excluded from the contractual obligations table above are long-term taxes payable of $1,145 as of March 31, 2022 primarily related to uncertain tax positions, for which we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year due to uncertainties in the timing of tax audit outcomes.
Dividends
The Company’s Board of Directors approved a quarterly cash dividend of $0.21 per share. The dividend is payable on June 24, 2022 to stockholders of record as of the close of business on June 13, 2022.

Future quarterly cash dividend payments are subject to the discretion of our Board of Directors and contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that cash dividends will be paid to holders of our common stock in the future.

Inflation

Inflation and cost pressures, including increasing raw material, wage and freight costs, have had a significant impact on our profitability in the three months ended March 31, 2022 and elevated prices are expect to continue throughout 2022. Historically, we have minimized the impact of product cost increases by increasing prices, renegotiating costs, changing suppliers and improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.

Off-Balance Sheet Arrangements
In addition to the commitments included in the Contractual Obligations table above, we have outstanding letters of credit of $504.1 outstanding as of March 31, 2022 related to the purchase of inventory. These letters of credit expire at various dates through 2030.
We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our consolidated financial statements. Refer to Note N – Commitments, Contingencies and Other to the Condensed Consolidated Financial Statements included in this Quarterly Report for further information.

Critical Accounting Policies and the Use of Estimates
There have been no material changes to our critical accounting policies and the use of estimates from these disclosures reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on March 1, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)

Interest Rate Risk

We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and BSBY. The terms of our $150,000 asset-based revolving credit agreement and our collection agency agreement with Rosenthal & Rosenthal, Inc. can be found in the Liquidity and Capital Resources section of Item 2 and in Note P and Note Q , respectively, to the Condensed Consolidated Financial Statements included in this Quarterly Report. Because we had no cash borrowings under the Credit Facility as of March 31, 2022, a 10.0% change in interest rates, with all other variables held constant, would have no effect on our reported interest expense.
As of March 31, 2022, we held short-term investments valued at $9,897, which consist of certificates of deposit. We have the ability to hold these investments until maturity.
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
In the first three months of 2022, we entered into forward foreign exchange contracts with notional amounts totaling $54,030. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of March 31, 2022. As of March 31, 2022, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts, with all other variables held constant, would result in a net increase or decrease, respectively, in the fair value of our derivatives portfolio of approximately $4,598.
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

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022 (the “2021 Form 10-K”) which could materially affect our business, financial condition, operating results, earnings or stock price, in various ways. The risks described in the 2021 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
($ in thousands, except par value and per share data)

The following table presents the total number of shares of our common stock, par value $0.0001 per share, purchased by us in the three months ended March 31, 2022, the average price paid per share and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period pursuant to our Share Repurchase Program. See also Note H to the Condensed Consolidated Financial Statements. During the three months ended March 31, 2022, there were no sales by us of unregistered shares of common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2022 - 1/31/2022	343	$42.73	329	$209,547
2/1/2022 - 2/28/2022	325	$41.92	317	$196,242
3/1/2022 - 3/31/2022	352	$40.12	280	$185,076
Total	1,020	$41.57	926
(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan, each provide us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy all or part of the tax-withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations and the cost of the option by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the tax-withholding rate and the cost of the option. Included in this table are shares withheld during the first quarter of 2022 in connection with the settlement of stock awards to satisfy the cost of options and tax-withholding requirements with an aggregate purchase price of approximately $3,924.

ITEM 6. EXHIBITS

10.1
Employment Agreement, dated as of December 31, 2021, between the Company and Edward R. Rosenfeld (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2022)

10.2
First Amendment to Credit Agreement, dated as of March 25, 2022, among Steven Madden, Ltd., the other loan parties party thereto, the lenders party thereto, and Citizen Bank, N.A., as administrative agent (which includes marked Credit Agreement as Annex I thereto) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2022)

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL) with applicable taxonomy extension information contained in Exhibit 101*

†	Filed herewith
*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 29, 2022

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ZINE MAZOUZI
Zine Mazouzi
Chief Financial Officer