Form 10-Q
period 2022-06-30
STEVEN MADDEN, LTD.
filed 2022-07-29
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
Yes  ☐   No ☒

As of July 27, 2022, there were 79,000,272 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021	June 30, 2021
(in thousands, except par value)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$150,929	$219,499	$262,144
Short-term investments	29,569	44,037	40,513
Accounts receivable, net of allowances of $13,095, $12,273 and $10,586	31,377	26,546	24,598
Factor accounts receivable	344,716	364,982	254,545
Inventories	306,547	255,213	125,525
Prepaid expenses and other current assets	31,047	20,845	20,549
Income tax receivable and prepaid income taxes	12,225	13,538	15,906
Total current assets	906,410	944,660	743,780
Note receivable – related party	598	794	987
Property and equipment, net	35,004	35,790	38,213
Operating lease right-of-use asset	85,608	85,449	97,222
Deposits and other	4,029	4,180	4,574
Deferred taxes	6,517	4,581	5,415
Goodwill – net	167,959	167,995	168,426
Intangibles – net	107,167	112,093	114,526
Total Assets	$1,313,292	$1,355,542	$1,173,143
LIABILITIES
Current liabilities:
Accounts payable	$105,130	$136,766	$91,822
Accrued expenses	219,005	243,163	139,717
Operating leases – current portion	31,074	30,759	33,561
Income taxes payable	14,100	4,522	1,477
Contingent payment liability – current portion	2,000	5,109	3,660
Accrued incentive compensation	8,334	14,871	8,921
Total current liabilities	379,643	435,190	279,158
Contingent payment liability – long term portion	—	6,960	4,381
Operating leases – long-term portion	76,023	80,072	92,179
Deferred tax liabilities	3,378	3,378	2,921
Other liabilities	10,930	9,404	11,982
Total Liabilities	469,974	535,004	390,621
Commitments, contingencies and other (Note N)
STOCKHOLDERS’ EQUITY
Preferred stock – $0.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $0.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $0.0001 par value, 245,000 shares authorized,134,427, 134,029 and 133,817 shares issued, 79,007, 80,557 and 82,156 shares outstanding	8	8	8
Additional paid-in capital	508,063	495,999	481,646
Retained earnings	1,510,651	1,421,067	1,312,827
Accumulated other comprehensive loss	(32,729)	(29,544)	(25,081)
Treasury stock – 55,420, 53,472 and 51,661 shares at cost	(1,152,459)	(1,075,432)	(995,065)
Total Steven Madden, Ltd. stockholders’ equity	833,534	812,098	774,335
Noncontrolling interest	9,784	8,440	8,187
Total stockholders’ equity	843,318	820,538	782,522
Total Liabilities and Stockholders’ Equity	$1,313,292	$1,355,542	$1,173,143
See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net sales	$532,680	$394,797	$1,090,024	$753,698
Commission and licensing fee income	2,309	3,097	4,699	5,221
Total revenue	534,989	397,894	1,094,723	758,919
Cost of sales (exclusive of depreciation and amortization)	317,224	227,839	649,060	449,760
Gross profit	217,765	170,055	445,663	309,159
Operating expenses	152,526	121,860	282,528	232,308
Impairment of fixed assets and lease right-of-use assets	—	477	—	1,089
Income from operations	65,239	47,718	163,135	75,762
Interest and other expense – net	(1,291)	(777)	(1,234)	(814)
Income before provision for income taxes	63,948	46,941	161,901	74,948
Provision for income taxes	15,033	9,600	38,393	15,276
Net income	48,915	37,341	123,508	59,672
Less: net income attributable to noncontrolling interest	455	489	535	1,623
Net income attributable to Steven Madden, Ltd.	$48,460	$36,852	$122,973	$58,049

Basic net income per share	$0.63	$0.47	$1.60	$0.74

Diluted net income per share	$0.62	$0.45	$1.55	$0.71

Basic weighted average common shares outstanding	76,556	78,899	76,902	78,968
Effect of dilutive securities – options/restricted stock	2,158	3,162	2,288	3,013
Diluted weighted average common shares outstanding	78,714	82,061	79,190	81,981

Cash dividends declared per common share	$0.21	$0.15	$0.42	$0.30

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(in thousands)	Pre-tax amounts	Tax expense	After-tax amounts	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$48,915			$123,508
Other comprehensive income/(loss):
Foreign currency translation adjustment	$(5,564)	$—	(5,564)	$(4,433)	$—	(4,433)
Gain on cash flow hedging derivatives	640	(164)	476	725	(186)	539
Total other comprehensive loss	$(4,924)	$(164)	(5,088)	$(3,708)	$(186)	(3,894)

Comprehensive income			43,827			119,614
Less: comprehensive income/ (loss) attributable to noncontrolling interests			74			(174)
Comprehensive income attributable to Steven Madden, Ltd.			$43,753			$119,788

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(in thousands)	Pre-tax amounts	Tax benefit	After-tax amounts	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$37,341			$59,672
Other comprehensive income:
Foreign currency translation adjustment	$3,887	$—	3,887	$3,585	$—	3,585
(Loss)/ gain on cash flow hedging derivatives	(23)	6	(17)	815	(209)	606
Total other comprehensive income	$3,864	$6	3,870	$4,400	$(209)	4,191

Comprehensive income			41,211			63,863
Less: comprehensive income attributable to noncontrolling interests			911			1,731
Comprehensive income attributable to Steven Madden, Ltd.			$40,300			$62,132

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - March 31, 2022	79,869	$8	$502,254	$1,478,806	$(28,022)	54,492	$(1,117,831)	$8,192	$843,407
Share repurchases and net settlement of awards under stock plan	(928)	—	—	—	—	928	(34,628)	—	(34,628)
Exercise of stock options	8	—	140	—	—	—	—	—	140
Issuance of restricted stock, net of forfeitures	58	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,170	—	—	—	—	—	6,170
Foreign currency translation adjustment	—	—	—	—	(5,183)	—	—	(381)	(5,564)
Cash flow hedge (net of tax expense of $164)	—	—	—	—	476	—	—	—	476
Dividends on common stock ($0.21 per share)	—	—	—	(16,615)	—	—	—	—	(16,615)
Sale of minority noncontrolling interest of a subsidiary	—	—	(501)	—	—	—	—	1,518	1,017
Net income	—	—	—	48,460	—	—	—	455	48,915
Balance - June 30, 2022	79,007	$8	$508,063	$1,510,651	$(32,729)	55,420	$(1,152,459)	$9,784	$843,318

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2021	80,557	$8	$495,999	$1,421,067	$(29,544)	53,472	$(1,075,432)	$8,440	$820,538
Share repurchases and net settlement of awards under stock plan	(1,948)	—	—	—	—	1,948	(77,027)	—	(77,027)
Exercise of stock options	18	—	415	—	—	—	—	—	415
Issuance of restricted stock, net of forfeitures	380	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	12,150	—	—	—	—	—	12,150
Foreign currency translation adjustment	—	—	—	—	(3,724)	—	—	(709)	(4,433)
Cash flow hedge (net of tax expense of $186)	—	—	—	—	539	—	—	—	539
Dividends on common stock ($0.42 per share)	—	—	—	(33,389)	—	—	—	—	(33,389)
Sale of minority noncontrolling interest of a subsidiary	—	—	(501)	—	—	—	—	1,518	1,017
Net income	—	—	—	122,973	—	—	—	535	123,508
Balance - June 30, 2022	79,007	$8	$508,063	$1,510,651	$(32,729)	55,420	$(1,152,459)	$9,784	$843,318

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - March 31, 2021	82,692	$8	$485,556	$1,288,322	$(28,529)	50,785	$(957,829)	$13,240	$800,768
Share repurchases and net tax settlement of awards under stock plan	(876)	—	—	—	—	876	(37,236)	—	(37,236)
Exercise of stock options	230	—	5,269	—	—	—	—	—	5,269
Issuance of restricted stock, net of forfeitures	110	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,480	—	—	—	—	—	5,480
Foreign currency translation adjustment	—	—	—	—	3,465	—	—	422	3,887
Cash flow hedge (net of tax benefit of $6)	—	—	—	—	(17)	—	—	—	(17)
Dividends on common stock ($0.15 per share)	—	—	—	(12,347)	—	—	—	—	(12,347)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	(1,496)	(1,496)
Acquisition of noncontrolling interest	—	—	(14,659)	—	—	—	—	(4,468)	(19,127)
Net income	—	—	—	36,852	—	—	—	489	37,341
Balance - June 30, 2021	82,156	$8	$481,646	$1,312,827	$(25,081)	51,661	$(995,065)	$8,187	$782,522

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2020	82,616	$8	$478,463	$1,279,550	$(29,164)	50,631	$(952,271)	$13,783	$790,369
Share repurchases and net tax settlement of awards under stock plan	(1,030)	—	—	—	—	1,030	(42,794)	—	(42,794)
Exercise of stock options	295	—	6,823	—	—	—	—	—	6,823
Issuance of restricted stock, net of forfeitures	275	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	11,019	—	—	—	—	—	11,019
Foreign currency translation adjustment	—	—	—	—	3,477	—	—	108	3,585
Cash flow hedge (net of tax expense of $209)	—	—	—	—	606	—	—	—	606
Dividends on common stock ($0.30 per share)	—	—	—	(24,772)		—	—	—	(24,772)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	(2,859)	(2,859)
Acquisition of noncontrolling interest	—	—	(14,659)	—	—	—	—	(4,468)	(19,127)
Net income	—	—	—	58,049	—	—	—	1,623	59,672
Balance - June 30, 2021	82,156	$8	$481,646	$1,312,827	$(25,081)	51,661	$(995,065)	$8,187	$782,522

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$123,508	$59,672
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	12,150	11,019
Depreciation and amortization	10,471	7,993
Loss on disposal of fixed assets	260	303
Impairment of lease right-of-use asset and fixed assets	—	1,089
Deferred taxes	(1,936)	359
Accrued interest on note receivable - related party	(8)	(11)
Notes receivable - related party	204	204
Change in valuation of contingent payment liabilities	(4,960)	7,834
Gain on sale of trademark	—	(8,000)
Recovery of receivables, related to the Payless ShoeSource bankruptcy	—	(919)
Changes, net of acquisitions, in:
Accounts receivable	(4,564)	1,365
Factor accounts receivable	20,589	(1,874)
Inventories	(53,222)	(24,105)
Prepaid expenses, income tax receivables, prepaid taxes, and other assets	(7,676)	(2,125)
Accounts payable and accrued expenses	(44,197)	35,836
Accrued incentive compensation	(6,537)	5,048
Leases and other liabilities	(3,457)	(1,765)
Payment of contingent consideration	(339)	—
Net cash provided by operating activities	40,286	91,923

Cash flows from investing activities:
Capital expenditures	(5,263)	(2,782)
(Purchase)/sale of a trademark	(2,000)	8,000
Purchases of short-term investments	(38,951)	(26,574)
Maturity/sale of short-term investments	53,803	26,460
Net cash provided by investing activities	7,589	5,104

Cash flows from financing activities:
Proceeds from exercise of stock options	415	6,823
Distribution of noncontrolling interest earnings	—	(2,859)
Acquisition of noncontrolling interest	—	(19,127)
Common stock purchased for treasury	(77,027)	(42,794)
Cash dividends paid on common stock	(33,389)	(24,772)
Payment of contingent consideration	(4,770)	—
Net cash used in financing activities	(114,771)	(82,729)
Effect of exchange rate changes on cash and cash equivalents	(1,674)	(18)
Net (decrease)/increase in cash and cash equivalents	(68,570)	14,280
Cash and cash equivalents – beginning of period	219,499	247,864
Cash and cash equivalents – end of period	$150,929	$262,144

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2022
(in thousands except per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2021 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 1, 2022.

Note B – Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

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

Note C – Acquisitions & Sale of Minority Noncontrolling Interest

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

As of April 1, 2022, the Company sold a 49.9% minority non-controlling interest in Steve Madden South Africa Proprietary Limited for $1,017 to a third party to form a joint venture.

On December 27, 2021, the Company acquired the rights for Dolce Vita Handbags for the total purchase price of $2,000, which include trademarks and all internet domain name registrations.

Note D – Short-Term Investments

As of June 30, 2022 and December 31, 2021, short-term investments consisted of certificates of deposit and commercial paper. These securities are classified as current based upon their maturities. As of June 30, 2022 and December 31, 2021 short-term investments amounted to $29,569 and $44,037, respectively, and have original maturities less than or equal to one year as of the balance sheet date.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2022
(in thousands except per share data)
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
•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
•Level 3: Significant unobservable inputs.

The Company’s financial assets and liabilities subject to fair value measurements as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022				December 31, 2021
	Fair value	Level 1	Level 2	Level 3	Fair value	Level 1	Level 2	Level 3
Assets:
Forward contracts	1,321	—	1,321	—	494	—	494	—
Total assets	$1,321	$—	$1,321	$—	$494	$—	$494	$—
Liabilities:
Contingent consideration	$2,000	$—	$—	$2,000	$6,960	$—	$—	$6,960
Forward contracts	147	—	147	—	46	—	46	—
Total liabilities	$2,147	$—	$147	$2,000	$7,006	$—	$46	$6,960

Forward contracts are used to manage the risk associated with the volatility of future cash flows (see Note M – Derivative Instruments). Fair value of these instruments is based on observable market transactions of spot and forward rates.

The Company's Level 3 balance consists of contingent consideration related to acquisitions. The changes in the Company's Level 3 liabilities for the periods ended June 30, 2022 and December 31, 2021 were as follows:

	Balance at January 1, 2022	Adjustments(1)	Transfer out of Level 3	Balance at June 30, 2022(2)
Liabilities:
Contingent consideration	$6,960	(4,960)	—	$2,000

	Balance at January 1, 2021	Adjustments(3)	Transfer out of Level 3(4)	Balance at December 31, 2021
Liabilities:
Contingent consideration	$207	11,862	(5,109)	$6,960

(1) In 2022, amount consists of an adjustment of $(4,960) that was included as a benefit in operating expenses, related to the change in valuation of the contingent consideration in connection with the acquisition of B.B. Dakota, Inc.
(2) Total contingent consideration liability of $2,000 is classified as current on the Consolidated Balance Sheets at June 30, 2022.
(3) In 2021, amount consists of adjustments of $11,869 and $(7) that were included as an expense in operating expenses, related to the change in valuation of the contingent consideration in connection with the acquisitions of B.B. Dakota, Inc. and GREATS Brand, Inc., respectively.
(4) On December 31, 2021, the transfer out of level 3 amount of $5,109, which was recorded in accrued expenses on the Consolidated Balance Sheets, represented the current portion of our contingent liabilities and was measured at the amount payable based upon actual EBITDA performance for the related performance period. As of June 30, 2022, $5,109 was paid, of which $339 was included as a payment from operating activities and $4,770 was included as a payment from financing activities on the Condensed Consolidated Statement of Cash Flows.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2022
(in thousands except per share data)

At June 30, 2022, the liability for potential contingent consideration was $2,000 in connection with the August 12, 2019 acquisition of B.B. Dakota, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, between the Company and the sellers of B.B. Dakota, Inc., earn-out payments are based on EBITDA performance. The fair value of the contingent payments was estimated using the Black-Scholes-Merton option pricing method with a nonlinear payoff structure based on a set of financial metrics of B.B. Dakota, Inc. during the earn-out period, utilizing a discount rate of 11.5%.

At June 30, 2022, the liability for potential contingent consideration was $0 in connection with the August 9, 2019 acquisition of GREATS Brand, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, between the Company and the sellers of GREATS Brand, Inc., earn-out payments are based on EBITA performance. The fair value of the contingent payments was estimated using a risk neutral simulation method to model the probability of different financial results of GREATS Brand, Inc. during the earn-out period. However, the EBITA performance is not expected to be met under any of the scenarios.

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

The carrying value of certain financial instruments such as cash equivalents, certificates of deposit, commercial paper, accounts receivable, factor accounts receivable and accounts payable approximates their fair values due to the short-term nature of their underlying terms. Fair value of the notes receivable held by the Company approximates their carrying value based upon their imputed or actual interest rate, which approximates applicable current market interest rates. Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (non-recurring). These assets can include long-lived assets that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2022
(in thousands except per share data)
Note F – Leases
The Company leases office space, sample production space, warehouses, showrooms, storage units and retail stores are recorded under operating leases. The Company’s portfolio of leases is primarily related to real estate. Since most of its leases do not provide a readily determinable implicit rate, the Company estimates its incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Some of the Company’s retail store leases provide for variable lease payments based on future sales volumes at the leased location, which are not measurable at the inception of the lease and are therefore not included in the measurement of the right-of-use assets and lease liabilities. Under Topic 842, "Leases," these variable lease costs are expensed as incurred.

Lease Position
The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021:

	Classification on the Balance Sheet	June 30, 2022	December 31, 2021
Assets
Noncurrent (1)	Operating lease right-of-use asset	$85,608	$85,449

Liabilities
Current	Operating leases – current portion	$31,074	$30,759
Noncurrent	Operating leases – long-term portion	76,023	80,072
Total operating lease liabilities		$107,097	$110,831

Weighted-average remaining lease term		4.3 years	4.6 years
Weighted-average discount rate		4.2%	4.3%
(1) During the year ended December 31, 2021, the Company recorded a pre-tax impairment charge related to its lease right-of-use assets of $1,023 in the Direct-to-Consumer and its Wholesale Accessories/Apparel segments.
Lease Costs
The table below presents certain information related to lease costs during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$8,270	$9,074	$16,525	$19,266
Variable lease cost (1)	2,260	5,621	3,654	12,975
Less: sublease income	66	80	191	161
Total lease cost	$10,464	$14,615	$19,988	$32,080
(1) For the three and six months ended June 30, 2021, the Company incurred expenses related to the COVID-19 lease amendments of $2,911 and $9,505, respectively, which were included in variable lease cost.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2022
(in thousands except per share data)
Other Information
The table below presents supplemental cash flow information related to leases as of the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$19,492	$21,619

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Noncash transactions
Right-of-use asset obtained in exchange for new operating lease liabilities	9,450	3,321	$14,967	$10,604
Right-of-use asset amortization expense	8,085	6,993	$15,058	$15,763
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of June 30, 2022:

2022 (remaining six months)	$18,939
2023	29,929
2024	23,364
2025	18,428
2026	13,463
Thereafter	13,008
Total minimum lease payments	117,131
Less: interest	10,034
Present value of lease liabilities	$107,097

Note G – Impairment of Other Long-Lived Assets

Property and equipment and lease-related right-of-use assets, along with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. In 2021, the Company identified indicators of impairment for long-lived assets at certain retail stores. For such stores, the Company performed a recoverability test, comparing estimated undiscounted cash flows to the carrying value of the related long-lived assets. When the carrying value was more than the estimated undiscounted cash flows, the Company determined that an impairment test was required. Fair values of the long-lived assets were estimated using an income approach based on management’s forecast of future cash flows derived from continued retail operations and the fair values of individual operating lease assets were determined using estimated market rental rates. Significant estimates are used in determining future cash flows of each store over its remaining lease term, including the Company's expectations of future projected cash flows that include revenues, gross margins, operating expenses, and market conditions. An impairment loss is recorded if the carrying amount of the long-lived asset group exceeds its fair value. For the three and six months ended June 30, 2022, there were no impairment charges recorded. For the three and six months ended June 30, 2021, the Company recorded total impairment charges of $477 and $1,089, for impairment of its fixed assets and right-of-use assets in its Wholesale Accessories/Apparel and Direct-to-Consumer segment. These charges were recorded in impairment of fixed assets and lease right-of-use assets in the Company’s Condensed Consolidated Statements of Income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2022
(in thousands except per share data)
Note H – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions, the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On April 24, 2019, the Board of Directors approved the expansion of the Company's Share Repurchase Program for up to $200,000 in repurchases of the Company's common stock, which included the amount remaining under the prior authorization. On November 2, 2021, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $200,000, bringing the total authorization to $250,000 which included the amount remaining under the prior authorization. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases, net settlements of employee stock awards or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the six months ended June 30, 2022, an aggregate of 1,838 shares of the Company's common stock, excluding net settlements of employee stock awards, were repurchased under the Share Repurchase Program, at a weighted average price per share of $39.44, for an aggregate purchase price of approximately $72,488. As of June 30, 2022, approximately $151,063 remained available for future repurchases under the Share Repurchase Program.

The Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (as further amended, the "2006 Plan"), which expired on April 6, 2019, and the Steven Madden, Ltd. 2019 Incentive Compensation Plan (the "2019 Plan") both provide the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding and/or option cost obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation and/or option cost. During the six months ended June 30, 2022, an aggregate of 110 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements and option costs, at an average price per share of $41.25, for an aggregate purchase price of approximately $4,539.

Note I – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 2,963 shares for the period ended June 30, 2022, compared to 3,630 shares for the period ended June 30, 2021. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the assumed proceeds, which are deemed to be the proceeds from the exercise plus compensation cost not yet recognized attributable to future services using the treasury method, were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average common shares outstanding:
Basic	76,556	78,899	76,902	78,968
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	2,158	3,162	2,288	3,013
Diluted	78,714	82,061	79,190	81,981

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2022
(in thousands except per share data)
For the three and six months ended June 30, 2022, options to purchase approximately 21 and 9 shares of common stock, respectively, have been excluded from the calculation of diluted net income per share as the result would have been anti-dilutive. For the three and six months ended June 30, 2021, options to purchase approximately 13 and 2 shares of common stock, respectively, have been excluded from the calculation of diluted net income per share as the result would have been anti-
dilutive. For the three and six months ended June 30, 2022, 30 and 22 restricted shares were excluded from the calculation of diluted net income per share, as compared to approximately 0 and 8 shares that were excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2021, as the result would have been anti-dilutive. The Company had contingently issuable performance awards outstanding that did not meet the performance conditions as of June 30, 2022 and 2021 and, therefore, were excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2022 and 2021. The maximum number of potentially dilutive shares that could be issued upon vesting for these performance awards was approximately 12 and 17 as of June 30, 2022 and 2021, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities.

Note J – Income Taxes

The Company’s provision for income taxes for the three and six months ended June 30, 2022 and 2021 is based on the estimated annual effective tax rate, plus or minus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income before provision for income taxes	$63,948	$46,941	$161,901	$74,948
Income tax expense	$15,033	$9,600	$38,393	$15,276
Effective tax rate	23.5%	20.5%	23.7%	20.4%

The difference between the Company’s effective tax rates of 23.5% and 20.5% and 23.7% and 20.4% for the three and six months ended June 30, 2022 and 2021, respectively, is primarily due to the decreased discrete benefit from the exercising and vesting of share-based awards and the expected jurisdictional mix of profit and losses from each period.

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

Note K – Equity-Based Compensation

The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

Common stock authorized	11,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(4,994)
Common stock available for grant of stock-based awards as of June 30, 2022	6,006

In addition, vested and unvested options to purchase 13 shares of common stock and 1,983 shares of unvested restricted stock awarded under the 2006 Plan were outstanding as of June 30, 2022.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2022
(in thousands except per share data)
Total equity-based compensation for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted stock	$5,209	$4,436	$10,271	$8,945
Stock options	961	1,044	1,879	2,074
Total	$6,170	$5,480	$12,150	$11,019

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Proceeds from stock options exercised	$140	$5,269	$415	$6,823
Intrinsic value of stock options exercised	$123	$4,945	$295	$5,812

During the three and six months ended June 30, 2022, options to purchase 378 shares vested with a weighted average exercise price of $31.74. During the three and six months ended June 30, 2021, options to purchase 422 shares vested with a weighted average exercise price of $25.64. As of June 30, 2022, there were unvested options relating to 348 shares of common stock outstanding with a total of $3,426 of unrecognized compensation cost and an average vesting period of 1.6 years.

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Volatility	42.5% - 50.7%	44.4% - 49.1%
Risk free interest rate	1.2% - 3.0%	0.2% to 0.6%
Expected life in years	3.0 - 5.0	3.0 - 4.0
Dividend yield	2.0%	1.6%
Weighted average fair value	$14.08	$11.90

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2022
(in thousands except per share data)
Activity relating to stock options granted under the Company’s plans during the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	2,531	$29.06
Granted	265	37.06
Exercised	(18)	23.72
Outstanding at June 30, 2022	2,778	$29.86	2.5 years	$12,267
Exercisable at June 30, 2022	2,431	$28.78	2.2 years	$12,196

Activity relating to stock options granted under the Company’s plans during the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	2,674	$26.80
Granted	28	37.77
Exercised	(295)	23.15
Outstanding at June 30, 2021	2,407	$27.37	3.0 years	$—
Exercisable at June 30, 2021	2,054	$27.17	2.9 years	$—
Restricted Stock

The following table summarizes restricted stock activity during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022		2021
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1,	2,849	$23.80	3,651	$20.81
Granted	395	41.26	297	38.65
Vested	(266)	32.50	(296)	27.93
Forfeited	(15)	33.18	(22)	35.82
Outstanding at June 30,	2,963	$25.30	3,630	$21.60

As of June 30, 2022, the Company had $53,012 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average period of 3.2 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2022
(in thousands except per share data)

Note L – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by reporting unit as of June 30, 2022:

	Wholesale			Net Carrying Amount
	Footwear	Accessories/ Apparel	Direct-to-Consumer
Balance at January 1, 2022	$90,066	$62,688	$15,241	$167,995
Translation	112	—	(148)	(36)
Balance at June 30, 2022	$90,178	$62,688	$15,093	$167,959

The following table details identifiable intangible assets as of June 30, 2022:

	Estimated Lives	Cost Basis	Accumulated Amortization	Impairment & Other(1)	Net Carrying Amount
Trade names	1–10 years	$18,695	$(12,550)	$(2,620)	$3,525
Customer relationships	10–20 years	38,680	(24,112)	(1,506)	13,062
		57,375	(36,662)	(4,126)	16,587
Re-acquired right	indefinite	35,200	—	(8,120)	27,080
Trademarks	indefinite	63,283	—	217	63,500
		$155,858	$(36,662)	$(12,029)	$107,167
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
June 30, 2022
(in thousands except per share data)
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

During the year ended June 30, 2021, the Company sold one of its internally developed trademarks for $8,000. The gain from the sale of the trademark was recorded in operating expenses in the Company's Condensed Statement of Income.

The amortization of intangible assets amounted to $2,189 and $4,503 for the three and six months ended June 30, 2022 compared to $803 and $1,634 for the three and six months ended June 30, 2021 and is included in operating expenses in the Company's Condensed Consolidated Statements of Income. The estimated future amortization expense for intangibles as of June 30, 2022 is as follows:

2022 (remaining six months)	$4,105
2023	1,740
2024	1,740
2025	1,740
2026	1,740
Thereafter	5,522
Total	$16,587

Note M – Derivative Instruments
The Company uses derivative instruments, specifically forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of June 30, 2022, the Company's entire net forward contracts hedging portfolio consisted of a notional amount of $47,826, with the fair value included on the Consolidated Balance Sheets in other current assets of $1,321 and other current liabilities of $147. For the three and six months ended June 30, 2022 and 2021, the Company's hedging activities were considered effective, and, thus, no ineffectiveness from hedging activities was recognized in the Consolidated Statements of Income during the second quarter of 2022 and 2021. These gains and losses are recognized in Cost of sales (exclusive of depreciation and amortization) on the Consolidated Statements of Income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2022
(in thousands except per share data)
Note N – Commitments, Contingencies and Other
Future Minimum Royalty and Advertising Payments:

The Company has minimum commitments related to the Company’s license agreements. The Company sources, distributes, advertises and sells certain of its products pursuant to its license agreements with unaffiliated licensors. Royalty amounts under the license agreements are generally based on a stipulated percentage of sales, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms and some have additional renewal options, provided that minimum sales levels and certain other conditions are achieved. As of June 30, 2022, the Company had future minimum royalty and advertising payments of $9,563.

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

Letters of Credit:

As of June 30, 2022, the Company had $503 in letters of credit outstanding unrelated to the Company's Credit Agreement.

Note O – Operating Segment Information

The Company operates the following operating segments, which are presented as reportable segments: Wholesale Footwear, Wholesale Accessories/Apparel, Direct-to- Consumer, First Cost and Licensing. Our Wholesale Footwear segment designs, sources and markets our brands and sells our products to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers and independent stores throughout the United States, Canada, Mexico, Europe, South Africa, and through our joint ventures and international distributor network. Our Wholesale Accessories/Apparel segment designs, sources and markets our brands and sells our products to department stores, mass merchants, off-price retailers, online retailers, specialty retailers and independent stores throughout the United States, Canada, Mexico, Europe, South Africa, and through our joint ventures and international distributor network. Our Direct-to-Consumer segment, which was referred to as the Retail segment in previous filings, consists of Steve Madden® full-price retail stores, Steve Madden® outlet stores, Steve Madden® concessions and directly-operated e-commerce websites. Our retail stores are located in regional malls and shopping centers, as well as high streets in major cities across the United States, Canada, Mexico, South Africa, Israel, Taiwan and China. Our First Cost segment represents activities of one of our wholly-owned subsidiaries that earns commissions for serving as a buying agent for footwear products under private labels for select national chains, specialty retailers and value-priced retailers. Our Licensing segment is engaged in the licensing of the Steve Madden® and Madden Girl® trademarks for use in connection with the manufacturing, marketing and sale of select apparel categories, outerwear, hosiery, jewelry, hair accessories, watches, eyeglasses, sunglasses, umbrellas, bedding, luggage, fragrance and men’s leather accessories.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2022
(in thousands except per share data)

As of and for the three months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Direct-to-Consumer	First Cost	Licensing	Corporate (1)	Consolidated
June 30, 2022
Total revenue	$291,397	$105,744	$397,141	$135,539	$77	$2,232	$—	$534,989
Gross profit	101,867	23,648	125,515	89,941	77	2,232	—	217,765
Income/(loss) from operations	$60,001	$5,124	$65,125	$20,472	$174	$1,572	$(22,104)	$65,239
Capital expenditures	$82	$32	$114	$1,298	$—	$—	$255	$1,667
June 30, 2021
Total revenue	$198,113	$64,011	$262,124	$132,673	$334	$2,763	$—	$397,894
Gross profit	65,396	14,775	80,171	86,787	334	2,763	—	170,055
Income/(loss) from operations	$44,157	$(5,357)	$38,800	$25,800	$432	$2,686	$(20,000)	$47,718
Capital expenditures	$181	$15	$196	$98	$—	$—	$889	$1,183

As of and for the six months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Direct-to-Consumer	First Cost	Licensing	Corporate (1)	Consolidated
June 30, 2022
Total revenue	$638,111	$208,027	$846,138	$243,886	$913	$3,786	$—	$1,094,723
Gross profit	235,941	47,562	283,503	157,461	913	3,786	—	$445,663
Income/(loss) from operations	$154,092	$16,495	$170,587	$32,783	$770	$2,607	$(43,612)	$163,135
Capital expenditures	$198	$90	$288	$2,140	$—	$—	$2,835	$5,263
June 30, 2021
Total revenue	$414,891	$138,633	$553,524	$200,174	$917	$4,304	$—	$758,919
Gross profit	139,120	35,167	174,287	129,651	917	4,304	—	$309,159
Income/(loss) from operations	$88,534	$2,158	$90,692	$21,093	$882	$3,835	$(40,740)	$75,762
Capital expenditures	$463	$725	$1,188	$281	$—	$—	$1,313	$2,782

(1) Corporate does not constitute as a reportable segment and includes costs not directly attributable to the segments that are primarily related to costs associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security and other shared costs.

Revenues by geographic area are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Domestic (1)	$453,705	$353,300	$938,666	$668,946
International	81,284	44,594	156,057	89,973
Total	$534,989	$397,894	$1,094,723	$758,919
(1) Includes revenues of $95,340 and 172,577, respectively, for the three and six months end June 30, 2022 and 63,382 and 138,648, respectively, for the comparable period in 2021 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by the Company's international entities.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2022
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

As of June 30, 2022, the Company had no cash borrowings and no letters of credit outstanding under the Credit Agreement.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2022
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2022 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

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

This Quarterly Report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, among others, statements regarding revenue and earnings guidance, plans, strategies, objectives, expectations and intentions. You can identify forward-looking statements by words such as: “may,” “will,” “expect,” “believe,” “should,” “anticipate,” “project,” “predict,” “plan,” “intend,” or “estimate,” and similar expressions or the negative of these expressions. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they represent our current beliefs, expectations and assumptions regarding anticipated events and trends affecting our business and industry based on information available as of the time such statements are made. We caution investors that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which may be outside of our control. Our actual results and financial condition may differ materially from those indicated in these forward-looking statements. As such, investors should not rely upon them. Important risk factors include:

•our ability to navigate shifting macro-economic environments including the potential for recessionary conditions;
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
•cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches impacting the Company;
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

Overview:
($ in thousands, except per share data)

Steven Madden, Ltd. and its subsidiaries design, source and market fashion-forward branded and private label footwear, accessories and apparel for women, men and children. We distribute our products through department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers and independent stores throughout the United States, Canada, Mexico, Europe, South Africa and certain other international markets. In addition, our products are distributed through our Direct-to-Consumer stores within the United States, Canada, Mexico and Europe, and our joint ventures in Israel, South Africa, Taiwan and China, and under special distribution arrangements in certain European countries, the Middle East, North Africa, South and Central America, Australia and various countries in Asia, in addition to our e-commerce sites. Our product lines include a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality, trend-right products at accessible price points, delivered in an efficient manner and time frame.

Executive Summary

COVID-19

The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. More specifically, the COVID-19 pandemic has significantly impacted our supply chain. We have experienced disruptions and delays in shipments and increases in the pricing of most components of our products. Our manufacturers have also faced similar challenges in receiving raw materials and fulfilling our orders due to temporary factory closures. In addition, there is significant inflationary pressure on ocean and air freight costs as capacity issues continue to persist due to the post pandemic demand levels.

Key Highlights

Total revenue for the quarter ended June 30, 2022 increased 34.5% to $534,989 compared to $397,894 in the same period of last year. Net income attributable to Steven Madden, Ltd. was $48,460 in the second quarter of 2022 compared to $36,852 in the same period of last year. The effective tax rate for the second quarter of 2022 increased to 23.5% compared to 20.5% in the second quarter of last year. Net income was $0.62 per share on 78,714 diluted weighted average shares outstanding in the second quarter of 2022 compared to $0.45 per share on 82,061 diluted weighted average shares outstanding in the second quarter of last year.

Our inventory turnover, calculated on a trailing twelve-month average, for the quarters ended June 30, 2022 and 2021 was 5.2 times and 7.9 times, respectively. The decrease in inventory turnover is primarily due to the increase in lead times as a result of the supply chain disruptions. Our total Company accounts receivable days outstanding increased to 74 days in the second quarter of 2022 compared to 73 days in the second quarter of 2021. As of June 30, 2022, we had $180,498 in cash, cash equivalents and short-term investments, no debt and total stockholders’ equity of $843,318. Working capital was $526,767 as of June 30, 2022, compared to $464,622 on June 30, 2021.

The following tables set forth information on operations for the periods indicated:

Selected Financial Information

	Three Months Ended June 30,
(in thousands, except for number of stores)	2022		2021
CONSOLIDATED:
Net sales	$532,680	99.6%	$394,797	99.2%
Commission and licensing income	2,309	0.4%	3,097	0.8%
Total revenue	534,989	100.0%	397,894	100.0%
Cost of sales (exclusive of depreciation and amortization)	317,224	59.3%	227,839	57.3%
Gross profit	217,765	40.7%	170,055	42.7%
Operating expenses	152,526	28.5%	121,860	30.6%
Impairment of fixed assets and lease right-of-use assets	—	—%	477	0.1%
Income from operations	65,239	12.2%	47,718	12.0%
Interest and other expense – net	(1,291)	(0.2)%	(777)	(0.2%)
Income before provision for income taxes	$63,948	12.0%	$46,941	11.8%
Net income attributable to Steven Madden, Ltd.	$48,460	9.1%	$36,852	9.3%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total Revenue	$291,397	100.0%	$198,113	100.0%
Cost of sales (exclusive of depreciation and amortization)	189,530	65.0%	132,717	67.0%
Gross profit	101,867	35.0%	65,396	33.0%
Operating expenses	41,866	14.4%	21,239	10.7%
Income from operations	$60,001	20.6%	$44,157	22.3%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total Revenue	$105,744	100.0%	$64,011	100.0%
Cost of sales (exclusive of depreciation and amortization)	82,096	77.6%	49,236	76.9%
Gross profit	23,648	22.4%	14,775	23.1%
Operating expenses	18,524	17.5%	19,655	30.7%
Impairment of fixed assets and lease right-of-use assets	—	—%	477	0.7%
Income/(loss) from operations	$5,124	4.8%	$(5,357)	(8.4%)

DIRECT-TO-CONSUMER SEGMENT:
Total Revenue	$135,539	100.0%	$132,673	100.0%
Cost of sales (exclusive of depreciation and amortization)	45,598	33.6%	45,886	34.6%
Gross profit	89,941	66.4%	86,787	65.4%
Operating expenses	69,469	51.3%	60,987	46.0%
Income from operations	$20,472	15.1%	$25,800	19.4%
Number of stores	219		216

FIRST COST SEGMENT:
Commission income	$77	100.0%	$334	100.0%
Gross profit	77	100.0%	334	100.0%
Operating benefits	(97)	(126.0)%	(98)	(29.3%)
Income from operations	$174	226.0%	$432	129.3%

LICENSING SEGMENT:
Licensing income	$2,232	100.0%	$2,763	100.0%
Gross profit	2,232	100.0%	2,763	100.0%
Operating expenses	660	29.6%	77	2.8%
Income from operations	$1,572	70.4%	$2,686	97.2%

Corporate:
Operating expenses	$22,104	—%	$20,000	—%
Loss from operations	$(22,104)	—%	$(20,000)	—%

RESULTS OF OPERATIONS
($ in thousands, except for number of stores)

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Consolidated:

Total revenue for the three months ended June 30, 2022 increased 34.5% to $534,989 compared to $397,894 in the same period of last year, primarily due to increases in the Wholesale Footwear, Wholesale Accessories/Apparel and Direct-to-Consumer segments. Gross profit was $217,765, or 40.7% of total revenue, as compared to $170,055, or 42.7% of total revenue, in the prior-year period. The decrease in gross profit as a percentage of total revenue was driven by a shift in revenue mix from the higher-margin Direct-to-Consumer business to the lower-margin wholesale business. Operating expenses in the second quarter of 2022 were $152,526, or 28.5% of total revenue, as compared to $121,860, or 30.6% of total revenue, in the second quarter of the prior year. The decrease in operating expenses as a percentage of total revenue was primarily attributable to greater leverage from higher revenue, and a benefit from the change in valuation of our contingent considerations, partially offset by the accelerated amortization of a trademark. For the three months ended June 30, 2021, impairment charges of $477 related to fixed assets and lease right-of-use assets were recorded. No similar impairment charges were recorded during the three months ended June 30, 2022. Income from operations for the three months ended June 30, 2022 increased to $65,239, or 12.2% of total revenue, as compared to $47,718, or 12.0% of total revenue, in the prior-year period. The effective tax rate in the second quarter of 2022 was 23.5% compared to 20.5% in the second quarter of last year. The difference in effective tax rate was primarily due to the decreased discrete benefit from the exercising and vesting of share-based awards and the jurisdictional mix of profit and losses from each period. Net income attributable to Steven Madden, Ltd. for the second quarter of 2022 was $48,460 compared to $36,852 in the second quarter of 2021.

Wholesale Footwear Segment:

Revenue from the Wholesale Footwear segment in the second quarter of 2022 accounted for $291,397, or 54.5% of total revenue, as compared to $198,113, or 49.8% of total revenue, in the second quarter of 2021. The 47.1% increase in revenue in the current period is primarily the result of an increase in the sale of our Steve Madden, Dolce Vita, Anne Klein, Betsey Johnson, and private label brands. Gross profit was $101,867, or 35.0% of Wholesale Footwear revenue, in the second quarter of 2022 as compared to $65,396, or 33.0% of Wholesale Footwear revenue, in the second quarter of 2021. The increase in gross profit as a percentage of revenue was primarily due to improvement in Dolce Vita sales due to strong full-price sell-through. Operating expenses in the second quarter of 2022 were $41,866, or 14.4% of Wholesale Footwear revenue, as compared to $21,239, or 10.7% of Wholesale Footwear revenue, in the second quarter of the prior year. The increase in operating expenses as a percentage of Wholesale Footwear revenue was primarily attributable to higher warehouse and advertising expense. Income from operations increased to $60,001, or 20.6% of Wholesale Footwear revenue, in the second quarter of 2022 as compared to $44,157, or 22.3% of Wholesale Footwear revenue in the second quarter of the prior year.

Wholesale Accessories/Apparel Segment:

Revenue from the Wholesale Accessories/Apparel segment in the second quarter of 2022 accounted for $105,744, or 19.8% of total revenue, as compared to $64,011, or 16.1% of total revenue, in the second quarter of 2021. The 65.2% increase in revenue in the current period is primarily the result of an increase in the sales of our branded and private label handbag business as well as our BB Dakota Steve Madden apparel business. Gross profit was $23,648, or 22.4% of Wholesale Accessories/Apparel revenue, in the second quarter of 2022 as compared to $14,775, or 23.1% of Wholesale Accessories/Apparel revenue, in the second quarter of the prior year. The decrease of gross profit as a percentage of revenue was primarily due to the non-renewal of the Generalized System of Preferences ("GSP"). Operating expenses in the second quarter of 2022 were $18,524, or 17.5% of Wholesale Accessories/Apparel revenue, as compared to $19,655, or 30.7% of Wholesale Accessories/Apparel revenue, in the same period of last year. The decrease in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to greater leverage from higher revenue and a benefit from the change in valuation of our contingent consideration, partially offset by accelerated amortization of a trademark. For the three months ended June 30, 2021, impairment charges of $477 related to fixed assets and lease right-of-use assets were recorded. No similar impairment charges were recorded during the three months ended June 30, 2022. Income from operations for the Wholesale Accessories/Apparel segment in the second quarter of 2022 was $5,124, or 4.8% of Wholesale Accessories/Apparel revenue, as compared to a loss of ($5,357), or (8.4%) of Wholesale Accessories/Apparel revenue in the second quarter of the prior year.

Direct-to-Consumer Segment:

In the second quarter of 2022, revenue from the Direct-to-Consumer segment accounted for $135,539, or 25.3% of total revenue, as compared to $132,673, or 33.3% of total revenue, in the second quarter of 2021. Revenue increased 2.2% compared to the prior year period. As of June 30, 2022 we operated 213 brick-and-mortar stores and six e-commerce websites compared to 210 brick-and-mortar stores and six e-commerce websites as of June 30, 2021. In addition, we operated 19 concessions in international markets as of June 30, 2022. Gross profit in the second quarter of 2022 was $89,941, or 66.4% of Direct-to-Consumer revenue, compared to $86,787, or 65.4% of Direct-to-Consumer revenue, in the second quarter of 2021. The increase of gross profit as a percentage of revenue was primarily due to margin improvement in international markets and lower air freight costs compared to the prior year period. Operating expenses in the second quarter of 2022 were $69,469, or 51.3% of Direct-to-Consumer revenue, as compared to $60,987, or 46.0% of Direct-to-Consumer revenue, in the second quarter of 2021. The increase in operating expenses as a percentage of revenue was primarily attributable to increases in salaries and related, rent expenses and our continued investment in performance and brand marketing. In the second quarter of 2022, income from operations for the Direct-to-Consumer segment was $20,472, or 15.1% of Direct-to-Consumer revenue, as compared to income from operations of $25,800, or 19.4% of Direct-to-Consumer revenue in the same period last year.

First Cost Segment:

Commission income generated by the First Cost segment accounted for $77 in the second quarter of 2022 compared to $334 in the second quarter of 2021. Operating benefits were $97 in the current period compared to $98 in the same period last year. Income from operations was $174 in the second quarter of 2022 as compared to $432 in the same period last year.

Licensing Segment:

Royalty income generated by the Licensing segment accounted for $2,232, or 0.4% of total revenue, in the second quarter of 2022 compared to $2,763, or 0.7% of total revenue, in the second quarter of 2021. Operating expenses were $660 in the current period compared to $77 in the same period of last year. Income from operations for the Licensing segment was $1,572 as compared to $2,686 in the same period last year.

Corporate:

Our corporate activities do not constitute a reportable segment and include costs in operating expenses not directly attributable to the reportable segments. Corporate is primarily related to costs associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security and other shared costs. Corporate operating expenses increased to $22,104 or 4.1% of total revenue in the second quarter of 2022 as compared to $20,000 or 5.0% of total revenue in the second quarter of 2021.

Selected Financial Information

	Six Months Ended June 30,
(in thousands, except for number of stores)	2022		2021
CONSOLIDATED:
Net sales	$1,090,024	99.6%	$753,698	99.3%
Commission and licensing income	4,699	0.4%	5,221	0.7%
Total revenue	1,094,723	100.0%	758,919	100.0%
Cost of sales (exclusive of depreciation and amortization)	649,060	59.3%	449,760	59.3%
Gross profit	445,663	40.7%	309,159	40.7%
Operating expenses	282,528	25.8%	232,308	30.6%
Impairment of fixed assets and lease right-of-use assets	—	—%	1,089	0.1%
Income from operations	163,135	14.9%	75,762	10.0%
Interest and other expense – net	(1,234)	(0.1)%	(814)	(0.1%)
Income before provision for income taxes	$161,901	14.8%	$74,948	9.9%
Net income attributable to Steven Madden, Ltd.	$122,973	11.2%	$58,049	7.6%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total revenue	$638,111	100.0%	$414,891	100.0%
Cost of sales (exclusive of depreciation and amortization)	402,170	63.0%	275,771	66.5%
Gross profit	235,941	37.0%	139,120	33.5%
Operating expenses	81,849	12.8%	50,586	12.2%
Income from operations	$154,092	24.1%	$88,534	21.3%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total revenue	$208,027	100.0%	$138,633	100.0%
Cost of sales (exclusive of depreciation and amortization)	160,465	77.1%	103,466	74.6%
Gross profit	47,562	22.9%	35,167	25.4%
Operating expenses	31,067	14.9%	32,532	23.5%
Impairment of fixed assets and lease right-of-use assets	—	—%	477	0.3%
Income from operations	$16,495	7.9%	$2,158	1.6%

DIRECT-TO-CONSUMER SEGMENT:
Total revenue	$243,886	100.0%	$200,174	100.0%
Cost of sales (exclusive of depreciation and amortization)	86,425	35.4%	70,523	35.2%
Gross profit	157,461	64.6%	129,651	64.8%
Operating expenses	124,678	51.1%	107,946	53.9%
Impairment of store fixed assets and lease right-of-use assets	—	—%	612	0.3%
Income from operations	$32,783	13.4%	$21,093	10.5%
Number of stores	219		216

FIRST COST SEGMENT:
Commission income	$913	100.0%	$917	100.0%
Gross profit	913	100.0%	917	100.0%
Operating expenses	143	15.7%	35	3.8%
Income from operations	$770	84.3%	$882	96.2%

LICENSING SEGMENT:
Licensing income	$3,786	100.0%	$4,304	100.0%
Gross profit	3,786	100.0%	4,304	100.0%
Operating expenses	1,179	31.1%	469	10.9%
Income from operations	$2,607	68.9%	$3,835	89.1%

Corporate:
Operating expenses	$43,612	—%	$40,740	—%
Loss from operations	$(43,612)	—%	$(40,740)	—%

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Consolidated:

Total revenue in the six months ended June 30, 2022 increased 44.2% to $1,094,723 compared to $758,919 in the same period of last year, with increases in the Wholesale Footwear, Wholesale Accessories/Apparel and Direct-to-Consumer segments. Gross profit was $445,663, or 40.7% of total revenue, as compared to $309,159, or 40.7% of total revenue, in the prior-year period. Gross profit as a percentage of total revenue was flat compared to the prior year period. Operating expenses for the first six months of 2022 were $282,528, or 25.8% of total revenue, as compared to 232,308, or 30.6% of total revenue, in the first six months of the prior year. The decrease in operating expenses as a percentage of total revenue was attributable to greater leverage from higher revenue, our continued discipline around expense management and a benefit from the change in valuation of our contingent considerations, partially offset by the accelerated amortization of a trademark. In the six months ended June 30, 2021, impairment charges of $1,089 were recorded related to fixed assets and lease right-of-use assets. No similar impairment charges were recorded during the three months ended June 30, 2022. Income from operations increased to $163,135, or 14.9% of total revenue, as compared to income from operations of $75,762, or 10.0% of total revenue, in the prior-year period. The effective tax rate in the first six months of 2022 was to 23.7% compared to 20.4% in the six months of last year. The difference in effective tax rate was primarily due to the decreased discrete benefit from the exercising and vesting of share-based awards and the jurisdictional mix of profit and losses from each period. Net income attributable to Steven Madden, Ltd. in the first six months of 2022 was $122,973 compared to $58,049 in the same period of 2021.

Wholesale Footwear Segment:

Revenue from the Wholesale Footwear segment in the first six months of 2022 accounted for $638,111, or 58.3% of total revenue, as compared to $414,891, or 54.7% of total revenue, in the first six months of 2021. The 53.8% increase in revenue in the current period is primarily the result of an increase in sales of our Steve Madden and Dolce Vita brands. Gross profit was $235,941, or 37.0% of Wholesale Footwear revenue, in the first six months of 2022 as compared to $139,120, or 33.5% of Wholesale Footwear revenue, in the first six months of 2021. The increase of gross profit as a percentage of revenue was primarily due to higher full-price sell-through and less inventory close-outs. Operating expenses in the first six months of 2022 were $81,849, or 12.8% of Wholesale Footwear revenue, as compared to $50,586, or 12.2% of Wholesale Footwear revenue, in the first six months of the prior year. The increase in operating expenses as a percentage of Wholesale Footwear revenue was primarily attributable to higher advertising and warehouse expenses. Income from operations increased to $154,092, or 24.1% of Wholesale Footwear revenue in the first six months of 2022 as compared to $88,534, or 21.3% of Wholesale Footwear revenue, in the same period of the prior year.

Wholesale Accessories/Apparel Segment:

Revenue from the Wholesale Accessories/Apparel segment in the first six months of 2022 accounted for $208,027, or 19.0% of total revenue, as compared to $138,633, or 18.3% of total revenue, in the first six months of 2021. The 50.1% increase resulted from an increase in our branded handbag business as well as our BB Dakota Steve Madden apparel business. Gross profit was $47,562, or 22.9% of Wholesale Accessories/Apparel revenue, in the first six months of 2022 as compared to $35,167, or 25.4% of Wholesale Accessories/Apparel revenue, in the first six months of the prior year. The decrease of gross profit as a percentage of revenue was primarily due the non-renewal of the GSP. Operating expenses in the first six months of 2022 were $31,067, or 14.9% of Wholesale Accessories/Apparel revenue, as compared to $32,532, or 23.5% of Wholesale Accessories/Apparel revenue, in the same period of last year. The decrease in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to greater leverage from higher revenue and benefit from the change in valuation of our contingent consideration. In the six months ended June 30, 2021, an impairment charge of $477 was recorded related to fixed assets and lease right-of-use assets. No similar impairment charges were recorded during the six months ended June 30, 2022. Income from operations for the Wholesale Accessories/Apparel segment in the first six months of 2022 was $16,495, or 7.9% of Wholesale Accessories/Apparel revenue, as compared to $2,158, or 1.6% of Wholesale Accessories/Apparel revenue, in the same period of the prior year.

Direct-to-Consumer Segment:

In the first six months of 2022, revenue from the Direct-to-Consumer segment accounted for $243,886, or 22.3% of total revenue, as compared to 200,174, or 26.4% of total revenue, in the first six months of 2021. The 21.8% increase in revenue was driven by increases in both our e-commerce business and our brick-and-mortar stores. Gross profit in the first six months of 2022 was $157,461, or 64.6% of Direct-to-Consumer revenue, compared to $129,651, or 64.8% of Direct-to-Consumer revenue, in the first six months of 2021. Operating expenses in the first six months of 2022 were $124,678, or 51.1% of Direct-to-Consumer revenue, as compared to $107,946, or 53.9% of Direct-to-Consumer revenue, in the first six months of 2021. The decrease in operating expenses as a percentage of Direct-to-Consumer revenue was primarily from greater leverage from higher revenue. In the six months ended June 30, 2021, an impairment charge of $612 was recorded related to fixed assets and lease right-of-use assets. No similar impairment charges were recorded during the six months ended June 30, 2022. In the first six months of 2022, income from operations for the Direct-to-Consumer segment was $32,783, or 13.4% of Direct-to-Consumer revenue as compared to $21,093, or 10.5% in the same period last year.

First Cost Segment:

Commission income generated by the First Cost segment accounted for $913, or 0.1% of total revenue, in the first six months of 2022 compared to $917, or 0.1% of total revenue, in the first six months of 2021. Operating expenses increased to $143 in the current period compared to $35 in the same period last year. Income from operations was $770 in the first six months of 2022 as compared to income from operations of $882 in the same period last year.

Licensing Segment:

Royalty income generated by the Licensing segment accounted for $3,786, or 0.3% of total revenue, in the first six months of 2022 compared to $4,304, or 0.6% of total revenue, in the first six months of 2021. Operating expenses increased to $1,179 in the current period compared to $469 in the same period of last year. Income from the Licensing segment was $2,607 as compared to $3,835 in the same period last year.

Corporate:

Our corporate activities do not constitute as a reportable segment and includes costs in operating expenses not directly attributable to the reportable segments. Corporate is primarily related to costs associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security and other shared costs. Corporate operating expenses was $43,612 in the first six months of 2021 as compared to $40,740 in the same period last year.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments totaled $180,498 and $263,536 as of June 30, 2022 and December 31, 2021, respectively. Of the total cash, cash equivalents and short-term investments as of June 30, 2022, $93,796, or approximately 52%, was held in our foreign subsidiaries and of the total cash, cash equivalents and short-term investments on December 31, 2021, $156,112, or approximately 59%, was held in our foreign subsidiaries.
On July 22, 2020, we entered into a $150,000, five-year, asset-based revolving credit facility with various lenders and Citizens Bank, N.A.
As of June 30, 2022, we had working capital of $526,767, cash and cash equivalents of $150,929, short-term investments of $29,569, no cash borrowing and $503 in letters of credit outstanding unrelated to the our Credit Agreement.
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

Cash Flows
A summary of our cash provided by and used in operating, investing, and financing activities is as follows:
Operating Activities
Cash provided by operations was $40,286 for the six months ended June 30, 2022 compared to $91,923 in the same period of last year. The decrease in cash provided by operations was primarily driven by unfavorable changes in accounts payable and accrued expenses and inventories partially offset by an increase in net income.

Investing Activities

Cash provided by investing activities was $7,589 for the six months ended June 30, 2022, which consisted of cash received of $53,803 from the maturities and sales of short-term investments partially offset by purchases of $38,951 in short-term investments. We also made capital expenditures of $5,263, principally for leasehold improvements to office space, new stores and systems enhancements and purchased a trademark for $2,000.

Financing Activities

During the six months ended June 30, 2022, net cash used in financing activities was $114,771, which primarily consisted of share repurchases of $77,027 and cash dividends paid of $33,389.

Contractual Obligations

Our contractual obligations as of June 30, 2022 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2022	2023-2024	2025-2026	2027 and after
Operating lease obligations	$117,131	$18,939	$53,293	$31,891	$13,008
Purchase obligations	230,085	224,750	5,335	—	—
Future minimum royalty and advertising payments	9,563	4,125	5,438	—	—
Transition tax	13,284	1,563	6,837	4,884	—
Total	$370,063	$249,377	$70,903	$36,775	$13,008
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

We have employment agreements with our Creative and Design Chief, Steven Madden, and certain executive officers, which provide for the payment of compensation aggregating to approximately $5,262 in the remainder of 2022, 8,900 in 2023, and $1,172 in 2024. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits, including stock-related compensation.
Transition tax of $13,284 was the result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). Excluded from the contractual obligations table above are long-term taxes payable of $1,145 as of June 30, 2022 primarily related to uncertain tax positions, for which we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year due to uncertainties in the timing of tax audit outcomes.
Dividends
The Company’s Board of Directors approved a quarterly cash dividend of $0.21 per share. The dividend is payable on September 26, 2022 to stockholders of record as of the close of business on September 16, 2022.

Future quarterly cash dividend payments are subject to the discretion of our Board of Directors and contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that cash dividends will be paid to holders of our common stock in the future.

Inflation

Inflation and cost pressures, including increasing raw material, wage and freight costs, have had a significant impact on our profitability in the three months ended June 30, 2022 and elevated prices are expected to continue throughout 2022. Historically, we have minimized the impact of product cost increases by increasing prices, renegotiating costs, changing suppliers and improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.

Off-Balance Sheet Arrangements
In addition to the commitments included in the Contractual Obligations table above, we have outstanding letters of credit of $503 outstanding as of June 30, 2022 related to the purchase of inventory. These letters of credit expire at various dates through 2030.
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

Critical Accounting Policies and the Use of Estimates

There have been no material changes to our critical accounting policies and the use of estimates from these disclosures reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on March 1, 2022, however in order to add or enhance the disclosure of certain policies we have revised these disclosures for the fiscal year ended December 31, 2021;
Management believes the following critical accounting estimates are the most significantly affected by judgments and assumptions used in the preparation of our consolidated financial statements: allowances for doubtful accounts; markdowns and chargeback allowances, co-op advertising allowances, customer returns; inventory valuation; valuation of intangible assets and goodwill; and impairment of other long-lived assets. Our estimates are made based upon historical factors, current and future circumstances and market conditions, and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis, and we may employ outside experts to assist in the valuation process of our intangible assets, goodwill, and other long-lived assets.

    Allowances for doubtful accounts. A vast majority of our customers’ receivable balances are protected under our factoring and collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”), described in Note R in the Form 10-K for the Year Ended December 31, 2021. Under this agreement, Rosenthal assumes the credit risk resulting from a customer’s financial inability to make payment of credit-approved receivables. We also use risk insurance, letters of credit and put agreements to mitigate credit risk for a significant portion of the receivables not covered under our Rosenthal agreement. The balance of receivables not covered under our Rosenthal agreement is reduced by an allowance for amounts that may be uncollectible in the future.
The estimated allowance for doubtful accounts is based on an analysis of the aging of accounts receivable, assessments of collectability based on historical trends, the financial condition of our customers and an evaluation of economic conditions. Differences in management’s estimation of the above factors could impact our results of operations and financial position. The balances of allowances for doubtful accounts are generally correlated with our revenues from wholesale customers whose receivables are not covered under our Rosenthal agreement, and actual losses have historically been within our expectations and in line with the allowances we have established. The balances and activity in the allowances for doubtful accounts are presented in Note U in the Form 10-K for the Year Ended December 31, 2021. A hypothetical 5% increase in our allowance for doubtful accounts as of December 31, 2021 would have increased our 2021 operating expenses by approximately $600.
Markdowns, chargebacks, co-op advertising, and customer returns. As described in Note B to the consolidated financial statements – Summary of Significant Accounting Policies in the Form 10-K for the Year Ended December 31, 2021, we provide variable consideration to our wholesale customers to maximize sales of our product on the retail floor, in the form of markdowns and chargeback allowances, co-op advertising allowances, and return reserves related to the current period sales.
a.Markdowns and chargeback allowances. We evaluate anticipated customer markdowns and chargeback allowances by reviewing several performance indicators for our major customers. These performance indicators, which include inventory levels on the retail floors, sell through rates to the end consumer and gross margin levels, are analyzed by management to estimate the amount of customer allowances. We also discuss product performance with our retail partners on an ongoing basis to gather more intelligence to inform our estimation process. Differences in management’s estimation of the above factors from period to period could impact our results of operations and financial position. The levels of markdown and chargeback allowances are generally correlated with our revenues to wholesale customers. A hypothetical 5% increase in the reserve balance for markdowns and chargeback allowances as of December 31, 2021 would have decreased our 2021 revenue by approximately $1,200.
b.Co-op advertising allowances. Under our co-op advertising programs, we agree to reimburse the retailer for a portion of the costs incurred by the retailer to advertise and promote some of our products. We estimate the costs of co-op advertising programs based on the terms of the agreements with our customers. Differences in management’s estimation of the co-op advertising activity at our customers and the resulting amount of the reserve for these allowances from period to period could impact our results of operations and financial position. The level of co-op advertising support is generally correlated with our revenues to wholesale customers. A hypothetical 5% increase in the reserve balance for co-op advertising allowances as of December 31, 2021 would have decreased our 2021 revenue by approximately $200.
c.Return reserve. Our Direct-to-Consumer segment accepts returns within 30 days from the date of a sale. We estimate a return reserve in the Direct-to-Consumer segment by establishing a return rate using historical returns data. The rate is then applied to eligible revenues recorded in the current period to calculate the reserve. We do not accept returns as a normal business practice in our wholesale segments, except for our Blondo, Dolce Vita and BB Dakota product lines. We estimate returns based on historical experience and current market conditions. In addition, our wholesale segments may, from time to time, accept returns for damaged products from our wholesale customers on which our costs are normally charged back to the responsible third-party factory. The level of returns is generally correlated with our revenues to wholesale customers. A hypothetical 5% increase in the return reserve as of December 31, 2021 would have decreased our 2021 revenue by approximately $400.
The balances and activity in the markdown and chargeback allowances (which includes co-op advertising allowances) are included in Note U in the Form 10-K for the Year Ended December 31, 2021.
Inventory valuation. Inventories are stated at the lower of cost or net realizable value, on a first-in, first-out basis. We review inventory on a regular basis for excess and slow-moving inventory. The review is based on an analysis of the age and styles of inventory on hand, historical sales of the same or similar products, and expected net realizable value through future sales. The analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales and projections for sales in the foreseeable future as well as subsequent sales and discussions with both traditional and off-price retailers. We consider quantities on hand in excess of estimated future sales to be at risk for market impairment. The estimated net realizable value is determined based on the estimate of selling prices of inventory through off-price and discount store channels, department stores and our own direct-to-consumer channel. The likelihood of any material inventory write-down is dependent primarily on the expectation of future consumer demand for our products, which is influenced by consumer trends, economic and market conditions, weather patterns for seasonal goods and the impacts of the COVID-19 pandemic. A misinterpretation or misunderstanding of future consumer demand for our products due to these or any other factors could result in inventory valuation changes compared to the valuation determined to be appropriate as of the balance sheet date.
In general, our inventory obsolescence estimates have historically been within our expectations and in line with the reserves established, and although possible, significant variation is not expected in the future. A hypothetical 5% increase to inventory reserves at December 31, 2021 would have decreased our 2021 gross profit by approximately $200.
Valuation of intangible assets and goodwill. Goodwill and other intangible assets deemed to have indefinite useful lives are not amortized. These assets are tested for impairment at least annually on the first day of the third quarter, or more frequently if impairment indicators are present. Intangible assets with finite lives are amortized over their estimated useful lives and tested for impairment if indicators are present.
Our annual impairment assessment of goodwill and indefinite-lived intangible assets is generally performed using a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit or intangible asset is less than its carrying amount. Performance of the qualitative impairment assessment requires judgment in identifying and considering the significance of relevant events and circumstances including external factors, such as macroeconomic and industry conditions (including the COVID-19 pandemic) and the legal and regulatory environment, as well as entity-specific factors, such as actual and planned financial performance, that could impact the fair value of our reporting units and indefinite-lived intangible assets. The results of our most recent quantitative tests are also considered in performing the qualitative assessment.
If the results of the annual qualitative assessment conclude that it is not more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset exceeds its carrying value, or if interim indicators of impairment are identified, a quantitative impairment test is performed.
A quantitative impairment test involves comparing the fair value of a reporting unit or intangible asset with its carrying value. If the fair value is less than the carrying value, an impairment loss is recorded for an amount equal to the excess of the carrying value over the fair value. For goodwill, the impairment loss is limited to the amount of the respective reporting unit’s allocated goodwill. Determination of the fair value of a reporting unit or indefinite-lived intangible asset is subjective in nature and involves the use of significant estimates and assumptions including consideration of external factors, such as macroeconomic and industry conditions (including the COVID-19 pandemic) and the legal and regulatory environment, as well as entity-specific factors such as actual and planned financial performance. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the amount of any such charge. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions, including projected future cash flows, discount rates, growth rates, and determination of appropriate market comparisons. It is possible that our conclusions regarding impairment of goodwill or other intangible assets could change in future periods if, for example, our businesses do not perform as projected or overall economic conditions in future periods vary from current assumptions.
Our annual impairment tests were last performed as of July 1, 2021 using a qualitative assessment, the results of which indicated that it is more likely than not that the fair values of our reporting units and indefinite-lived intangible assets significantly exceeded their carrying values. A hypothetical 10% decrease in the fair values of our reporting units and our indefinite-lived intangible assets as of December 31, 2021 would not have resulted in any impairment charges. No goodwill or intangible asset impairment charges were recorded as a result of our annual impairment tests during any of the years presented in the Form 10-K for the Year Ended December 31, 2021.
During the fourth quarter of 2021, certain decisions were made by the Company that resulted in the change in the useful life of the BB Dakota trademark from an indefinite to a finite life. As a result, the BB Dakota trademark was assessed for impairment. The estimated fair value of this trademark was determined using an excess earnings method, incorporating the use of projected financial information and a discount rate, which was developed using market participant-based assumptions. As a result of this assessment, the BB Dakota trademark was written down from the carrying value of $9,670 to its fair value of $7,050, resulting in a pre-tax, non-cash impairment charge of $2,620. This charge was recorded in impairment of intangibles in the Company’s Consolidated Statements of Income/ (Loss) and recognized in the Wholesale Accessories/Apparel segment. The fair value of $7,050 will be amortized over its remaining useful life of one year.
As a result of the COVID-19 pandemic and decline in the macroeconomic environment, during the twelve months ended December 31, 2020, the Company’s Cejon, Report, GREATS and Jocelyn trademarks (indefinite-lived intangibles) were written down from an aggregate carrying value of $57,198 to their fair values of $12,925, resulting in a pre-tax, non-cash impairment charge of $44,273. These charges were recorded in impairment of intangibles in the Company’s Consolidated Statements of Income/(Loss) and recognized in three reporting units: $27,472 related to Wholesale Accessories/Apparel, $16,345 related to Wholesale Footwear and $456 related to the Direct-to-Consumer segments, respectively. The estimated fair values of these trademarks were determined using an excess earnings method, incorporating the use of projected financial information and a discount rate, which was developed using market participant-based assumptions.
See Note H to the consolidated financial statements—Goodwill and Intangibles Assets in the Form 10-K for the Year Ended December 31, 2021 for further detail and impairment charges.

Impairment of other long-lived assets. We evaluate other long-lived assets, including property and equipment and operating lease right-of-use assets, for impairment periodically whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets or asset groups may not be recoverable (as described in Note G – Property and Equipment and Note N – Leases in the Form 10-K for the Year Ended December 31, 2021).
In evaluating long-lived assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset or asset group and its eventual disposition, where applicable. Estimates of future cash flows include consideration of macroeconomic trends (including the COVID-19 pandemic) such as consumer spending and entity-specific plans and strategies.
If such estimated future cash flows are less than the asset or asset group’s carrying value, an impairment loss is recognized to the extent the asset or asset group’s carrying value exceeds its fair value. Individual assets in an asset group are not written down below their individual fair value. Fair value is estimated considering external market participant assumptions and discounted cash flows, including those based on estimated market rents for operating lease right-of-use assets. It is possible that our conclusions regarding impairment of long-lived assets could change in future periods if, for example, future cash flows do not meet expectations because of unforeseen adverse future economic and market conditions that negatively impact consumer behavior or spending patterns or market rents decrease significantly.
During 2021, we recorded an impairment loss of $1,432 on long-lived assets. The carrying value of long-lived assets that had an indicator of impairment as of December 31, 2021 was less than 5% of the balance of long-lived assets at December 31, 2021. Therefore, changes to assumptions of future cash flows or market rents would not have materially impacted the impairment charge.
In 2020, due to the impact of the COVID-19 pandemic on the Company’s operations and the decline in the retail real estate market, the Company identified indicators of impairment for long-lived assets at certain retail stores. As described in Note G – Property and Equipment and Note N – Leases in the Form 10-K for the Year Ended December 31, 2021, the Company recorded an aggregate impairment charge of $36,895 related to long-lived assets at such retail stores. For the year ended December 31, 2019, the Company recorded an aggregate impairment charge of $1,883.
See Note G – Property and Equipment and Note N – Leases in the Form 10-K for the Year Ended December 31, 2021 for further detail and impairment charges.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)

Interest Rate Risk

We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and BSBY. The terms of our $150,000 asset-based revolving credit agreement and our collection agency agreement with Rosenthal & Rosenthal, Inc. can be found in the Liquidity and Capital Resources section of Item 2 and in Note P and Note Q , respectively, to the Condensed Consolidated Financial Statements included in this Quarterly Report. Because we had no cash borrowings under the Credit Facility as of June 30, 2022, a 10% change in interest rates, with all other variables held constant, would have no effect on our reported interest expense.
As of June 30, 2022, we held short-term investments valued at $29,569, which consist of certificates of deposit and commercial paper. We have the ability to hold these investments until maturity.
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
In the first six months of 2022, we entered into forward foreign exchange contracts with notional amounts totaling $47,826. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of June 30, 2022. As of June 30, 2022, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts, with all other variables held constant, would result in a net increase or decrease, respectively, in the fair value of our derivatives portfolio of approximately $2,362.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
($ in thousands, except par value and per share data)

The following table presents the total number of shares of our common stock, par value $0.0001 per share, purchased by us in the three months ended June 30, 2022, the average price paid per share and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period pursuant to our Share Repurchase Program. See also Note H to the Condensed Consolidated Financial Statements. During the three months ended June 30, 2022, there were no sales by us of unregistered shares of common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2022 - 4/30/2022	9	$38.28	0	$185,076
5/1/2022 - 5/31/2022	561	$37.79	556	$164,068
6/1/2022 - 6/30/2022	358	$36.54	356	$151,063
Total	928	$37.31	912
(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan, each provide us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy all or part of the tax-withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations and the cost of the option by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the tax-withholding rate and the cost of the option. Included in this table are shares withheld during the second quarter of 2022 in connection with the settlement of stock awards to satisfy the cost of options and tax-withholding requirements with an aggregate purchase price of approximately $615.

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

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

Dated: July 29, 2022

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ZINE MAZOUZI
Zine Mazouzi
Chief Financial Officer