Form 10-Q
period 2022-09-30
STEVEN MADDEN, LTD.
filed 2022-11-04
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
Yes  ☐   No ☒

As of November 2, 2022, there were 77,883,481 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021	September 30, 2021
(in thousands, except par value)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$139,194	$219,499	$219,523
Short-term investments	9,051	44,037	40,390
Accounts receivable, net of allowances of $8,636, $12,273 and $11,596	48,601	26,546	36,524
Factor accounts receivable	341,141	364,982	347,748
Inventories	244,315	255,213	201,198
Prepaid expenses and other current assets	25,531	20,845	19,182
Income tax receivable and prepaid income taxes	9,416	13,538	16,536
Total current assets	817,249	944,660	881,101
Note receivable – related party	499	794	891
Property and equipment, net	36,861	35,790	36,843
Operating lease right-of-use asset	90,407	85,449	90,832
Deposits and other	3,655	4,180	4,332
Deferred taxes	6,945	4,581	4,964
Goodwill – net	167,652	167,995	167,957
Intangibles – net	102,967	112,093	113,140
Total Assets	$1,226,235	$1,355,542	$1,300,060
LIABILITIES
Current liabilities:
Accounts payable	$99,173	$136,766	$121,838
Accrued expenses	119,650	243,163	210,985
Operating leases – current portion	30,234	30,759	32,063
Income taxes payable	19,161	4,522	7,194
Contingent payment liability – current portion	440	5,109	3,660
Accrued incentive compensation	11,423	14,871	12,834
Total current liabilities	280,081	435,190	388,574
Contingent payment liability – long term portion	—	6,960	4,381
Operating leases – long-term portion	79,906	80,072	85,358
Deferred tax liabilities	3,378	3,378	2,563
Other liabilities	10,930	9,404	12,004
Total Liabilities	374,295	535,004	492,880
Commitments, contingencies and other (Note N)
STOCKHOLDERS’ EQUITY
Preferred stock – $0.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $0.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $0.0001 par value, 245,000 shares authorized,134,443, 134,029 and 133,827 shares issued, 77,906, 80,557 and 81,393 shares outstanding	8	8	8
Additional paid-in capital	514,156	495,999	487,732
Retained earnings	1,555,563	1,421,067	1,367,252
Accumulated other comprehensive loss	(39,887)	(29,544)	(29,206)
Treasury stock – 56,537, 53,472 and 52,434 shares at cost	(1,187,537)	(1,075,432)	(1,026,956)
Total Steven Madden, Ltd. stockholders’ equity	842,303	812,098	798,830
Noncontrolling interest	9,637	8,440	8,350
Total stockholders’ equity	851,940	820,538	807,180
Total Liabilities and Stockholders’ Equity	$1,226,235	$1,355,542	$1,300,060
See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net sales	$553,120	$525,067	$1,643,144	$1,278,765
Commission and licensing fee income	3,523	3,675	8,222	8,896
Total revenue	556,643	528,742	1,651,366	1,287,661
Cost of sales (exclusive of depreciation and amortization)	327,167	308,744	976,227	758,504
Gross profit	229,476	219,998	675,139	529,157
Operating expenses	150,724	131,580	433,252	363,888
Impairment of fixed assets and lease right-of-use assets	—	—	—	1,089
Income from operations	78,752	88,418	241,887	164,180
Interest and other income/(expense) – net	1,340	(202)	106	(1,016)
Income before provision for income taxes	80,092	88,216	241,993	163,164
Provision for income taxes	18,335	21,551	56,728	36,827
Net income	61,757	66,665	185,265	126,337
Less: net income attributable to noncontrolling interest	460	22	995	1,645
Net income attributable to Steven Madden, Ltd.	$61,297	$66,643	$184,270	$124,692

Basic net income per share	$0.81	$0.85	$2.41	$1.58

Diluted net income per share	$0.79	$0.82	$2.35	$1.53

Basic weighted average common shares outstanding	75,598	78,129	76,463	78,686
Effect of dilutive securities – options/restricted stock	1,798	3,178	2,116	3,068
Diluted weighted average common shares outstanding	77,396	81,307	78,579	81,754

Cash dividends declared per common share	$0.21	$0.15	$0.63	$0.45

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(in thousands)	Pre-tax amounts	Tax benefit	After-tax amounts	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$61,757			$185,265
Other comprehensive income/(loss):
Foreign currency translation adjustment	$(7,712)	$—	(7,712)	$(12,145)	$—	(12,145)
(Loss)/gain on cash flow hedging derivatives	(148)	40	(108)	591	(160)	431
Total other comprehensive loss	$(7,860)	$40	(7,820)	$(11,554)	$(160)	(11,714)

Comprehensive income			53,937			173,551
Less: comprehensive loss attributable to noncontrolling interests			(202)			(376)
Comprehensive income attributable to Steven Madden, Ltd.			$54,139			$173,927

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(in thousands)	Pre-tax amounts	Tax expense	After-tax amounts	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$66,665			$126,337
Other comprehensive income:
Foreign currency translation adjustment	$(4,258)	$—	(4,258)	$(673)	$—	(673)
Gain on cash flow hedging derivatives	365	(91)	274	1,174	(294)	880
Total other comprehensive (loss)/income	$(3,893)	$(91)	(3,984)	$501	$(294)	207

Comprehensive income			62,681			126,544
Less: comprehensive income attributable to noncontrolling interests			163			1,894
Comprehensive income attributable to Steven Madden, Ltd.			$62,518			$124,650

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - June 30, 2022	79,007	$8	$508,063	$1,510,651	$(32,729)	55,420	$(1,152,459)	$9,784	$843,318
Share repurchases and net settlement of awards under stock plan	(1,117)	—	—	—	—	1,117	(35,078)	—	(35,078)
Issuance of restricted stock, net of forfeitures	16	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,148	—	—	—	—	—	6,148
Foreign currency translation adjustment	—	—	—	—	(7,050)	—	—	(662)	(7,712)
Cash flow hedge (net of tax benefit of $40)	—	—	—	—	(108)	—	—	—	(108)
Dividends on common stock ($0.21 per share)	—	—	—	(16,385)	—	—	—	—	(16,385)
Sale of minority noncontrolling interest of a subsidiary	—	—	(55)	—	—	—	—	55	—
Net income	—	—	—	61,297	—	—	—	460	61,757
Balance - September 30, 2022	77,906	$8	$514,156	$1,555,563	$(39,887)	56,537	$(1,187,537)	$9,637	$851,940

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2021	80,557	$8	$495,999	$1,421,067	$(29,544)	53,472	$(1,075,432)	$8,440	$820,538
Share repurchases and net settlement of awards under stock plan	(3,065)	—	—	—	—	3,065	(112,105)	—	(112,105)
Exercise of stock options	18	—	415	—	—	—	—	—	415
Issuance of restricted stock, net of forfeitures	396	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	18,298	—	—	—	—	—	18,298
Foreign currency translation adjustment	—	—	—	—	(10,774)	—	—	(1,371)	(12,145)
Cash flow hedge (net of tax expense of $160)	—	—	—	—	431	—	—	—	431
Dividends on common stock ($0.63 per share)	—	—	—	(49,774)	—	—	—	—	(49,774)
Sale of minority noncontrolling interest of a subsidiary	—	—	(556)	—	—	—	—	1,573	1,017
Net income	—	—	—	184,270	—	—	—	995	185,265
Balance - September 30, 2022	77,906	$8	$514,156	$1,555,563	$(39,887)	56,537	$(1,187,537)	$9,637	$851,940

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - June 30, 2021	82,156	$8	$481,646	$1,312,827	$(25,081)	51,661	$(995,065)	$8,187	$782,522
Share repurchases and net tax settlement of awards under stock plan	(773)	—	—	—	—	773	(31,891)	—	(31,891)
Exercise of stock options	16	—	409	—	—	—	—	—	409
Issuance of restricted stock, net of forfeitures	(5)	—	—	—	—	—	—	—	—
Stock-based compensation		—	5,677	—	—	—	—	—	5,677
Foreign currency translation adjustment	—	—	—	—	(4,399)	—	—	141	(4,258)
Cash flow hedge (net of tax expense of $91)	—	—	—	—	274	—	—	—	274
Dividends on common stock ($0.15 per share)	—	—	—	(12,218)	—	—	—	—	(12,218)
Net income	—	—	—	66,643	—	—	—	22	66,665
Balance - September 30, 2021	81,393	$8	$487,732	$1,367,252	$(29,206)	52,434	$(1,026,956)	$8,350	$807,180

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2020	82,616	$8	$478,463	$1,279,550	$(29,164)	50,631	$(952,271)	$13,783	$790,369
Share repurchases and net tax settlement of awards under stock plan	(1,803)	—	—	—	—	1,803	(74,685)	—	(74,685)
Exercise of stock options	311	—	7,232	—	—	—	—	—	7,232
Issuance of restricted stock, net of forfeitures	269	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	16,696	—	—	—	—	—	16,696
Foreign currency translation adjustment	—	—	—	—	(922)	—	—	249	(673)
Cash flow hedge (net of tax expense of $294)	—	—	—	—	880	—	—	—	880
Dividends on common stock ($0.45 per share)	—	—	—	(36,990)	—	—	—	—	(36,990)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	(2,859)	(2,859)
Acquisition of noncontrolling interest	—	—	(14,659)	—	—	—	—	(4,468)	(19,127)
Net income	—	—	—	124,692	—	—	—	1,645	126,337
Balance - September 30, 2021	81,393	$8	$487,732	$1,367,252	$(29,206)	52,434	$(1,026,956)	$8,350	$807,180

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$185,265	$126,337
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	18,298	16,696
Depreciation and amortization	15,425	11,611
Loss on disposal of fixed assets	312	449
Impairment of lease right-of-use asset and fixed assets	—	1,089
Deferred taxes	(2,364)	452
Accrued interest on note receivable - related party	(12)	(18)
Notes receivable - related party	307	307
Change in valuation of contingent payment liabilities	(6,520)	7,834
Gain on sale of trademark	—	(8,000)
Recovery of receivables, related to the Payless ShoeSource bankruptcy	—	(919)
Changes, net of acquisitions, in:
Accounts receivable	(25,623)	(10,561)
Factor accounts receivable	23,841	(95,077)
Inventories	6,842	(99,778)
Prepaid expenses, income tax receivables, prepaid taxes, and other assets	120	(2,638)
Accounts payable and accrued expenses	(140,144)	143,111
Accrued incentive compensation	(3,448)	8,961
Leases and other liabilities	(5,213)	(3,672)
Payment of contingent consideration	(339)	—
Net cash provided by operating activities	66,747	96,184

Cash flows from investing activities:
Capital expenditures	(10,115)	(4,599)
(Purchase)/sale of a trademark	(2,000)	8,000
Purchases of short-term investments	(38,951)	(43,376)
Maturity/sale of short-term investments	73,726	42,383
Net cash provided by investing activities	22,660	2,408

Cash flows from financing activities:
Proceeds from exercise of stock options	415	7,232
Distribution of noncontrolling interest earnings	—	(2,859)
Acquisition of noncontrolling interest	—	(19,127)
Common stock purchased for treasury	(112,105)	(74,685)
Cash dividends paid on common stock	(49,774)	(36,990)
Payment of contingent consideration	(4,770)	—
Net cash used in financing activities	(166,234)	(126,429)
Effect of exchange rate changes on cash and cash equivalents	(3,478)	(504)
Net decrease in cash and cash equivalents	(80,305)	(28,341)
Cash and cash equivalents – beginning of period	219,499	247,864
Cash and cash equivalents – end of period	$139,194	$219,523

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2022
(in thousands except per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2021 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 1, 2022.

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

Note D – Short-Term Investments

As of September 30, 2022 and December 31, 2021, short-term investments consisted of certificates of deposit. These securities are classified as current based upon their maturities. As of September 30, 2022 and December 31, 2021, short-term investments amounted to $9,051 and $44,037, respectively, and have original maturities less than or equal to one year as of the balance sheet date.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2022
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
•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
•Level 3: Significant unobservable inputs.

The Company’s financial assets and liabilities subject to fair value measurements as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022				December 31, 2021
	Fair value	Level 1	Level 2	Level 3	Fair value	Level 1	Level 2	Level 3
Assets:
Forward contracts	1,524	—	1,524	—	494	—	494	—
Total assets	$1,524	$—	$1,524	$—	$494	$—	$494	$—
Liabilities:
Contingent consideration	$440	$—	$—	$440	$6,960	$—	$—	$6,960
Forward contracts	476	—	476	—	46	—	46	—
Total liabilities	$916	$—	$476	$440	$7,006	$—	$46	$6,960

Forward contracts are used to manage the risk associated with the volatility of future cash flows (see Note M – Derivative Instruments). Fair value of these instruments is based on observable market transactions of spot and forward rates.

The Company's Level 3 balance consists of contingent consideration related to acquisitions. The changes in the Company's Level 3 liabilities for the periods ended September 30, 2022 and December 31, 2021 were as follows:

	Balance at January 1, 2022	Adjustments(1)	Transfer out of Level 3	Balance at September 30, 2022(2)
Liabilities:
Contingent consideration	$6,960	(6,520)	—	$440

	Balance at January 1, 2021	Adjustments(3)	Transfer out of Level 3(4)	Balance at December 31, 2021
Liabilities:
Contingent consideration	$207	11,862	(5,109)	$6,960

(1) In 2022, amount consists of an adjustment of $(6,520) that was included as a benefit in operating expenses, related to the change in valuation of the contingent consideration in connection with the acquisition of B.B. Dakota, Inc.
(2) Total contingent consideration liability of $440 is classified as current on the Consolidated Balance Sheets at September 30, 2022.
(3) In 2021, amount consists of adjustments of $11,869 and $(7) that were included as an expense in operating expenses, related to the change in valuation of the contingent consideration in connection with the acquisitions of B.B. Dakota, Inc. and GREATS Brand, Inc., respectively.
(4) On December 31, 2021, the transfer out of level 3 amount of $5,109, which was recorded in accrued expenses on the Consolidated Balance Sheets, represented the current portion of our contingent liabilities and was measured at the amount payable based upon actual EBITDA performance for the related performance period. As of September 30, 2022, $5,109 was paid, of which $339 was included as a payment from operating activities and $4,770 was included as a payment from financing activities on the Condensed Consolidated Statement of Cash Flows.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2022
(in thousands except per share data)

At September 30, 2022, the liability for potential contingent consideration was $440 in connection with the August 12, 2019 acquisition of B.B. Dakota, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, between the Company and the sellers of B.B. Dakota, Inc., earn-out payments are based on EBITDA performance. The fair value of the contingent payments was estimated using the Black-Scholes-Merton option pricing method with a nonlinear payoff structure based on a set of financial metrics of B.B. Dakota, Inc. during the earn-out period, utilizing a discount rate of 12.3%.

At September 30, 2022, the liability for potential contingent consideration was $0 in connection with the August 9, 2019 acquisition of GREATS Brand, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement, between the Company and the sellers of GREATS Brand, Inc., earn-out payments are based on EBITA performance. The fair value of the contingent payments was estimated using a risk neutral simulation method to model the probability of different financial results of GREATS Brand, Inc. during the earn-out period. However, the EBITA performance is not expected to be met under any of the scenarios.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2022
(in thousands except per share data)
Note F – Leases
The Company leases office space, sample production space, warehouses, showrooms, storage units and retail stores, which are recorded under operating leases. The Company’s portfolio of leases is primarily related to real estate. Since most of its leases do not provide a readily determinable implicit rate, the Company estimates its incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Some of the Company’s retail store leases provide for variable lease payments based on future sales volumes at the leased location, which are not measurable at the inception of the lease and are therefore not included in the measurement of the right-of-use assets and lease liabilities. Under Topic 842, "Leases," these variable lease costs are expensed as incurred.

Lease Position
The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021:

	Classification on the Balance Sheet	September 30, 2022	December 31, 2021
Assets
Noncurrent (1)	Operating lease right-of-use asset	$90,407	$85,449

Liabilities
Current	Operating leases – current portion	$30,234	$30,759
Noncurrent	Operating leases – long-term portion	79,906	80,072
Total operating lease liabilities		$110,140	$110,831

Weighted-average remaining lease term		4.2 years	4.6 years
Weighted-average discount rate		4.3%	4.3%
(1) During the year ended December 31, 2021, the Company recorded a pre-tax impairment charge related to its lease right-of-use assets of $1,023 in the Direct-to-Consumer and its Wholesale Accessories/Apparel segments.
Lease Costs
The table below presents certain information related to lease costs during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$8,620	$9,118	$25,145	$28,384
Variable lease cost (1)	1,774	1,937	5,428	14,818
Less: sublease income	66	80	257	241
Total lease cost	$10,328	$10,975	$30,316	$42,961
(1) For the three and nine months ended September 30, 2021, the Company incurred expenses related to the COVID-19 lease amendments of $0 and $9,505, respectively, which were included in variable lease cost.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2022
(in thousands except per share data)
Other Information
The table below presents supplemental cash flow information related to leases during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$29,379	$32,126

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Noncash transactions
Right-of-use asset obtained in exchange for new operating lease liabilities	13,460	2,388	$28,427	$12,992
Right-of-use asset amortization expense	8,411	8,493	$23,469	$24,256
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of September 30, 2022:

2022 (remaining three months)	$10,062
2023	33,080
2024	26,285
2025	20,968
2026	15,536
Thereafter	14,115
Total minimum lease payments	120,046
Less: interest	9,906
Present value of lease liabilities	$110,140

Note G – Impairment of Other Long-Lived Assets

Property and equipment and lease-related right-of-use assets, along with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. In 2021, the Company identified indicators of impairment for long-lived assets at certain retail stores. For such stores, the Company performed a recoverability test, comparing estimated undiscounted cash flows to the carrying value of the related long-lived assets. When the carrying value was more than the estimated undiscounted cash flows, the Company determined that an impairment test was required. Fair values of the long-lived assets were estimated using an income approach based on management’s forecast of future cash flows derived from continued retail operations and the fair values of individual operating lease assets were determined using estimated market rental rates. Significant estimates are used in determining future cash flows of each store over its remaining lease term, including the Company's expectations of future projected cash flows that include revenues, gross margins, operating expenses, and market conditions. An impairment loss is recorded if the carrying amount of the long-lived asset group exceeds its fair value. For the three and nine months ended September 30, 2022, there were no impairment charges recorded. For the three and nine months ended September 30, 2021, the Company recorded total impairment charges of $0 and $1,089, for impairment of its fixed assets and right-of-use assets in its Wholesale Accessories/Apparel and Direct-to-Consumer segments. These charges were recorded in impairment of fixed assets and lease right-of-use assets in the Company’s Condensed Consolidated Statements of Income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2022
(in thousands except per share data)
Note H – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions, the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On April 24, 2019, the Board of Directors approved the expansion of the Company's Share Repurchase Program for up to $200,000 in repurchases of the Company's common stock, which included the amount remaining under the prior authorization. On November 2, 2021, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $200,000, bringing the total authorization to $250,000 which included the amount remaining under the prior authorization. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases, net settlements of employee stock awards or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the nine months ended September 30, 2022, an aggregate of 2,950 shares of the Company's common stock, excluding net settlements of employee stock awards, were repurchased under the Share Repurchase Program, at a weighted average price per share of $36.42, for an aggregate purchase price of approximately $107,428. As of September 30, 2022, approximately $116,122 remained available for future repurchases under the Share Repurchase Program.

The Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (as further amended, the "2006 Plan"), which expired on April 6, 2019, and the Steven Madden, Ltd. 2019 Incentive Compensation Plan (the "2019 Plan") both provide the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding and/or option cost obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation and/or option cost. During the nine months ended September 30, 2022, an aggregate of 115 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements and option costs, at an average price per share of $40.83, for an aggregate purchase price of approximately $4,676.

Note I – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 2,964 shares for the period ended September 30, 2022, compared to 3,608 shares for the period ended September 30, 2021. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the assumed proceeds, which are deemed to be the proceeds from the exercise plus compensation cost not yet recognized attributable to future services using the treasury method, were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average common shares outstanding:
Basic	75,598	78,129	76,463	78,686
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	1,798	3,178	2,116	3,068
Diluted	77,396	81,307	78,579	81,754

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2022
(in thousands except per share data)
For the three and nine months ended September 30, 2022, options to purchase approximately 0 and 25 shares of common stock, respectively, have been excluded from the calculation of diluted net income per share as the result would have been anti-dilutive. For the three and nine months ended September 30, 2021, options to purchase approximately 17 and 2 shares of common stock, respectively, have been excluded from the calculation of diluted net income per share as the result would have been anti-dilutive. For the three and nine months ended September 30, 2022, 125 and 39 restricted shares were excluded from the calculation of diluted net income per share, as compared to approximately 2 and 7 shares that were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2021, as the result would have been anti-dilutive. The Company had contingently issuable performance awards outstanding that did not meet the performance conditions as of September 30, 2022 and 2021 and, therefore, were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2022 and 2021. The maximum number of potentially dilutive shares that could be issued upon vesting for these performance awards was approximately 12 and 17 as of September 30, 2022 and 2021, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities.

Note J – Income Taxes

The Company’s provision for income taxes for the three and nine months ended September 30, 2022 and 2021 is based on the estimated annual effective tax rate, plus or minus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income before provision for income taxes	$80,092	$88,216	$241,993	$163,164
Income tax expense	$18,335	$21,551	$56,728	$36,827
Effective tax rate	22.9%	24.4%	23.4%	22.6%

The difference between the Company’s effective tax rates of 22.9% and 24.4% for the three months ended September 30, 2022 and 2021, respectively, is primarily due to the expected jurisdictional mix of profit and losses from each period.

The difference between the Company’s effective tax rates of 23.4% and 22.6% for the nine months ended September 30, 2022 and 2021, respectively, is primarily due to a lower discrete tax benefit from the exercising and vesting of share-based awards and the expected jurisdictional mix of profit and losses from each period.

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

Note K – Equity-Based Compensation

The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

Common stock authorized	11,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(5,955)
Common stock available for grant of stock-based awards as of September 30, 2022	5,045

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2022
(in thousands except per share data)
In addition, vested and unvested options to purchase 1,727 shares of common stock and 1,977 shares of unvested restricted stock awarded under the 2006 Plan were outstanding as of September 30, 2022.

Total equity-based compensation for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock	$5,372	$4,596	$15,643	$13,541
Stock options	776	1,081	2,655	3,155
Total	$6,148	$5,677	$18,298	$16,696

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Proceeds from stock options exercised	$—	$409	$415	$7,232
Intrinsic value of stock options exercised	$—	$265	$295	$6,077

During the three and nine months ended September 30, 2022, options to purchase 58 shares vested with a weighted average exercise price of $35.89 and options to purchase 436 shares vested with a weighted average exercise price of $32.29, respectively. During the three and nine months ended September 30, 2021, options to purchase 64 shares vested with a weighted average exercise price of $41.50 and options to purchase 486 shares vested with a weighted average exercise price of $27.73 vested, respectively. As of September 30, 2022, there were unvested options relating to 291 shares of common stock outstanding with a total of $2,674 of unrecognized compensation cost and an average vesting period of 1.5 years.

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Volatility	42.5% - 51.1%	40.3% - 49.6%
Risk free interest rate	1.2% - 3.0%	0.1% to 0.6%
Expected life in years	3.0 - 5.0	2.0 - 4.0
Dividend yield	2.1%	1.6%
Weighted average fair value	$13.42	$11.75

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2022
(in thousands except per share data)
Activity relating to stock options granted under the Company’s plans during the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	2,531	$29.06
Granted	266	37.04
Exercised	(18)	23.72
Outstanding at September 30, 2022	2,779	$29.86	2.3 years	$2,613
Exercisable at September 30, 2022	2,488	$28.94	2.0 years	$2,595

Activity relating to stock options granted under the Company’s plans during the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	2,674	$26.80
Granted	254	43.16
Exercised	(311)	23.29
Outstanding at September 30, 2021	2,617	$28.80	3.0 years	$30,672
Exercisable at September 30, 2021	2,103	$27.61	2.8 years	$26,615
Restricted Stock

The following table summarizes restricted stock activity during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1,	2,849	$23.80	3,651	$20.81
Granted	421	40.58	316	38.95
Vested	(281)	32.54	(312)	28.00
Forfeited	(25)	35.61	(47)	34.93
Outstanding at September 30,	2,964	$25.26	3,608	$21.61

As of September 30, 2022, the Company had $48,209 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average period of 3.1 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2022
(in thousands except per share data)

Note L – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by reporting unit as of September 30, 2022:

	Wholesale			Net Carrying Amount
	Footwear	Accessories/ Apparel	Direct-to-Consumer
Balance at January 1, 2022	$90,066	$62,688	$15,241	$167,995
Translation	46	—	(389)	(343)
Balance at September 30, 2022	$90,112	$62,688	$14,852	$167,652

The following table details identifiable intangible assets as of September 30, 2022:

	Estimated Lives	Cost Basis	Accumulated Amortization	Impairment & Other(1)	Net Carrying Amount
Trade names	1–10 years	$18,695	$(14,312)	$(2,620)	$1,763
Customer relationships	10–20 years	38,680	(24,585)	(1,618)	12,477
		57,375	(38,897)	(4,238)	14,240
Re-acquired right	indefinite	35,200	—	(9,791)	25,409
Trademarks	indefinite	63,283	—	35	63,318
		$155,858	$(38,897)	$(13,994)	$102,967
(1) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar and Mexican peso in relation to the U.S. dollar.
The following table details identifiable intangible assets as of December 31, 2021:

	Estimated Lives	Cost Basis(1)	Accumulated Amortization	Impairment & Other(2)(3)	Net Carrying Amount
Trade names	1–10 years	$18,695	$(9,025)	$(2,620)	$7,050
Customer relationships	10–20 years	38,680	(23,164)	(1,491)	14,025
		57,375	(32,189)	(4,111)	21,075
Re-acquired right	indefinite	35,200	—	(7,708)	27,492
Trademarks	indefinite	63,283	—	243	63,526
		$155,858	$(32,189)	$(11,576)	$112,093
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2022
(in thousands except per share data)
The Company evaluates its goodwill and indefinite-lived intangible assets for indicators of impairment at least annually in the third quarter of each year or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. A qualitative assessment of goodwill and indefinite-lived intangible assets was performed as of July 1, 2022. In conducting the qualitative impairment assessment for goodwill and indefinite-lived intangibles, the Company concluded that it is more likely than not that the fair values of its reporting units exceeded their carrying values and the fair values of its indefinite-lived intangibles exceeded their respective carrying values. Therefore, in 2022, as a result of the annual test, no impairment charges were recorded for goodwill and intangibles.

During the year ended September 30, 2021, the Company sold one of its internally developed trademarks for $8,000. The gain from the sale of the trademark was recorded in operating expenses in the Company's Condensed Statement of Income.

The amortization of intangible assets amounted to $2,250 and $6,753 for the three and nine months ended September 30, 2022 compared to $554 and $2,187 for the three and nine months ended September 30, 2021 and is included in operating expenses in the Company's Condensed Consolidated Statements of Income. The estimated future amortization expense for intangibles as of September 30, 2022 is as follows:

2022 (remaining three months)	$2,011
2023	1,704
2024	1,704
2025	1,704
2026	1,704
Thereafter	5,413
Total	$14,240

Note M – Derivative Instruments
The Company uses derivative instruments, specifically forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of September 30, 2022, the Company's entire net forward contracts hedging portfolio consisted of a notional amount of $38,915, with the fair value included on the Consolidated Balance Sheets in other current assets of $1,524 and other current liabilities of $476. For the three and nine months ended September 30, 2022 and 2021, the Company's hedging activities were considered effective, and, thus, no ineffectiveness from hedging activities was recognized in the Consolidated Statements of Income during the third quarter of 2022 and 2021. These gains and losses are recognized in Cost of sales (exclusive of depreciation and amortization) on the Consolidated Statements of Income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2022
(in thousands except per share data)
Note N – Commitments, Contingencies and Other
Future Minimum Royalty and Advertising Payments:

The Company has minimum commitments related to the Company’s license agreements. The Company sources, distributes, advertises and sells certain of its products pursuant to its license agreements with unaffiliated licensors. Royalty amounts under the license agreements are generally based on a stipulated percentage of sales, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms and some have additional renewal options, provided that minimum sales levels and certain other conditions are achieved. As of September 30, 2022, the Company had future minimum royalty and advertising payments of $25,750.

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

Letters of Credit:

As of September 30, 2022, the Company had $503.4 in letters of credit outstanding unrelated to the Company's Credit Agreement.

Note O – Operating Segment Information

The Company operates the following operating segments, which are presented as reportable segments: Wholesale Footwear, Wholesale Accessories/Apparel, Direct-to-Consumer, First Cost and Licensing. Our Wholesale Footwear segment designs, sources and markets our brands and sells our products to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers and independent stores throughout the United States, Canada, Mexico, Europe and through our joint ventures and our international distributor network. Our Wholesale Accessories/Apparel segment designs, sources and markets our brands and sells our products to department stores, mass merchants, off-price retailers, online retailers, specialty retailers and independent stores throughout the United States, Canada, Mexico, Europe, and through our joint ventures and our international distributor network. Our Direct-to-Consumer segment, which was referred to as the Retail segment in previous filings, consists of Steve Madden® and Dolce Vita® full-price retail stores, Steve Madden® outlet stores, Steve Madden® concessions and directly-operated e-commerce websites. Our retail stores are located in regional malls and shopping centers, as well as high streets in major cities across the United States, Canada, Mexico, South Africa, Israel, Taiwan and China. Our First Cost segment represents activities that earn a commission for serving as a buying agent for footwear products under private labels for select national chains, specialty retailers and value-priced retailers. During the third quarter of 2022, most of our First Cost segment customers transitioned to our Wholesale segment. Our Licensing segment is engaged in the licensing of the Steve Madden®, Betsey Johnson®, Madden NYC™, Madden Girl® and other trademark rights for use in connection with the manufacturing, marketing and sale of select apparel categories, outerwear, hosiery, jewelry, hair accessories, watches, eyeglasses, sunglasses, umbrellas, bedding, luggage, fragrance and men’s leather accessories.

Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security and other shared services. The Chief Operating Decision Maker does not review asset information by segment, therefore we do not present assets in this note.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2022
(in thousands except per share data)

As of and for the three months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Direct-to-Consumer	First Cost	Licensing	Corporate (1)	Consolidated
September 30, 2022
Total revenue	$330,775	$103,851	$434,626	$118,494	$1	$3,522	$—	$556,643
Gross profit	124,355	29,054	153,409	72,544	1	3,522	—	229,476
Income/(loss) from operations	$78,577	$8,974	$87,551	$9,885	$(60)	$3,268	$(21,892)	$78,752
Capital expenditures	$146	$144	$290	$2,128	$—	$—	$2,434	$4,852
September 30, 2021
Total revenue	$304,203	$97,811	$402,014	$123,054	$991	$2,683	$—	$528,742
Gross profit	108,019	27,184	135,203	81,121	991	2,683	—	219,998
Income/(loss) from operations	$70,515	$13,310	$83,825	$22,539	$695	$1,991	$(20,632)	$88,418
Capital expenditures	$171	$58	$229	$458	$3	$—	$1,126	$1,816

As of and for the nine months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Direct-to-Consumer	First Cost	Licensing	Corporate (1)	Consolidated
September 30, 2022
Total revenue	$968,886	$311,877	$1,280,763	$362,381	$914	$7,308	$—	$1,651,366
Gross profit	360,296	76,616	436,912	230,005	914	7,308	—	$675,139
Income/(loss) from operations	$232,669	$25,470	$258,139	$42,667	$710	$5,875	$(65,504)	$241,887
Capital expenditures	$344	$234	$578	$4,268	$—	$—	$5,269	$10,115
September 30, 2021
Total revenue	$719,094	$236,444	$955,538	$323,227	$1,909	$6,987	$—	$1,287,661
Gross profit	247,139	62,351	309,490	210,771	1,909	6,987	—	$529,157
Income/(loss) from operations	$159,049	$15,468	$174,517	$43,632	$1,577	$5,826	$(61,372)	$164,180
Capital expenditures	$634	$784	$1,418	$739	$3	$—	$2,439	$4,599

(1) Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security and other shared services.

Revenues by geographic area are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Domestic (1)	$448,873	$460,246	$1,387,539	$1,128,992
International	107,770	68,496	263,827	158,669
Total	$556,643	$528,742	$1,651,366	$1,287,661
(1) Includes revenues of $50,417 and $222,995, respectively, for the three and nine months ended September 30, 2022 and $86,906 and $225,357, respectively, for the comparable period in 2021 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by the Company's international entities.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2022
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

As of September 30, 2022, the Company had no cash borrowings and no letters of credit outstanding under the Credit Agreement.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2022
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2022 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

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

This Quarterly Report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, among others, statements regarding revenue and earnings guidance, plans, strategies, objectives, expectations and intentions. You can identify forward-looking statements by words such as: “may,” “will,” “expect,” “believe,” “should,” “anticipate,” “project,” “predict,” “plan,” “intend,” or “estimate,” and similar expressions or the negative of these expressions. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they represent our current beliefs, expectations and assumptions regarding anticipated events and trends affecting our business and industry based on information available as of the time such statements are made. We caution investors that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which may be outside of our control. Our actual results and financial condition may differ materially from those indicated in these forward-looking statements. As such, investors should not rely upon them. Important risk factors include:

•our ability to navigate shifting macro-economic environments including but not limited to inflation and the potential for recessionary conditions;
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
•our ability to maintain adequate liquidity when negatively impacted by unforeseen events such as an epidemic or a pandemic, which may cause disruption to our business operations and temporary closure of Company-operated and wholesale partner retail stores, resulting in a significant reduction in revenue for an indeterminable period of time;
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

Overview:
($ in thousands, except per share data)

Steven Madden, Ltd. and its subsidiaries design, source and market fashion-forward branded and private label footwear, accessories and apparel for women, men and children. We distribute our products in our wholesale channel through department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers and independent stores throughout the United States, Canada, Mexico, and Europe, and other international markets through our joint ventures in Israel, South Africa, China, and Taiwan along with special distribution arrangements in certain European countries, the Middle East, North Africa, South and Central America, Australia and various countries in Asia. In addition, our products are distributed through our Direct-to-Consumer channel within the United States, Canada, Mexico and Europe, and our joint ventures in Israel, South Africa, Taiwan and China.

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

Key Highlights

Total revenue for the quarter ended September 30, 2022 increased 5.3% to $556,643 compared to $528,742 in the same period of last year. Net income attributable to Steven Madden, Ltd. was $61,297 in the third quarter of 2022 compared to $66,643 in the same period of last year. The effective tax rate for the third quarter of 2022 decreased to 22.9% compared to 24.4% in the third quarter of last year. Net income was $0.79 per share on 77,396 diluted weighted average shares outstanding in the third quarter of 2022 compared to $0.82 per share on 81,307 diluted weighted average shares outstanding in the third quarter of last year.

Our inventory turnover, calculated on a trailing twelve-month average, for the quarters ended September 30, 2022 and 2021 was 5.1 times and 7.3 times, respectively. The decrease in inventory turnover is primarily due to the increase in lead times as a result of the supply chain disruptions. Our total Company accounts receivable days outstanding increased to 68 days in the third quarter of 2022 compared to 62 days in the third quarter of 2021. As of September 30, 2022, we had $148,245 in cash, cash equivalents and short-term investments, no debt and total stockholders’ equity of $851,940. Working capital was $537,168 as of September 30, 2022, compared to $492,527 as of September 30, 2021.

The following tables set forth information on operations for the periods indicated:

Selected Financial Information

	Three Months Ended September 30,
(in thousands, except for number of stores)	2022		2021
CONSOLIDATED:
Net sales	$553,120	99.4%	$525,067	99.3%
Commission and licensing income	3,523	0.6%	3,675	0.7%
Total revenue	556,643	100.0%	528,742	100.0%
Cost of sales (exclusive of depreciation and amortization)	327,167	58.8%	308,744	58.4%
Gross profit	229,476	41.2%	219,998	41.6%
Operating expenses	150,724	27.1%	131,580	24.9%
Income from operations	78,752	14.1%	88,418	16.7%
Interest and other income/(expense) – net	1,340	0.2%	(202)	—%
Income before provision for income taxes	$80,092	14.4%	$88,216	16.7%
Net income attributable to Steven Madden, Ltd.	$61,297	11.0%	$66,643	12.6%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total Revenue	$330,775	100.0%	$304,203	100.0%
Cost of sales (exclusive of depreciation and amortization)	206,420	62.4%	196,184	64.5%
Gross profit	124,355	37.6%	108,019	35.5%
Operating expenses	45,778	13.8%	37,504	12.3%
Income from operations	$78,577	23.8%	$70,515	23.2%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total Revenue	$103,851	100.0%	$97,811	100.0%
Cost of sales (exclusive of depreciation and amortization)	74,797	72.0%	70,627	72.2%
Gross profit	29,054	28.0%	27,184	27.8%
Operating expenses	20,080	19.3%	13,874	14.2%
Income from operations	$8,974	8.6%	$13,310	13.6%

DIRECT-TO-CONSUMER SEGMENT:
Total Revenue	$118,494	100.0%	$123,054	100.0%
Cost of sales (exclusive of depreciation and amortization)	45,950	38.8%	41,933	34.1%
Gross profit	72,544	61.2%	81,121	65.9%
Operating expenses	62,659	52.9%	58,582	47.6%
Income from operations	$9,885	8.3%	$22,539	18.3%
Number of stores	222		216

FIRST COST SEGMENT:
Commission income	$1	100.0%	$991	100.0%
Gross profit	1	100.0%	991	100.0%
Operating benefits	61	6,100.0%	296	29.9%
(Loss)/income from operations	$(60)	(6,000.0%)	$695	70.1%

LICENSING SEGMENT:
Licensing income	$3,522	100.0%	$2,683	100.0%
Gross profit	3,522	100.0%	2,683	100.0%
Operating expenses	254	7.2%	692	25.8%
Income from operations	$3,268	92.8%	$1,991	74.2%

Corporate:
Operating expenses	$21,892	—%	$20,632	—%
Loss from operations	$(21,892)	—%	$(20,632)	—%

RESULTS OF OPERATIONS
($ in thousands, except for number of stores)

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Consolidated:

Total revenue for the three months ended September 30, 2022 increased 5.3% to $556,643 compared to $528,742 in the same period of last year, primarily due to increases in the Wholesale Footwear, and Wholesale Accessories/Apparel segments, which are each further discussed below. Gross profit was $229,476, or 41.2% of total revenue, as compared to $219,998, or 41.6% of total revenue, in the prior-year period. The decrease in gross profit as a percentage of total revenue was driven by a shift in revenue mix from the higher-margin Direct-to-Consumer business to the lower-margin wholesale business and increased promotional activity in our Direct-to-Consumer segment. Operating expenses in the third quarter of 2022 were $150,724, or 27.1% of total revenue, as compared to $131,580, or 24.9% of total revenue, in the third quarter of the prior year. The increase in operating expenses as a percentage of total revenue was primarily attributable to higher warehouse expenses, salaries, advertising expenses and the accelerated amortization of a trademark, partially offset by a benefit from the change in valuation of our contingent consideration. Income from operations for the three months ended September 30, 2022 decreased to $78,752, or 14.1% of total revenue, as compared to $88,418, or 16.7% of total revenue, in the prior-year period. The effective tax rate in the third quarter of 2022 was 22.9% compared to 24.4% in the third quarter of last year. The difference in effective tax rate was primarily due to the expected jurisdictional mix of profit and losses from each period. Net income attributable to Steven Madden, Ltd. for the third quarter of 2022 was $61,297 compared to $66,643 in the third quarter of 2021.

Wholesale Footwear Segment:

Revenue from the Wholesale Footwear segment in the third quarter of 2022 accounted for $330,775, or 59.4% of total revenue, as compared to $304,203, or 57.5% of total revenue, in the third quarter of 2021. The 8.7% increase in revenue in the current period is primarily the result of an increase in the sales of our Steve Madden, Dolce Vita, and Anne Klein brands, partially offset by a decline in sales of our private label brands. Gross profit was $124,355, or 37.6% of Wholesale Footwear revenue, in the third quarter of 2022 as compared to $108,019, or 35.5% of Wholesale Footwear revenue, in the third quarter of 2021. The increase in gross profit as a percentage of revenue was primarily due to a shift in revenue mix to the higher-margin branded business. Operating expenses in the third quarter of 2022 were $45,778, or 13.8% of Wholesale Footwear revenue, as compared to $37,504, or 12.3% of Wholesale Footwear revenue, in the third quarter of the prior year. The increase in operating expenses as a percentage of Wholesale Footwear revenue was primarily attributable to higher warehouse and advertising expenses. Income from operations increased to $78,577, or 23.8% of Wholesale Footwear revenue, in the third quarter of 2022 as compared to $70,515, or 23.2% of Wholesale Footwear revenue in the third quarter of the prior year.

Wholesale Accessories/Apparel Segment:

Revenue from the Wholesale Accessories/Apparel segment in the third quarter of 2022 accounted for $103,851, or 18.7% of total revenue, as compared to $97,811, or 18.5% of total revenue, in the third quarter of 2021. The 6.2% increase in revenue in the current period is primarily the result of an increase in the sales of our Steve Madden handbag and apparel businesses. Gross profit was $29,054, or 28.0% of Wholesale Accessories/Apparel revenue, in the third quarter of 2022 as compared to $27,184, or 27.8% of Wholesale Accessories/Apparel revenue, in the third quarter of the prior year. The increase of gross profit as a percentage of revenue was primarily due to a shift in revenue mix to our higher-margin branded business. Operating expenses in the third quarter of 2022 were $20,080, or 19.3% of Wholesale Accessories/Apparel revenue, as compared to $13,874, or 14.2% of Wholesale Accessories/Apparel revenue, in the same period of last year. The increase in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to higher warehouse and advertising expenses, along with the accelerated amortization of a trademark partially offset by a benefit from the change in valuation of our contingent consideration. Income from operations for the Wholesale Accessories/Apparel segment in the third quarter of 2022 was $8,974, or 8.6% of Wholesale Accessories/Apparel revenue, as compared to $13,310, or 13.6% of Wholesale Accessories/Apparel revenue in the third quarter of the prior year.

Direct-to-Consumer Segment:

In the third quarter of 2022, revenue from the Direct-to-Consumer segment accounted for $118,494, or 21.3% of total revenue, as compared to $123,054, or 23.3% of total revenue, in the third quarter of 2021. Revenue decreased 3.7% compared to the prior year period, primarily due to a decline in our e-commerce business. As of September 30, 2022, we operated 216 brick-and-mortar stores and six e-commerce websites compared to 210 brick-and-mortar stores and six e-commerce websites as of September 30, 2021. In addition, we operated 20 concessions in international markets as of September 30, 2022 compared to 17 concessions in international markets as of September 30, 2021. Gross profit in the third quarter of 2022 was $72,544, or 61.2% of Direct-to-Consumer revenue, compared to $81,121, or 65.9% of Direct-to-Consumer revenue, in the third quarter of 2021. The decrease of gross profit as a percentage of revenue was primarily due to an increase in promotional activity, as compared to the prior year period. Operating expenses in the third quarter of 2022 were $62,659, or 52.9% of Direct-to-Consumer revenue, as compared to $58,582, or 47.6% of Direct-to-Consumer revenue, in the third quarter of 2021. The increase in operating expenses as a percentage of revenue was primarily attributable to increases in payroll related expenses and our continued investment in digital marketing. In the third quarter of 2022, income from operations for the Direct-to-Consumer segment was $9,885, or 8.3% of Direct-to-Consumer revenue, as compared to income from operations of $22,539, or 18.3% of Direct-to-Consumer revenue in the same period last year.

First Cost Segment:

Commission income generated by the First Cost segment accounted for $1 in the third quarter of 2022 compared to $991 in the third quarter of 2021. Operating expenses were $61 in the current period compared to $296 in the same period last year. Loss from operations was $60 in the third quarter of 2022 as compared to income from operations of $695 in the same period last year. During the third quarter of 2022, most of our First Cost segment customers were transitioned to our Wholesale segment.

Licensing Segment:

Royalty income generated by the Licensing segment accounted for $3,522, or 0.6% of total revenue, in the third quarter of 2022 compared to $2,683, or 0.5% of total revenue, in the third quarter of 2021. Operating expenses were $254 in the current period compared to $692 in the same period of last year. Income from operations for the Licensing segment was $3,268 as compared to $1,991 in the same period last year.

Corporate:

Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security and other shared services. Corporate operating expenses amounted to $21,892 or 3.9% of total revenue in the third quarter of 2022 as compared to $20,632 or 3.9% of total revenue, in the third quarter of 2021.

Selected Financial Information

	Nine Months Ended September 30,
(in thousands, except for number of stores)	2022		2021
CONSOLIDATED:
Net sales	$1,643,144	99.5%	$1,278,765	99.3%
Commission and licensing income	8,222	0.5%	8,896	0.7%
Total revenue	1,651,366	100.0%	1,287,661	100.0%
Cost of sales (exclusive of depreciation and amortization)	976,227	59.1%	758,504	58.9%
Gross profit	675,139	40.9%	529,157	41.1%
Operating expenses	433,252	26.2%	363,888	28.3%
Impairment of fixed assets and lease right-of-use assets	—	—%	1,089	0.1%
Income from operations	241,887	14.6%	164,180	12.8%
Interest and other income/(expense) – net	106	—%	(1,016)	(0.1%)
Income before provision for income taxes	$241,993	14.7%	$163,164	12.7%
Net income attributable to Steven Madden, Ltd.	$184,270	11.2%	$124,692	9.7%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total revenue	$968,886	100.0%	$719,094	100.0%
Cost of sales (exclusive of depreciation and amortization)	608,590	62.8%	471,955	65.6%
Gross profit	360,296	37.2%	247,139	34.4%
Operating expenses	127,627	13.2%	88,090	12.3%
Income from operations	$232,669	24.0%	$159,049	22.1%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total revenue	$311,877	100.0%	$236,444	100.0%
Cost of sales (exclusive of depreciation and amortization)	235,261	75.4%	174,093	73.6%
Gross profit	76,616	24.6%	62,351	26.4%
Operating expenses	51,146	16.4%	46,406	19.6%
Impairment of fixed assets and lease right-of-use assets	—	—%	477	0.2%
Income from operations	$25,470	8.2%	$15,468	6.5%

DIRECT-TO-CONSUMER SEGMENT:
Total revenue	$362,381	100.0%	$323,227	100.0%
Cost of sales (exclusive of depreciation and amortization)	132,376	36.5%	112,456	34.8%
Gross profit	230,005	63.5%	210,771	65.2%
Operating expenses	187,338	51.7%	166,527	51.5%
Impairment of store fixed assets and lease right-of-use assets	—	—%	612	0.2%
Income from operations	$42,667	11.8%	$43,632	13.5%
Number of stores	222		216

FIRST COST SEGMENT:
Commission income	$914	100.0%	$1,909	100.0%
Gross profit	914	100.0%	1,909	100.0%
Operating expenses	204	22.3%	332	17.4%
Income from operations	$710	77.7%	$1,577	82.6%

LICENSING SEGMENT:
Licensing income	$7,308	100.0%	$6,987	100.0%
Gross profit	7,308	100.0%	6,987	100.0%
Operating expenses	1,433	19.6%	1,161	16.6%
Income from operations	$5,875	80.4%	$5,826	83.4%

Corporate:
Operating expenses	$65,504	—%	$61,372	—%
Loss from operations	$(65,504)	—%	$(61,372)	—%

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Consolidated:

Total revenue in the nine months ended September 30, 2022 increased 28.2% to $1,651,366 compared to $1,287,661 in the same period of last year with increases in the Wholesale Footwear, Wholesale Accessories/Apparel and Direct-to-Consumer segments. Gross profit was $675,139, or 40.9% of total revenue, as compared to $529,157, or 41.1% of total revenue, in the prior-year period. Gross profit as a percentage of total revenue decreased compared to the prior year period, primarily due to a shift in revenue mix to the lower-margin wholesale business. Operating expenses for the first nine months of 2022 were $433,252, or 26.2% of total revenue, as compared to 363,888, or 28.3% of total revenue, in the first nine months of the prior year. The decrease in operating expenses as a percentage of total revenue was attributable to greater leverage from higher revenue and a benefit from the change in valuation of our contingent consideration, partially offset by the accelerated amortization of a trademark. In the nine months ended September 30, 2021, impairment charges of $1,089 were recorded related to fixed assets and lease right-of-use assets. No similar impairment charges were recorded during the nine months ended September 30, 2022. Income from operations increased to $241,887, or 14.6% of total revenue, as compared to income from operations of $164,180, or 12.8% of total revenue, in the prior-year period. The effective tax rate in the first nine months of 2022 was 23.4% compared to 22.6% in the nine months of last year. The difference in effective tax rate was primarily due to a lower discrete tax benefit from the exercising and vesting of share-based awards and the expected jurisdictional mix of profit and losses from each period. Net income attributable to Steven Madden, Ltd. in the first nine months of 2022 was $184,270 compared to $124,692 in the same period of 2021.

Wholesale Footwear Segment:

Revenue from the Wholesale Footwear segment in the first nine months of 2022 accounted for $968,886, or 58.7% of total revenue, as compared to $719,094, or 55.8% of total revenue, in the first nine months of 2021. The 34.7% increase in revenue in the current period is primarily the result of an increase in sales of our Steve Madden and Dolce Vita brands. Gross profit was $360,296, or 37.2% of Wholesale Footwear revenue, in the first nine months of 2022 as compared to $247,139, or 34.4% of Wholesale Footwear revenue, in the first nine months of 2021. The increase of gross profit as a percentage of revenue was primarily due to the shift in revenue mix to our higher-margin branded business partially offset by higher freight costs. Operating expenses in the first nine months of 2022 were $127,627, or 13.2% of Wholesale Footwear revenue, as compared to $88,090, or 12.3% of Wholesale Footwear revenue, in the first nine months of the prior year. The increase in operating expenses as a percentage of Wholesale Footwear revenue was primarily attributable to higher warehouse expenses, salaries, and advertising expenses. Income from operations increased to $232,669, or 24.0% of Wholesale Footwear revenue in the first nine months of 2022 as compared to $159,049, or 22.1% of Wholesale Footwear revenue, in the same period of the prior year.

Wholesale Accessories/Apparel Segment:

Revenue from the Wholesale Accessories/Apparel segment in the first nine months of 2022 accounted for $311,877, or 18.9% of total revenue, as compared to $236,444, or 18.4% of total revenue, in the first nine months of 2021. The 31.9% increase resulted from an increase in our branded handbag business as well as our apparel business. Gross profit was $76,616, or 24.6% of Wholesale Accessories/Apparel revenue, in the first nine months of 2022 as compared to $62,351, or 26.4% of Wholesale Accessories/Apparel revenue, in the first nine months of the prior year. The decrease of gross profit as a percentage of revenue was primarily due to the incremental impact of the non-renewal of the Generalized System of Preferences and higher freight costs. Operating expenses in the first nine months of 2022 were $51,146, or 16.4% of Wholesale Accessories/Apparel revenue, as compared to $46,406, or 19.6% of Wholesale Accessories/Apparel revenue, in the same period of last year. The decrease in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to greater leverage from higher revenue and benefit from the change in valuation of our contingent consideration. In the nine months ended September 30, 2021, an impairment charge of $477 was recorded related to fixed assets and lease right-of-use assets. No similar impairment charges were recorded during the nine months ended September 30, 2022. Income from operations for the Wholesale Accessories/Apparel segment in the first nine months of 2022 was $25,470, or 8.2% of Wholesale Accessories/Apparel revenue, as compared to $15,468, or 6.5% of Wholesale Accessories/Apparel revenue, in the same period of the prior year.

Direct-to-Consumer Segment:

In the first nine months of 2022, revenue from the Direct-to-Consumer segment accounted for $362,381, or 21.9% of total revenue, as compared to $323,227, or 25.1% of total revenue, in the first nine months of 2021. The 12.1% increase in revenue was driven by increases in both our e-commerce business and our brick-and-mortar stores. Gross profit in the first nine months of 2022 was $230,005, or 63.5% of Direct-to-Consumer revenue, compared to $210,771, or 65.2% of Direct-to-Consumer revenue, in the first nine months of 2021. The decrease in gross profit as a percentage of revenue was primarily due to higher promotional activity, partially offset by lower air freight costs. Operating expenses in the first nine months of 2022 were $187,338, or 51.7% of Direct-to-Consumer revenue, as compared to $166,527, or 51.5% of Direct-to-Consumer revenue, in the first nine months of 2021. In the nine months ended September 30, 2021, an impairment charge of $612 was recorded related to fixed assets and lease right-of-use assets. No similar impairment charges were recorded during the nine months ended September 30, 2022. In the first nine months of 2022, income from operations for the Direct-to-Consumer segment was $42,667, or 11.8% of Direct-to-Consumer revenue as compared to $43,632, or 13.5% of Direct-to-Consumer revenue, in the same period last year.

First Cost Segment:

Commission income generated by the First Cost segment accounted for $914, or 0.1% of total revenue, in the first nine months of 2022 compared to $1,909, or 0.1% of total revenue, in the first nine months of 2021. Operating expenses decreased to $204 in the current period compared to $332 in the same period last year. Income from operations was $710 in the first nine months of 2022 as compared to $1,577 in the same period last year. During the third quarter of 2022, most of our First Cost segment customers were transitioned to our Wholesale segment.

Licensing Segment:

Royalty income generated by the Licensing segment accounted for $7,308, or 0.4% of total revenue, in the first nine months of 2022 compared to $6,987, or 0.5% of total revenue, in the first nine months of 2021. Operating expenses increased to $1,433 in the current period compared to $1,161 in the same period of last year. Income from the Licensing segment was $5,875 as compared to $5,826 in the same period last year.

Corporate:

Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security and other shared services. Corporate operating expenses amounted to $65,504 or 4.0% of total revenue in the first nine months of 2022 as compared to $61,372 or 4.8% of total revenue or in the same period last year.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments totaled $148,245 and $263,536 as of September 30, 2022 and December 31, 2021, respectively. Of the total cash, cash equivalents and short-term investments as of September 30, 2022, $87,281, or approximately 59%, was held in our foreign subsidiaries and of the total cash, cash equivalents and short-term investments on December 31, 2021, $156,112, or approximately 59%, was held in our foreign subsidiaries.
On July 22, 2020, we entered into a $150,000, five-year, asset-based revolving credit facility with various lenders and Citizens Bank, N.A.
As of September 30, 2022, we had working capital of $537,168, cash and cash equivalents of $139,194, short-term investments of $9,051, no cash borrowing and $503.4 in letters of credit outstanding unrelated to the Credit Agreement.
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

Cash Flows
A summary of our cash provided by and used in operating, investing, and financing activities is as follows:
Operating Activities
Cash provided by operations was $66,747 for the nine months ended September 30, 2022 compared to $96,184 in the same period of last year. The decrease in cash provided by operations was primarily driven by unfavorable changes in accounts payable and accrued expenses, partially offset by an increase in net income and favorable change in inventory and receivables.

Investing Activities

Cash provided by investing activities was $22,660 for the nine months ended September 30, 2022, which consisted of cash received of $73,726 from the maturities and sales of short-term investments partially offset by purchases of $38,951 in short-term investments. We also made capital expenditures of $10,115, principally for leasehold improvements to office space, new stores and systems enhancements and purchased a trademark for $2,000.

Financing Activities

During the nine months ended September 30, 2022, net cash used in financing activities was $166,234, which primarily consisted of share repurchases of $112,105 and cash dividends paid of $49,774.

Contractual Obligations

Our contractual obligations as of September 30, 2022 were as follows:

Contractual Obligations	Total	Remainder of 2022	2023-2024	2025-2026	2027 and after
Operating lease obligations	$120,046	$10,062	$59,365	$36,504	$14,115
Purchase obligations	197,809	147,302	50,507	—	—
Future minimum royalty and advertising payments	25,750	2,313	11,437	12,000	—
Transition tax	13,284	1,563	6,837	4,884	—
Total	$356,889	$161,240	$128,146	$53,388	$14,115
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

We have employment agreements with our Creative and Design Chief, Steven Madden, and certain executive officers, which provide for the payment of compensation aggregating to approximately $2,631 in the remainder of 2022, 8,900 in 2023, and $1,172 in 2024. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits, including stock-related compensation.
Transition tax of $13,284 was the result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). Excluded from the contractual obligations table above are long-term taxes payable of $1,145 as of September 30, 2022 primarily related to uncertain tax positions, for which we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year due to uncertainties in the timing of tax audit outcomes.
Dividends
The Company’s Board of Directors approved a quarterly cash dividend of $0.21 per share. The dividend is payable on December 30, 2022 to stockholders of record as of the close of business on December 16, 2022.

Future quarterly cash dividend payments are subject to the discretion of our Board of Directors and contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that cash dividends will be paid to holders of our common stock in the future.

Inflation

Inflation and cost pressures, including increasing raw material, logistics and payroll related expenses have had a significant impact on our profitability in the three months ended September 30, 2022 and these inflationary pressures are expected to continue throughout 2022. Historically, we have minimized the impact of product cost increases by increasing prices, renegotiating costs, changing suppliers and improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.

Off-Balance Sheet Arrangements
In addition to the commitments included in the Contractual Obligations table above, we have outstanding letters of credit of $503.4 outstanding as of September 30, 2022 related to the purchase of inventory. These letters of credit expire at various dates through 2030.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)

Interest Rate Risk

We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and BSBY. The terms of our $150,000 asset-based revolving credit agreement and our collection agency agreement with Rosenthal & Rosenthal, Inc. can be found in the Liquidity and Capital Resources section of Item 2 and in Note P and Note Q , respectively, to the Condensed Consolidated Financial Statements included in this Quarterly Report. Because we had no cash borrowings under the Credit Facility as of September 30, 2022, a 10% change in interest rates, with all other variables held constant, would have no effect on our reported interest expense.
As of September 30, 2022, we held short-term investments valued at $9,051, which consist of certificates of deposit. We have the ability to hold these investments until maturity.
Foreign Currency Exchange Rate Risk
We face market risk to the extent that our U.S. or foreign operations involve the transaction of business in foreign currencies. In addition, our inventory purchases are primarily done in foreign jurisdictions and inventory purchases may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of our contract manufacturers, which could have the effect of increasing the cost of goods sold in the future. We manage these risks primarily by denominating these purchases in U.S. dollars. To mitigate the risk of purchases, that are impacted by foreign currency exchange rate risks, we may enter into forward foreign exchange contracts for terms of no more than two years. A description of our accounting policies for derivative financial instruments is included in Note M to the Condensed Consolidated Financial Statements.
As of September 30, 2022, we had entered into forward foreign exchange contracts with notional amounts totaling $38,915. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of September 30, 2022. As of September 30, 2022, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts, with all other variables held constant, would result in a net increase or decrease, respectively, in the fair value of our derivatives portfolio of approximately $1,072.
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

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal controls over financial reporting to determine whether any changes occurred during the quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the effects that the COVID-19 pandemic, and post-pandemic conditions, may have on our internal controls to minimize the impact on their operating effectiveness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
($ in thousands, except par value and per share data)

The following table presents the total number of shares of our common stock, par value $0.0001 per share, purchased by us in the three months ended September 30, 2022, the average price paid per share and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period pursuant to our Share Repurchase Program. See also Note H to the Condensed Consolidated Financial Statements. During the three months ended September 30, 2022, there were no sales by us of unregistered shares of common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2022 - 7/31/2022	3	$30.73	—	$151,063
8/1/2022 - 8/31/2022	706	$32.53	706	$128,100
9/1/2022 - 9/30/2022	407	$29.52	406	$116,122
Total	1,116	$31.43	1,112
(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan, each provide us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy all or part of the tax-withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations and the cost of the option by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the tax-withholding rate and the cost of the option. Included in this table are shares withheld during the third quarter of 2022 in connection with the settlement of stock awards to satisfy the cost of options and tax-withholding requirements with an aggregate purchase price of approximately $138.

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

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

Dated: November 4, 2022

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ZINE MAZOUZI
Zine Mazouzi
Chief Financial Officer