Form 10-K
period 2022-12-31
STEVEN MADDEN, LTD.
filed 2023-03-01
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ________ to ________
Commission File Number 0-23702
STEVEN MADDEN, LTD.
(Exact name of registrant as specified in its charter)

Delaware	13-3588231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

52-16 Barnett Avenue,	Long Island City	New York	11104
(Address of principal executive offices)			(Zip Code)

(718) 446-1800
 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SHOO	The NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was $2,508,122,837 (based on the closing sale price of the registrant's common stock on that date as reported on The NASDAQ Global Select Market).
The number of outstanding shares of the registrant's common stock as of February 23, 2023 was 76,880,759 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates certain information by reference from the registrant's definitive proxy statement for the registrant's 2023 Annual Meeting of Stockholders.

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

ITEM 1. BUSINESS
Steven Madden, Ltd. and its subsidiaries design, source, and market fashion-forward branded and private label footwear, accessories and apparel for women, men, and children. We distribute our products in the wholesale channel through department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and other international markets through our joint ventures in Israel, South Africa, China, Taiwan, Malaysia, and the Middle East along with special distribution arrangements in certain European countries, North Africa, South and Central America, Australia, and various countries in Asia. In addition, our products are distributed through our direct-to-consumer channel within the United States, Canada, Mexico, and Europe, and our joint ventures in Israel, South Africa, China, Taiwan, and the Middle East.
Our product lines include a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality, trend-right products at accessible price points, delivered in an efficient manner and time frame.
The following is a description of our business as of December 31, 2022.
OUR SEGMENTS
Wholesale Footwear
Our Wholesale Footwear segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and through our joint ventures and international distributor network. Our Wholesale Footwear business consists of fashion-forward footwear for women, men, and children. Our products are designed and marketed for various lifestyles and include dress shoes, boots, booties, fashion sneakers, sandals, and casual shoes. The Wholesale Footwear segment primarily consists of the following brands: Steve Madden®, Dolce Vita®, Betsey Johnson®, GREATS®, Blondo®, Anne Klein®, Mad Love®, and Superga. This segment also includes our private label footwear business. This segment represented 56.3% of total revenue during 2022.
Wholesale Accessories/Apparel
Our Wholesale Accessories/Apparel segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, online retailers, specialty retailers, independent stores and clubs throughout the United States, Canada, Mexico, and Europe and through our joint ventures and international distributor network. Our Wholesale Accessories/Apparel business primarily consists of handbags, apparel, small leather goods, belts, soft accessories, fashion scarves, wraps, gifting, and other trend accessories. The Wholesale Accessories/Apparel segment primarily consists of the following brands: Steve Madden®, Anne Klein®, Betsey Johnson®, Cejon®, and Dolce Vita®. This segment also includes our private label handbag and accessories business. This segment represented 18.6% of total revenue during 2022.
Direct-to-Consumer
Our Direct-to-Consumer segment, which was referred to as the Retail segment in previous filings, consists of Steve Madden® and Dolce Vita® full-price retail stores, Steve Madden® outlet stores, and our directly-operated digital e-commerce websites. Our retail stores are located in regional malls and shopping centers, as well as high streets in major cities across the United States, Canada, Mexico, Israel, South Africa, Taiwan, China, and the Middle East. Our stores play an important role in our test-and-react strategy, and also serve as fulfillment and return locations for our e-commerce business. Our stores also serve as a marketing tool that allows us to strengthen global brand recognition and to showcase selected items from our full line of branded and licensed products. In addition to these testing and marketing benefits, we have also been able to leverage sales information gathered at Steve Madden retail stores and our websites to assist our wholesale customers in their order placement and inventory management. We believe that our retail stores and websites enhance overall sales and profitability and our ability to react quickly to changing consumer demands.
In 2022, we added 28 brick-and-mortar stores and closed 10 brick-and-mortar stores. As of December 31, 2022, we operated 232 brick-and-mortar retail stores, including 165 Steve Madden full-price stores, 66 Steve Madden outlet stores and one Dolce Vita full-price store. In addition, during 2022, we opened two concessions in Taiwan and one concession in China, ending the year with 20 Company-operated concessions in international markets.

In addition to our stores, our Direct-to-Consumer business offers products online through our e-commerce sites in the United States, Canada, Mexico, Europe, Israel, South Africa and Asia. We operate six branded e-commerce sites, which include: www.stevemadden.com, www.dolcevita.com, www.betseyjohnson.com, www.blondo.com, www.greats.com, and www.superga-usa.com.
This segment represented 24.6% of total revenue during 2022.
First Cost
Our First Cost segment represents commission based activities where the Company serves as a buying agent for footwear products under private labels for select national chains, and value-priced retailers. As a buying agent, we utilize our expertise and our relationships with shoe manufacturers to facilitate the production of private label product to customer specifications. We believe that operating in the private label market leverages our overall sourcing and design capabilities. In addition, by leveraging the strength of our Steve Madden brands and product designs, we are able to partially recover our design and product development costs from our suppliers.
Licensing
Our Licensing segment is engaged in the licensing of the Steve Madden® and Betsey Johnson® trademarks for use in the sale of select apparel, accessory, and home categories as well as various other non-core products. Most of our license agreements require the licensee to pay us a royalty based on actual revenue, a minimum royalty in the event the specified revenue targets are not achieved and a percentage of sales for advertising the brand.
Corporate
Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, legal, human resources, information technology, cyber security, corporate social responsibility, and other shared services.
For additional information on our segments, refer to Note S – Operating Segment Information in the Notes to our consolidated financial statements included in this Annual Report.
OUR BRANDS
Steve Madden. We design, source, and market fashion-forward footwear, accessories, and apparel for women, men, and children under the Steve Madden brand. The Steve Madden brand is a leader in the fashion footwear industry with permission from the customer to sell products across most footwear categories including dress shoes, boots, booties, fashion sneakers, and casuals. While the brand appeals to a wide demographic, the core target consumer is 16 to 35 years old. The Steve Madden brand is sold globally, including the U.S., Canada, Mexico, Europe, Asia-Pacific, Africa, and Latin America.
Dolce Vita. Dolce Vita® is a contemporary women's brand known for its effortless style for the modern individual. Dolce Vita is more than just shoes and handbags, it’s about creating a community, supporting underrepresented voices, and responsibly building a brand that we can be proud of with every step. The Dolce Vita brand is sold globally, including the U.S., Canada, Israel, Australia, and Indonesia. We acquired the Dolce Vita® footwear trademark in August of 2014 and in December 2021, we acquired the remaining intellectual property rights of Dolce Vita including handbags and other accessories.
Anne Klein. The Anne Klein® brand has a rich heritage going back over 50 years and is recognized for its dedication to timeless American classics. Anne Klein footwear and accessories are sold in the U.S., Canada, Mexico, and Israel. We entered into a license agreement with WHP Global for a license to use the Anne Klein®, AK Sport®, AK Anne Klein Sport®, and Lion Head Design® (collectively "Anne Klein®") trademarks in connection with the design, marketing, and sale of footwear and accessories in January of 2018.
Blondo. The Blondo® brand is a 100+ year-old footwear brand recognized for its quality water-resistant leather boots, booties, casual shoes and sneakers. The Blondo brand is primarily sold in the U.S. and Canada. We acquired the intellectual property and related assets of Blondo® in January of 2015.
GREATS. The GREATS® brand is a Brooklyn-based, digitally native footwear brand founded in 2014 which specializes in premium quality, responsibly made sneakers for men and women. The GREATS® brand is primarily sold in the U.S. We acquired the GREATS® brand in August of 2019.

Mad Love. The Mad Love® brand is a beach-to-the-street lifestyle brand created to appeal to women with a young attitude and active lifestyle, and marketed exclusively to Target Corporation. In spring 2021, Mad Love® became a sustainable brand, designed and created with the mission to make our earth a better place.
Superga. On February 9, 2011, we entered into a license agreement with Basic Properties America Inc. and BasicNet S.p.A., for the use of the Superga® trademark in connection with the marketing and sale of footwear. The Superga license was terminated as of December 31, 2022.
PRODUCT DESIGN AND DEVELOPMENT
We have established a reputation for our creative designs, marketing and trend-right products at affordable price points. Our future success will substantially depend on our ability to continue to anticipate and react quickly to changing consumer demands. To meet this objective, we have developed what we believe is an unparalleled design team and process. Our design team strives to create designs that are true to our DNA, reflect current or anticipated trends and can be manufactured in a timely and cost-effective manner. Most new products are tested in select Steve Madden retail stores and on www.stevemadden.com. Based on these tests, among other things, management selects products that are then offered for wholesale and direct-to-consumer distribution worldwide. We believe that our design and testing processes combined with our flexible sourcing model provide our brands with a significant competitive advantage and allow us to mitigate the risk of incurring costs associated with the production and distribution of less desirable designs.
MANUFACTURING AND SUPPLY CHAIN

We source each of our product lines separately based on the individual design, style and quality specifications of our various brands and product categories. We do not own or operate any foreign manufacturing facilities; rather, we use agents and our own sourcing office to source our products from independently owned manufacturers primarily in China, Cambodia, Mexico, Brazil, Vietnam, India, Italy and other European countries. We have established relationships with a number of manufacturers and agents in each of these countries. We have not entered into any long-term manufacturing or supply contracts. We believe that a sufficient number of alternative sources exist for the manufacture of our products.
We continually monitor the availability of the principal raw materials used in our footwear, accessories, and apparel which are currently available from a number of sources in various parts of the world. We track inventory flow on a regular basis, monitor sell-through data and incorporate input on product demand from wholesale customers.
The suppliers and manufacturers of our products are required to adopt our Supplier Code of Conduct 2.0 which specifies that they comply with all local laws and regulations governing human rights, working conditions, anti-corruption laws, restricted substances, and environmental compliance, including animal welfare and conflicts minerals, before we conduct business with them. We are committed to working with manufacturers, suppliers, vendors, and agents that share our Company’s goal of maintaining socially responsible and sustainable business practices.
Our products are manufactured overseas and most of our products are shipped via ocean freight carriers to our third-party distribution facilities in California and to a lesser extent New Jersey, and via truck from Mexico to our third-party distribution facility in Texas. We rely to a lesser extent on air carriers for the shipping of products. Once our products arrive in the U.S., we distribute them mainly from six third-party distribution centers, four located in California, one located in Texas, and one located in New Jersey. Our products are also distributed through a Company-operated distribution center located in Canada and through our third-party distribution facilities in Mexico and Europe. By utilizing distribution facilities specializing in fulfillment for certain wholesale customers and Steve Madden retail stores we believe that our consumers are served more promptly and efficiently. Suppliers of products for our businesses in Canada, Mexico, Europe and our joint ventures in Israel, South Africa, China, Taiwan, Malaysia, and the Middle East ship to the respective countries. Products for our overseas distributors are shipped to freight forwarders primarily in China and Mexico where the distributor arranges for subsequent shipment. See Item 1A “Risk Factors” below for a discussion of the risk of supply chain disruptions.
DISTRIBUTION
For the year ended December 31, 2022, our Wholesale segment and our Direct-to-Consumer segment generated revenue of approximately $1,589,566 and $521,729, or 74.9% and 24.6% of our total revenue, respectively. Each of these distribution channels is described below.
Wholesale. Our products are distributed in our wholesale channel to over 2,000 retailers, including department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and other international markets through our joint ventures in Israel, South Africa, China, Taiwan, Malaysia, and the Middle East along with special distribution arrangements in certain

European countries, North Africa, South and Central America, Australia and various countries in Asia. Under the terms of the distribution agreements, the distributors and retailers purchase product from us and are generally required to open a minimum number of stores each year and to pay a fee for each pair of footwear purchased and an additional sales royalty as a percentage of sales or a predetermined amount per unit of sale. Most of the distributors are required to purchase a minimum number of our products within specified periods. The agreements currently in place expire on various dates and include automatic renewals at the distributors' option provided certain conditions are met.
Our top ten wholesale customers, in no particular order, include: Nordstrom, Macy's, Dillard's, DSW, The TJX Companies, Ross Stores, Burlington Stores, Amazon, Walmart, and Target.
For the year ended December 31, 2022, the Company did not have any customers who accounted for more than 10% of total revenue. At December 31, 2022, three customers accounted for 20.6%, 16.2%, and 11.1% of total accounts receivable. The Company did not have any other customers who accounted for more than 10% of total accounts receivable.
Direct-to-Consumer. Our Direct-to-Consumer channel consists of Steve Madden® and Dolce Vita® full-price retail stores, Steve Madden® outlet stores, Steve Madden® shop-in-shops and directly-operated e-commerce websites. Our retail stores are located in regional malls and shopping centers, as well as high streets in major cities across the United States, Canada, Mexico, Israel, South Africa, Taiwan, China, and the Middle East. Through our joint venture partnerships in China and Taiwan, we also have company-operated concessions.
As of December 31, 2022, we operated 232 brick-and-mortar retail stores, including one Dolce Vita full-price store and 66 Steve Madden outlet stores, and six e-commerce websites. In addition, we had 20 Company-operated concessions in international markets. Out of the 232 total brick-and-mortar retail stores, 115 were located outside of the U.S.
COMPETITION
The fashion industry is highly competitive. We compete with numerous domestic and international footwear, apparel, and accessory companies. Our competitors may have greater financial and other resources than we do. We believe effective marketing and advertising, favorable brand image, fashionable styling, high quality, value, and fast manufacturing turnaround are the most important competitive factors, and we intend to continue to employ these elements in our business. However, we cannot be certain that we will be able to compete successfully against our current and future competitors, or that competitive pressures will not have a material adverse effect on our business, financial condition, and results of operations.
MARKETING
We have focused on creating a full-funnel marketing strategy that covers all stages of the customer journey, to establish our Company as a leading designer and marketer of fashion footwear, accessories, and apparel for a diverse set of style-conscious consumers. Principal top of funnel marketing activities include digital brand marketing, social media and influencer marketing, experiential events, in-store and online promotions, and public relations focusing primarily on digital product and brand placements, celebrity seeding, as well as public and media appearances by our Founder, Creative and Design Chief, Steve Madden. We foster high value lifetime customer relationships with investments in marketing technology and talent, both in-house and via strategic partnerships with external agencies. We continue to promote our e-commerce websites where customers can purchase Steve Madden®, Dolce Vita®, Betsey Johnson®, Blondo®, and GREATS® products.
MANAGEMENT INFORMATION SYSTEM (MIS) OPERATIONS
Sophisticated information systems are essential to our ability to maintain our competitive position and to support our growth. Our Enterprise Resource Planning (“ERP”) system is an integrated system that supports our wholesale business in the areas of finance and accounting, manufacturing-sourcing, purchase order management, customer order management, and inventory control. All of our North American wholesale businesses (other than Canada, which has a separate ERP system) and our Asia sourcing operations are operated through this ERP system. Our warehouse management system is utilized by the majority of our third-party logistics providers and is fully integrated with our ERP system. A point-of-sale system for our U.S. retail stores is integrated with a retail inventory management/store replenishment system. We have transitioned our e-commerce software to a major cloud-based provider. Complementing all of these systems are ancillary systems and third-party information processing services, including, among others, supply chain, business intelligence/data warehouse, Electronic Data Interchange, credit card processing, and payroll. We undertake updates of all of these management information systems on a periodic basis in order to ensure that our functionality is continuously improved.

INFORMATION SYSTEMS
The Company maintains its information technology and security policies, comprised of risk management policies and procedures surrounding the Company’s information systems, cybersecurity practices and protection of confidential information. The Company’s Chief Information Security Officer has ultimate oversight of the Company’s cyber risk management policies and procedures, and chairs quarterly Information Security Steering Committee meetings, which provides cooperation, collaboration, and consensus driven information security guidance to both the Information Technology Department, and the Company as a whole. Additionally, the Board of Directors receives quarterly updates on these topics. As part of the Company’s information security program, all global employees are required to take annual training on information security awareness, including cybersecurity, global data privacy requirements and IT compliance measures. We also conduct periodic third-party assessments to test our cybersecurity controls, including our ecommerce sites, our mobile applications, corporate systems and network security (including Wi-Fi), and store systems, point-of-sale software and network security (including Wi-Fi). Additionally, we maintain network security and cyber liability insurance in order to provide a level of financial protection in the event of certain covered cyber losses and data breaches.
TRADEMARKS
Our strategy for the continued growth of our business includes expanding our presence beyond footwear, accessories, and apparel through the selective licensing of our brands. We consider our Company-owned trademarks to be among our most valuable assets and have registered many of our marks in the United States and 149 other countries and in numerous International Classes. From time to time, we adopt new trademarks and new logos and/or stylized versions of our trademarks in connection with the marketing of new product lines. We believe that these trademarks have significant value and are important for purposes of identifying our Company, the marketing of our products and the products of our licensees, and distinguishing them from the products of others.
Trademarks we believe to be most significant to our business include: Steve Madden®, Madden Girl®, Madden NYC®, Betsey Johnson®, LUV BETSEY by Betsey Johnson Design®, Dolce Vita®, DV®, DV Dolce Vita®, MadLove®, Blondo®, Blondo Waterproof plus Heart®, Steven®, SM Pass®, and GREATS®. We license our Steve Madden® trademark for use in connection with the manufacture, marketing, and sale of women’s outerwear, sleepwear and intimates, hosiery, jewelry, hair accessories, watches, eyeglasses, sunglasses, umbrellas, bedding and bath, luggage, fragrance, children’s apparel, and men’s leather accessories. We license the Betsey Johnson® trademark for use in connection with the manufacture, marketing, and sale of women's and children’s apparel, hosiery, fragrance and beauty, medical scrubs, jewelry, watches, eyeglasses, sunglasses, stationary, bedding and bath, luggage, umbrellas, and self-care products.
In addition to the licensing of our trademarks, we in-license the trademarks of third parties for use in connection with certain of our product lines. Generally, these licensing arrangements require us to make advertising payments to the licensor as well as royalty payments equal to a percentage of our revenue and/or a minimum royalty and in some cases additional payments in the event that specified revenue targets are not achieved.
For additional information on our licensing arrangements, refer to Note B – Summary of Significant Accounting Policies and Note O – Commitments, Contingencies and Other in the Notes to our consolidated financial statements included in this Annual Report.
HUMAN CAPITAL RESOURCES
As of February 1, 2023, we employed approximately 4,000 employees globally, with approximately 2,200 of these employees located in the United States and 1,800 located internationally. Of these employees, approximately 2,800 work full-time and approximately 1,200 work part-time. Most of our part-time employees work in the Direct-to-Consumer segment. None of our employees are represented by a union. Our management considers relations with our employees to be good. We have never experienced a material interruption of our operations due to a labor dispute.
Culture
Steve Madden is for the bold, expressive, and ambitious. Our core values – authenticity, initiative, tenacity, humility, and trust are key to our competitive edge and are embedded throughout all levels of our Company. They motivate our growth, inspire our innovation, define our culture, and set the standard for all of our actions.
•Authenticity: Show up to work as your true self
•Initiative: Act upon good ideas quickly and be ready to iterate
•Tenacity: Look at problems from all sides and be resourceful

•Humility: Think from the perspective of others and always be open to learning
•Trust: Build strong relationships with good will and integrity
Career Development
The fashion landscape is constantly shifting and evolving, which makes it especially important for us to invest in the ongoing career development of our employees. In service of this objective, we constantly seek out, promote and improve upon internal programs and processes that make it possible for our employees to reach their full potential. Some examples of this focus include our ongoing professional development relationship with the University of Arizona Global Campus, our tuition reimbursement program, our internal employee learning opportunities, and external conference and workshop offerings around specific industry content as well as leadership, coaching, and management training. In addition, in 2021 we launched SM Learning Sessions, a monthly, Company-wide training and development program where we invite internal and external subject matter experts to present on various topics. Mentoring, annual performance evaluations and feedback are also key elements of our career development efforts at our Company.
Diversity, Equity, and Inclusion
We believe that recruiting, employing, and retaining people from all backgrounds, ethnicities, genders, lifestyles, and belief systems have been the cornerstones of meeting the needs of our diverse consumer base and building a global business. By embracing a diverse and inclusive workplace, we create an environment that offers all our employees opportunities to succeed. We want all our employees to be as successful as they can be and to reach their full potential no matter who they are, where they are from, or what they believe. In the spirit of this core belief, we strive to build an increasingly inclusive culture where all employees feel free to express themselves and have opportunities to grow. A few highlights of our diversity initiatives include:
•we established a Diversity and Inclusion Council made up of key leaders in our Company to oversee the implementation of our detailed Diversity, Equity, and Inclusion Strategic Plan;
•we added three new members to our Board of Directors, each of whom are people of color and bring new perspectives to the highest level of Company leadership;
•our employees formed three employee resource groups – one for Black employees and allies called Black Sole, one for LGBTQ+ employees and allies called SM Pride, and one for Hispanic employees and allies called De La Sole;
•we launched “Tune-In Tuesday,” a weekly email of internal job openings to encourage career development and advancement;
•we signed the “Open to All” pledge with other major brands and retailers;
•we joined the Black in Fashion Council;
•we implemented Company-wide diversity and inclusion training;
•we joined Hive Diversity as well as contributed $100,000 to Howard University and partnered with the university to establish diverse pipelines of talent and expand our recruiting; and
•we launched Adaptive Kids footwear, soon to expand to adults.
Wellness
We see personal health and fitness of our employees as key to long-term professional success, which is why we offer benefits and programs focused on physical, emotional and financial well-being. These include mindfulness and meditation training, financial wellness seminars, health fairs, discounted gym memberships, free flu shots, paid-time-off to receive COVID-19 vaccination and boosters, on-site COVID testing and on-site discounted food. We also offer an Employee Assistance Program with a range of programs, resources and tools that can help with various issues. To help manage work-life balance, we offer a paid membership to Care.com so employees can find childcare, senior care, special needs care and other related services.
Charitable Giving
In December 2021, the Company formed The Steve Madden Corporate Foundation, a donor-advised fund established under Fidelity Charitable and managed by Rockefeller Capital Management. As part of the Company's charitable giving strategy, we made a $1 million contribution for each of 2022 and 2021, and we have since launched multiple shop-to-give campaigns across our various Company-owned e-commerce websites.

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
SEASONALITY AND OTHER FACTORS
Our operating results are subject to some variability due to seasonality and other factors. For example, the highest percentage of our boot sales occur in the fall and winter months (our third and fourth fiscal quarters) and the highest percentage of our sandal sales occur in the spring and summer months (our first and second fiscal quarters). Historically, some of our businesses, including our Direct-to-Consumer segment, have experienced holiday retail seasonality. Our diverse range of product offerings, however, provides some mitigation to the impact of seasonal changes in demand for certain items. In addition to seasonal fluctuations, our operating results fluctuate from quarter to quarter as a result of the weather, the timing of holidays and larger shipments of footwear, market acceptance of our products, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, inventory write downs for obsolescence, the cost of materials, the product mix among our wholesale, direct-to-consumer and licensing businesses, the incurrence of other operating costs and factors beyond our control, such as general economic conditions and actions of competitors. Revenue levels in any period are also impacted by customer decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery dates or change the mix of products ordered with minimal notice to us.
BACKLOG
We had unfilled wholesale customer orders of approximately $500,921 and $839,381, as of February 1, 2023 and February 1, 2022, respectively. Our backlog at a particular time is affected by a number of factors, including seasonality, supply chain lead time, timing of market weeks, and wholesale customer purchases of our core products through our open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

ITEM 1A. RISK FACTORS
You should carefully consider the risks and uncertainties we describe below and the other information in this Annual Report on Form 10-K before deciding to invest in, sell or retain shares of our common stock. These are not the only risks and uncertainties that we face. Other sections of this report may discuss factors that could adversely affect our business. Our industry is highly competitive and subject to rapid change. There may be additional risks and uncertainties that we do not currently know about, that we currently believe are immaterial, or that we have not predicted, which may also harm our business or adversely affect us. If any of these risks or uncertainties actually occur, our business, financial condition, results of operations and liquidity could be materially harmed.
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
The growth and success of our Company since its inception more than a quarter century ago is attributable, to a significant degree, to the talents, skills and efforts of our founder and Creative and Design Chief, Steven Madden. An extended or permanent loss of the services of Mr. Madden could severely disrupt our business and have a material adverse effect on our Company. We also depend on the contributions of the members of our senior management team. Our senior executives have substantial experience and expertise in our business and industry and have made significant contributions to our growth and success. Competition for executive talent in the fashion footwear, accessories and apparel industries is intense. While our employment agreements with Mr. Madden and most of our senior executives include a non-compete provision in the event of the termination of employment, the non-compete periods are of limited duration and scope and the enforceability of such non-compete provisions are subject to existing and future laws. Although we believe we have depth within our senior management team, if we were to lose the services of Mr. Madden or any of our senior executives, and especially if any of these individuals were to join a competitor or form a competing company, our business and financial performance could be seriously harmed. A loss of the skills, industry knowledge, contacts and expertise of Mr. Madden or any of our senior executives could cause a setback to our operating plan and strategy.
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

•factors beyond our control, such as health pandemics, general economic conditions, declines in consumer confidence and actions of competitors;
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
Our corporate headquarters and principal operational locations, including retail, distribution and warehousing facilities, may be subject to natural disasters and other severe weather, geological events, and climate-change related risks (including resource scarcity, rationing or unexpected costs from increases in fuel or raw material prices that may be caused by severe weather conditions) that could disrupt our operations. The occurrence of such natural events may result in sudden disruptions in business conditions of the local economies affected, as well as of the regional and global economies. Such disruptions may result in decreased demand for our products and disruptions in our management functions, sales channels and manufacturing and distribution networks, which could have a material adverse effect on our business, financial condition and results of operations. Extreme weather events and changes in weather patterns can also influence customer trends and shopping habits. Extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season may diminish demand for our seasonal merchandise. Heavy snowfall, hurricanes or other severe weather events where our retail stores and the retail stores of our wholesale customers are located may decrease customer traffic in those stores and reduce our sales and profitability. There is growing concern that climate change may increase both the frequency and severity of extreme weather conditions and natural disasters. Any of these events could result in decreased demand for our products and disruptions in our sales channels and manufacturing and distribution networks, which could have a material adverse effect on our business, financial condition and results of operations.
We extend credit to most of our wholesale customers, and their failure to pay for products shipped to them could adversely affect our financial results.
We extend credit to our wholesale customers based on an evaluation of each customer's financial condition, usually without collateral. Various retailers, including some of our customers, have experienced financial difficulties, which has increased the risk of extending credit to such retailers. Even though we seek to mitigate the risks of extending credit by factoring most of our accounts receivable and obtaining letters of credit or credit insurance for others, if any of our customers were to experience a shortage of liquidity, the risk that the customer's outstanding payables to us would not be paid could cause us to curtail business with the customer or require us to assume more credit risk relating to the customer's accounts payable.
Our stock price may fluctuate substantially if our operating results are inconsistent with our forecasts or those of analysts who follow us.
One of our primary business objectives is to maximize the long-term strength, growth and profitability of our Company, rather than to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term goal is in our best interests and those of our stockholders. The trading price of our common stock periodically may rise or fall based on the accuracy of forecasts of our future performance. Our actual results may differ from our forecasts as the guidance is based on assumptions and expectations that may or may not come to pass. As such, we assume no responsibility to update any of our forward-looking statements at such times or otherwise. If and when we announce actual results that differ from our forecast and guidance, the market price of our common stock could be adversely affected. Investors who rely on these forecasts in making investment decisions with respect to our common stock do so at their own risk. We take no responsibility for any losses suffered as a result of changes in the price of our common stock.
In addition, outside securities analysts may follow our financial results and issue reports that discuss our historical financial results and their predictions of our future performance. These analysts' predictions are based upon their own opinions and could be different from our own forecasts. Our stock price could decline if our results are below the estimates or expectations of these outside analysts.
FOREIGN SOURCING RISKS
Disruptions to our product delivery systems and failure to effectively manage inventory based on business trends across various distribution channels could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our products are manufactured overseas and most of our products are shipped via ocean freight carriers. The trend-focused nature of the fashion industry and the rapid changes in customer preferences leave us vulnerable to the risk of inventory obsolescence. Our reliance upon ocean freight transportation for the delivery of our inventory exposes us to various inherent risks, including port congestion, severe weather conditions, natural disasters, and terrorism, any of which could result in delivery delays and inefficiencies, increase our costs and disrupt our business.
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
Global inflation has also contributed to higher freight costs, which negatively affected our gross margin and profitability in the year ended December 31, 2022 and may continue to have a negative effect on our future operating results and profitability.
Our reliance on foreign manufacturers to provide materials or produce our goods in a timely manner or to meet our quality standards could cause problems if we experience a supply chain disruption and we are unable to secure an alternative source of raw materials or end products.
In 2022, the entire apparel industry, including our Company, continues to faced supply chain challenges as a result of COVID-19 including reduced freight availability and increased costs, port disruption, manufacturing facility closures, and related labor shortages and other supply chain disruptions. We do not own or operate any foreign manufacturing facilities and, therefore, are dependent upon third parties to manufacture most of our products. During 2022, 78% of our total purchases were manufactured in China. We also have no long-term manufacturing or supply contracts with any of our suppliers or manufacturers for the production and supply of our raw materials and products, and we compete with other companies for raw materials and production space. The risks inherent in the reliance on foreign manufacturing include work stoppages, transportation delays, public health emergencies, social unrest, changes in local economic and political conditions, and geopolitical conditions.
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
Our supply of raw materials or manufacture of our products could be disrupted or delayed by the impact of health pandemics, and the related government and private sector responsive actions such as border closures, restrictions on product shipments, and travel restrictions. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. The receipt of inventory sourced from areas impacted by COVID-19 has in some cases been slowed or disrupted and our manufacturers may also face similar challenges in receiving raw materials and fulfilling our orders. In addition, ocean freight was disrupted worldwide due to COVID-19 as there was much greater demand for shipping and reduced capacity and equipment in the post pandemic recovery period. Any delays, interruption, or increased costs in the supply of raw materials or manufacture of our products could have an adverse effect on our ability to meet customer demand for our products and have a material negative effect on our business, financial condition, results of operations and liquidity.
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
Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors may have a material adverse effect on our business in the future or may require us to exit a particular market or significantly modify our current business practices within that market. For example, in recent years both the U.S. and China have imposed new tariffs on each other related to the importation of certain product categories, including imports of select footwear, accessories and apparel into the U.S. from China. If the U.S. decides to impose additional tariffs on footwear, accessories, apparel, or any other of our goods imported from China, there can be no assurance that we will be able to offset all related increased costs. This potential increase in costs could be material to our business operations because approximately 78% of our products are currently sourced from China. We cannot predict if, and to what extent, there will be changes to international trade agreements or the resulting impact of any such changes on our business operations.
On December 31, 2020, the Generalized System of Preferences ("GSP") expired. GSP is a trade program that provides nonreciprocal, duty-free treatment for certain U.S. imports (including handbags) from qualifying developing countries including Cambodia, Myanmar, Thailand, Indonesia, Sri Lanka, the Philippines, and Pakistan, among others. We currently manufacture handbags in GSP countries, primarily Cambodia. The additional tariff to be paid on such products ranges from 4.6% to 20.0%. GSP has historically been renewed, despite lapsing several times, and upon renewal has been retroactive in nature. There is a current debate in Congress to reauthorize the program “as is” or revise GSP eligibility criteria to include environmental and labor conditions. If GSP is not renewed and our efforts to mitigate the impact of this additional tariff are not successful, the imposition of tariffs on handbags that we manufacture in impacted countries could have a material adverse effect on our business and results of operations.
If our manufacturers, the manufacturers used by our licensees or our licensees themselves fail to use acceptable labor practices or to otherwise comply with local laws and other standards, our business reputation could suffer.
Our products are manufactured by numerous independent manufacturers outside of the United States. We also have license agreements that permit our licensees to manufacture or contract to manufacture products using our trademarks. We impose, and require our licensees to impose, on these manufacturers environmental, health and safety standards for the benefit of their labor force. In addition, we require these manufacturers to comply with applicable standards for product safety. However, we do not control our independent manufacturers or licensing partners or their labor, product safety and other business practices. From time to time, our independent manufacturers may not comply with such standards or applicable local law or our licensees may not require their manufacturers to comply with such standards or applicable local law. The violation of such standards and laws by one of our independent manufacturers or by one of our licensing partners, or the divergence of a manufacturer's or a licensing partner's labor practices from those generally accepted as ethical in the United States, could harm our reputation, result in a product recall or require us to curtail our relationship with and locate a replacement for such manufacturer or licensee. We could also be the focus of adverse publicity and our reputation could be damaged. Any of these events could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
Given the nature of our business and the significant number of transactions in which we engage annually, it is essential that we maintain constant operation of our information technology systems and websites and that they operate effectively. We depend on our in-house information technology employees and third parties, including “cloud” service providers, to maintain and periodically update and upgrade our systems and websites to support the growth of our business. We also maintain off-site server data facilities that record and process information regarding our vendors and customers and their transactions with us. Our information technology systems and websites may, from time to time, be vulnerable to damage or interruption from events such as computer viruses, security breaches, power outages and difficulties in replacing or integrating the systems of acquired businesses. Any such problems or interruptions could result in loss of valuable business data, our customers' or employees' personal information, disruption of our operations and other adverse impacts to our business and require significant expenditures by us to remediate any such failure, problem or breach. In addition, we must comply with increasingly complex regulatory standards enacted to protect business and personal data and an inability to maintain compliance with these regulatory standards could subject us to legal risks and penalties. Although we maintain disaster recovery centers and insurance coverage aimed at addressing certain of these risks, there can be no assurance that insurance coverage will be available or that the amounts of coverage will be adequate to cover a specific loss.
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
We license to others the rights to produce and market certain products that are sold under our trademarks. Although we retain significant control over our licensees’ products and advertising, our licensees have operational and financial control over their businesses. If the quality, image or distribution of our licensed products diminish, customer acceptance of and demand for our brands and products could decline. This could materially and adversely affect our business and results of operations. In fiscal year 2022, approximately 60% of our net royalties were derived from our top five licensed product lines. A decrease in customer demand for any of these product lines could have a material adverse effect on our results of operations and financial condition. Furthermore, if we are unable to engage an adequate replacement for a terminated licensee or to engage such a replacement for an extended period, our revenues and results of operations could be adversely affected.

GENERAL RISK FACTORS
Changes in economic conditions may adversely affect our financial condition, results of operations and liquidity.
Our opportunities for long-term growth and profitability are accompanied by significant challenges and risks, particularly in the near term. Specifically, our business is dependent on consumer demand for our products and the purchase of our products by consumers is largely discretionary. Consumer confidence and discretionary spending could be adversely affected in response to financial market volatility, negative financial news, increases in inflation and interest rates, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs, food costs and other economic factors. A downturn in economic conditions leading to a reduction in consumer confidence and discretionary spending could have a negative effect on our sales and results of operations during the year ending December 31, 2023 and thereafter.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease space for our headquarters, retail stores, showrooms, warehouses, storage and office facilities in various locations in the United States, as well as overseas. All of our locations are leased, with an exception of one improved real property parcel in Long Island City, New York, which we own. We believe that our existing facilities are in good operating condition and are adequate for our present level of operations. The following table sets forth the location, use, segment, and size of the Company's principal properties as of December 31, 2022.

Location	Use	Segment	Approximate Square Feet
Dongguan, China	Offices and sample production	Wholesale Footwear	154,900
Long Island City, NY	Executive offices and sample factory	Corporate(1)	111,000
Montreal, Canada	Offices, warehouse	Wholesale Footwear	105,800
New York, NY	Offices and showroom, Schwartz & Benjamin	Wholesale Footwear	29,800
New York, NY	Offices and showroom, Accessories	Wholesale Accessories/Apparel	27,200
New York, NY	Offices and showroom	Wholesale Footwear	10,000
Renton, WA	Topline office	Wholesale Footwear	9,500
Putian City, China	Offices	Wholesale Footwear	8,700
Long Island City, NY	Storage	Corporate(1)	7,200
León, Mexico	Offices	Wholesale Footwear	6,400
Mexico City, Mexico	Offices, SM Mexico	Wholesale Footwear and Wholesale Accessories/Apparel	5,700
(1) Corporate does not constitute a reportable segment.

In addition to the above properties, the Company occupies 232 leased retail and outlet store locations. These leases expire at various times through fiscal 2032. All of our retail stores are leased pursuant to leases that, under their original terms, extend for an average of five years. Many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes over the base year. Refer to Item 1. "Business" for further information.
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
Holders. As of February 17, 2023, there were 152 holders of record and approximately 28,500 beneficial owners of our common stock.
Dividends. Beginning in the first quarter of 2018, we began paying a quarterly cash dividend on our outstanding shares of common stock. At the end of March 2020, in response to the COVID-19 pandemic, and as a precautionary measure, our Board of Directors temporarily suspended the payment of dividends. In February 2021, our Board of Directors approved the reinstatement of a quarterly cash dividend. A quarterly cash dividend of $0.21 per share on our outstanding shares of common stock was paid on March 25, 2022, June 24, 2022, September 26, 2022 and December 30, 2022. The aggregate cash dividend paid for the twelve months ended December 31, 2022 was $66,005. In February 2023, our Board of Directors approved the quarterly dividend of $0.21 per share payable on March 24, 2023 to stockholders of record as of the close of business on March 10, 2023. The payment of future dividends will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, our financial condition, capital requirements, general business conditions and other factors. Therefore, we can give no assurance that dividends of any kind will be paid to holders of our common stock in the future.
Issuer Repurchases of Equity Securities. Our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase of our common stock. On April 24, 2019, the Board of Directors approved the expansion of the Company's Share Repurchase Program for up to $200,000 in repurchases of the Company's common stock, which included the amount remaining under the prior authorization. On November 2, 2021, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $200,000, bringing the total authorization to $250,000, which included the amount remaining under the prior authorization. The Share Repurchase Program permits us to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in our best interest. In the middle of March 2020, in response to the COVID-19 pandemic, as a precautionary measure the Board of Directors temporarily suspended the repurchase of our common stock, which the Board of Directors reinstated on February 24, 2021. During the twelve months ended December 31, 2022, we repurchased an aggregate of 3,604 shares of our common stock under the Share Repurchase Program, at a weighted average price per share of $35.84, for an aggregate purchase price of approximately $129,152, which includes the amount remaining under the prior authorization. As of December 31, 2022, approximately $94,398 remained available for future repurchases under the Share Repurchase Program. The following table presents the total number of shares of our common stock, $0.0001 par value, purchased by us in the three months ended December 31, 2022, the average price paid per share, the amount of shares purchased pursuant to our Share Repurchase Program and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period pursuant to our Share Repurchase Program. See Note J – Share Repurchase Program to the Consolidated Financial Statements for further details on our share repurchase program. During the three months ended December 31, 2022, there were no sales by us of unregistered shares of common stock.

(in thousands except for per share)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2022 - 10/31/2022	6	$28.39	—	$116,122
11/1/2022 - 11/30/2022	374	$33.00	373	$103,820
12/1/2022 - 12/31/2022	744	$32.61	281	$94,398
Total	1,124	$32.71	654
(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan, each provide us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy all or part of the tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax-withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the fourth quarter of 2022 in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements with an aggregate purchase price of approximately $15,049.

Performance Graph
The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the period beginning on December 31, 2017, and ending on December 31, 2022, with the cumulative total return on the Russell 2000 Index and a peer group index. The peer group index consists of seven companies: Caleres, Inc., Crocs, Inc., Deckers Outdoor Corporation, Genesco Inc., Skechers U.S.A., Inc., Designer Brands Inc. and Wolverine World Wide, Inc.
The comparison assumes that $100 was invested on December 31, 2017 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Steven Madden, Ltd.	$100.00	$98.79	$142.67	$117.95	$157.42	$110.96
Russell 2000 Index	$100.00	$88.99	$111.70	$134.00	$153.85	$122.41
Peer Group	$100.00	$102.90	$134.41	$150.13	$210.40	$192.41

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
Overview
($ in thousands, except for retail sales data per square foot, earnings per share and per share data)

Steven Madden, Ltd. and its subsidiaries design, source, and market fashion-forward branded and private label footwear, accessories and apparel for women, men, and children. We distribute our products in the wholesale channel through department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and other international markets through our joint ventures in Israel, South Africa, China, Taiwan, Malaysia, and the Middle East along with special distribution arrangements in certain European countries, North Africa, South and Central America, Australia, and various countries in Asia. In addition, our products are distributed through our direct-to-consumer channel within the United States, Canada, Mexico, and Europe, and our joint ventures in Israel, South Africa, China, Taiwan, and the Middle East.
Our product lines include a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality, trend-right products at accessible price points, delivered in an efficient manner and time frame.
Our business comprises five distinct segments: Wholesale Footwear, Wholesale Accessories/Apparel, Direct-to-Consumer, First Cost, and Licensing. Our Wholesale Footwear segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and through our joint ventures and international distributor network. Our Wholesale Accessories/Apparel segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, online retailers, specialty retailers, independent stores and clubs throughout the United States, Canada, Mexico, and Europe and through our joint ventures and international distributor network. Our Direct-to-Consumer segment, which was referred to as the Retail segment in previous filings, consists of Steve Madden® and Dolce Vita® full-price retail stores, Steve Madden® outlet stores, and our directly-operated digital e-commerce websites. Our retail stores are located in regional malls and shopping centers, as well as high streets in major cities across the United States, Canada, Mexico, Israel, South Africa, Taiwan, China, and the Middle East. Our First Cost segment represents commission based activities where the Company serves as a buying agent for footwear products under private labels for select national chains, and value-priced retailers. Our Licensing segment is engaged in the licensing of the Steve Madden® and Betsey Johnson® trademarks for use in the sale of select apparel, accessory, and home categories as well as various other non-core products. Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, legal, human resources, information technology, cyber security, corporate social responsibility, and other shared services.
Dividends
Our Board of Directors approved a quarterly cash dividend of $0.21 per share on our outstanding shares of common stock which was paid on March 25, 2022, June 24, 2022, September 26, 2022 and December 30, 2022. The aggregate cash dividends paid for the twelve months ended December 31, 2022 was $66,005.
On February 22, 2023, our Board of Directors approved a quarterly dividend of $0.21 per share is payable on March 24, 2023 to stockholders of record as of the close of business on March 10, 2023.

Executive Summary
Recent Developments
During fiscal year 2022, the Company formed a joint venture ("AG SM Holdings Limited") with Apparel FZCO through its subsidiary, Madden Asia Holding Limited. The Company controls all the significant participating rights of the joint venture and is the majority interest holder in AG SM Holdings Limited. AG SM Holdings Limited is the exclusive distributor of the Company’s products in the Middle East. For additional information on these acquisitions, refer to Note D – Acquisitions & Sale of Minority Noncontrolling Interest in the Notes to our consolidated financial statements included in this Annual Report.
Key Highlights
Total revenue for 2022 increased by 13.7% to $2,122,009 from $1,866,142 in 2021. Net income attributable to Steven Madden, Ltd. was $216,061 in 2022 compared to $190,678 in 2021. Our effective tax rate for 2022 increased to 23.1% compared to 20.5% in 2021. Diluted earnings per share in 2022 was $2.77 per share on 78,069 diluted weighted average shares outstanding compared to diluted income of $2.34 per share on 81,628 diluted weighted average shares outstanding in the prior year.
As of December 31, 2022, we had 232 brick-and-mortar retail stores and six e-commerce websites in operation, compared to 214 brick-and-mortar retail stores and six e-commerce websites as of December 31, 2021. This increase resulted from the opening of 28 brick-and-mortar stores, including 12 stores that were acquired through our joint venture in the Middle East, partially offset by the closure of 10 brick-and-mortar stores. The Company also operated 20 concessions in international markets.
Our inventory turnover (calculated on a trailing four quarter average) for the years ended December 31, 2022 and 2021 was 4.9 times and 6.4 times, respectively. Our total Company accounts receivable average collection days were 72 days in 2022 compared to 67 days in 2021. As of December 31, 2022, we had $289,798 in cash, cash equivalents and short-term investments, no debt and total stockholders’ equity of $843,863. Working capital increased to $522,649 as of December 31, 2022, compared to $509,470 on December 31, 2021.
As we look ahead, we remain focused on delivering trend-right product, deepening connections with our consumers, enhancing our digital commerce business, expanding our non-footwear categories, growing our international business and efficiently managing our inventory and expenses while continuing to make meaningful progress on our corporate social responsibility initiatives.
COVID-19
The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. Beginning in March 2020, stores have experienced temporary closures, and we implemented precautionary measures in line with guidance from local authorities when stores reopened. The COVID-19 pandemic, and post pandemic recovery, have also significantly impacted our supply chain. In particular, we have experienced disruptions and delays in shipments, increases in shipping costs and increases in the pricing of certain components of our products. The receipt of inventory sourced from impacted areas has been slowed or disrupted and our manufacturers have also faced similar challenges in receiving raw materials and fulfilling our orders.

RESULTS OF OPERATIONS

	Years Ended December 31,
(in thousands, except for number of stores)	2022		2021		2020
CONSOLIDATED:
Net sales	$2,111,296	99.5%	$1,853,902	99.3%	$1,188,943	98.9%
Commission and licensing fee income	10,713	0.5%	12,240	0.7%	12,871	1.1%
Total revenue	2,122,009	100.0%	1,866,142	100.0%	1,201,814	100.0%
Cost of sales (exclusive of depreciation and amortization)	1,248,173	58.8%	1,098,645	58.9%	737,273	61.3%
Gross profit	873,836	41.2%	767,497	41.1%	464,541	38.7%
Operating expenses	592,192	27.9%	519,848	27.9%	414,978	34.5%
Impairment of intangibles	—	—%	2,620	0.1%	44,273	3.7%
Impairment of lease right-of-use asset and fixed assets	—	—%	1,432	0.1%	36,895	3.1%
Income/(loss) from operations	281,644	13.3%	243,597	13.1%	(31,605)	(2.6)%
Interest and other income/(expense) – net	676	—%	(1,529)	(0.1)%	1,620	0.1%
Income/(loss) before income taxes	282,320	13.3%	242,068	13.0%	(29,985)	(2.5)%
Net income/(loss) attributable to Steven Madden, Ltd.	$216,061	10.2%	$190,678	10.2%	$(18,397)	(1.5)%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$1,194,890	100.0%	$1,022,322	100.0%	$713,662	100.0%
Cost of sales (exclusive of depreciation and amortization)	763,809	63.9%	677,155	66.2%	487,105	68.3%
Gross profit	431,081	36.1%	345,167	33.8%	226,557	31.7%
Operating expenses	166,123	13.9%	128,004	12.5%	118,325	16.6%
Impairment of intangibles	—	—%	—	—%	16,345	2.3%
Income from operations	$264,958	22.2%	$217,163	21.2%	$91,887	12.9%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Net sales	$394,676	100.0%	$343,675	100.0%	$235,892	100.0%
Cost of sales (exclusive of depreciation and amortization)	294,591	74.6%	249,000	72.5%	164,984	69.9%
Gross profit	100,085	25.4%	94,675	27.5%	70,908	30.1%
Operating expenses	70,310	17.8%	64,776	18.8%	45,889	19.5%
Impairment of intangibles	—	—%	2,620	0.8%	27,472	11.6%
Impairment of lease right-of-use asset and fixed assets	—	—%	651	0.2%	—	—%
Income/(loss) from operations	$29,775	7.5%	$26,628	7.7%	$(2,453)	(1.0)%

DIRECT-TO-CONSUMER SEGMENT:
Net sales	$521,729	100.0%	$487,906	100.0%	$239,389	100.0%
Cost of sales (exclusive of depreciation and amortization)	189,773	36.4%	172,490	35.4%	85,184	35.6%
Gross profit	331,956	63.6%	315,416	64.6%	154,205	64.4%
Operating expenses	264,307	50.7%	240,093	49.2%	175,743	73.4%
Impairment of intangibles	—	—%	—	—%	456	0.2%
Impairment of lease right-of-use asset and fixed assets	—	—%	781	0.2%	36,895	15.4%
Income from operations	$67,649	13.0%	$74,542	15.3%	$(58,889)	(24.6)%
Number of stores	238		220		218

FIRST COST SEGMENT:
Commission fee income	$916	100.0%	$2,346	100.0%	$3,902	100.0%
Gross profit	916	100.0%	2,346	100.0%	3,902	100.0%
Operating expenses	150	16.4%	375	16.0%	1,308	33.5%
Income from operations	$766	83.6%	$1,971	84.0%	$2,594	66.5%

LICENSING SEGMENT:
Licensing fee income	$9,798	100.0%	$9,893	100.0%	$8,969	100.0%
Gross profit	9,798	100.0%	9,893	100.0%	8,969	100.0%
Operating expenses	1,944	19.8%	1,785	18.0%	3,141	35.0%
Income from operations	$7,854	80.2%	$8,108	82.0%	$5,828	65.0%

CORPORATE:
Operating expenses	$(89,358)	—%	$(84,815)	—%	$(70,752)	—%
Loss from operations	$(89,358)	—%	$(84,815)	—%	$(70,572)	—%

The following section discusses our results of operations for 2022 and 2021 and year-to-year comparisons between those periods. Discussions of 2020 and year-to-year comparisons between 2021 and 2020 are not included in this Annual Report on Form 10-K and can be found within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K filed with the SEC on March 1, 2022.
Year Ended December 31, 2022 vs. Year Ended December 31, 2021
Consolidated:
Total revenue in the year ended December 31, 2022 increased 13.7% to $2,122,009 compared to $1,866,142 for in 2021, with increases in the Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer segments. Gross profit was $873,836, or 41.2% of total revenue, as compared to $767,497, or 41.1% of total revenue, in the prior year. Operating expenses in 2022 were $592,192, or 27.9%, of total revenue, as compared to $519,848, or 27.9% of total revenue, in the prior year. Operating expenses in 2022 include the accelerated amortization of a trademark of $7,050 and a $5,807 benefit from the change in valuation of a contingent consideration. In 2021, impairment charges of $2,620 and $1,432 were recorded associated with certain intangibles and lease right-of-use assets and fixed assets, respectively. No similar impairment charges were recorded in 2022. In the year ended December 31, 2022, income from operations increased to $281,644, or 13.3% of total revenue, as compared to $243,597, or 13.1% of total revenue, in the prior year. The effective tax rate for the year ended December 31, 2022 was 23.1% compared to 20.5% last year. The primary changes between the Company’s effective tax rate for the year ended December 31, 2022 and 2021 are due to a lower tax benefit from the exercising and vesting of equity-based awards and an increase in pre-tax income in jurisdictions with higher tax rates. Net income attributable to Steven Madden, Ltd. for the year ended December 31, 2022 was $216,061 compared to $190,678 for the year ended December 31, 2021.
Wholesale Footwear Segment:
Revenue from the Wholesale Footwear segment in the year ended December 31, 2022 accounted for $1,194,890, or 56.3% of total revenue, as compared to $1,022,322, or 54.8% of total revenue, in the year ended December 31, 2021. The 16.9% increase in revenue in the current year is primarily the result of an increase in sales of our Steve Madden, Anne Klein and Dolce Vita brands. Gross profit was $431,081, or 36.1% of Wholesale Footwear revenue, in the year ended December 31, 2022 as compared to $345,167, or 33.8% of Wholesale Footwear revenue, in the year ended December 31, 2021. The increase of gross profit as a percentage of revenue was primarily due to the shift in revenue mix to our higher-margin branded business partially offset by higher freight costs. Operating expenses in the year ended December 31, 2022 were $166,123, or 13.9%, of Wholesale Footwear revenue, as compared to $128,004, or 12.5% of Wholesale Footwear revenue, in the year ended December 31, 2021. The increase in operating expenses as a percentage of Wholesale Footwear revenue was primarily attributable to higher warehouse expenses, payroll, and advertising expenses. Income from operations increased to $264,958, or 22.2% of Wholesale Footwear revenue in 2022 as compared to $217,163, or 21.2% of Wholesale Footwear revenue, in 2021.
Wholesale Accessories/Apparel Segment:
Revenue from the Wholesale Accessories/Apparel segment in the year ended December 31, 2022 accounted for $394,676, or 18.6% of total revenue, as compared to $343,675, or 18.4% of total revenue, in the year ended December 31, 2021. The 14.8% increase in revenue resulted from an increase in our branded handbag business as well as our apparel business. Gross profit was $100,085, or 25.4% of Wholesale Accessories/Apparel revenue, in the year ended December 31, 2022, as compared to $94,675, or 27.5% of Wholesale Accessories/Apparel revenue, in the year ended December 31, 2021. The decrease of gross profit as a percentage of revenue was primarily due to higher freight costs. Operating expenses in the year ended December 31, 2022 were $70,310, or 17.8%, of Wholesale Accessories/Apparel revenue, as compared to $64,776, or 18.8%, of Wholesale Accessories/Apparel revenue, in the year ended December 31, 2021. The decrease in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to greater leverage from higher revenue and benefit from the change in valuation of our contingent consideration, partially offset by the accelerated amortization of a trademark. In 2021, impairment charges of $2,620 and $651 were recorded associated with certain intangibles and lease right-of-use assets and fixed assets, respectively. No similar impairment charges were recorded in 2022. Income from operations for the Wholesale Accessories/Apparel segment in 2022 was $29,775, or 7.5% of Wholesale Accessories/Apparel revenue, as compared to $26,628, or 7.7% of Wholesale Accessories/Apparel revenue, in 2021.
Direct-to-Consumer Segment:
In the year ended December 31, 2022, revenue from the Direct-to-Consumer segment accounted for $521,729, or 24.6% of total revenue, as compared to $487,906, or 26.1% of total revenue, in the twelve months of 2021. The 6.9% increase in revenue was driven by increases in both our brick-and-mortar stores and our e-commerce business. We opened 28 brick-and-mortar stores and closed 10 brick-and-mortar stores during the year ended December 31, 2022 and ended the year with 232 brick-and-mortar stores and six e-commerce sites compared to 214 brick-and-mortar stores and six e-commerce sites as of

December 31, 2021. During the year ended December 31, 2022, gross profit was $331,956, or 63.6% of Direct-to-Consumer revenue, compared to $315,416, or 64.6% of Direct-to-Consumer revenue, in the twelve months of 2021. The decrease in gross profit as a percentage of revenue was primarily due to higher promotional activity, partially offset by a reduction in air freight expense. Operating expenses for the twelve months of 2022 were $264,307, or 50.7% of Direct-to-Consumer revenue, as compared to $240,093, or 49.2% of Direct-to-Consumer revenue, for the twelve months of 2021. The increase in operating expenses as a percentage of Direct-to-Consumer revenue was primarily due to higher advertising and payroll related expenses. In 2021, impairment charges of $781 were recorded associated with certain fixed assets and lease right-of-use assets. No similar impairment charges were recorded in 2022. In 2022, income from operations for the Direct-to-Consumer segment was $67,649, or 13.0% of Direct-to-Consumer revenue as compared to $74,542, or 15.3% of Direct-to-Consumer revenue, in 2021.
First Cost Segment:
Commission income generated by the First Cost segment accounted for $916 for the year ended December 31, 2022 compared to $2,346, or 0.1% of total revenue, for the year ended December 31, 2021. Operating expenses decreased to $150 in the current period compared to $375 of last year. Income from operations was $766 for the year ended December 31, 2022 as compared to income from operations of $1,971 for the year ended December 31, 2021.
Licensing Segment:
Royalty income generated by the Licensing segment accounted for $9,798, or 0.5% of total revenue, for the year ended December 31, 2022 compared to $9,893, or 0.5% of total revenue, for the year ended December 31, 2021. Operating expenses increased to $1,944 in the current year compared to $1,785 to last year. Income from the Licensing segment was $7,854 for the year ended December 31, 2022 as compared to $8,108 in the prior year.
Corporate:
Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, legal, human resources, information technology, cyber security, corporate social responsibility, and other shared services. Corporate operating expenses increased 5.4% to $89,358 during the year ended December 31, 2022 as compared to $84,815 in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flows from operations, cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments totaled $289,798 and $263,536 at December 31, 2022 and December 31, 2021, respectively. Of the total cash, cash equivalents and short-term investments as of December 31, 2022, $133,729, or approximately 46%, was held in our foreign subsidiaries, and of the total cash, cash equivalents and short-term investments at December 31, 2021, $156,112, or approximately 59%, was held in our foreign subsidiaries.
On July 22, 2020, we entered into a $150,000, five-year, asset-based revolving credit facility with various lenders and Citizens Bank, N.A. On March 25, 2022, we entered into an amendment to the revolving credit facility, which replaced the London Interbank Offering Rate (“LIBOR”) with the Bloomberg Short-Term Bank Yield Index (“BSBY”) as the interest rate benchmark, among other changes.
As of December 31, 2022, we had working capital of $522,649, cash and cash equivalents of $274,713, and short-term investments of $15,085 and no cash borrowing and $503.9 letters of credit outstanding unrelated to the Credit Agreement.
We believe that based on our current financial position and available cash, cash equivalents and short-term investments, we will meet all our financial commitments and operating needs for at least the next twelve months. In addition, our $150,000 asset-based revolving credit facility provides us with additional liquidity and flexibility on a long-term basis.
Operating Activities
Cash provided by operations was $267,883 in 2022 compared to $159,463 in the prior year. The improvement in cash provided by operations was primarily driven by favorable changes in receivables, inventories, and an increase in net income, partially offset by unfavorable changes in accounts payable and accrued expenses.
Investing Activities
Cash provided by investing activities was $5,517 for the year ended December 31, 2022, which consisted of cash received of $73,998 from the maturities and sales of short-term investments partially offset by purchases of $45,130 in short-term investments. We also made capital expenditures of $16,351, which were mainly for systems enhancements, new store openings and leasehold improvements. We also had investments of $7,000, of which $2,000 consisted of a purchase of a trademark and $5,000 related to other investing activities.
Financing Activities
During the year ended December 31, 2022, net cash used in financing activities was $215,828, which primarily consisted of share repurchases of $148,878 and cash dividends paid of $66,005.

Contractual Obligations
Our contractual obligations as of December 31, 2022 were as follows:

	Payment due by period
(in thousands)	Total	2023	2024-2025	2026-2027	2028 and after
Operating lease obligations	$121,023	$33,567	$49,288	$25,298	$12,870
Purchase obligations	149,006	148,940	67	—	—
Future minimum royalty and advertising payments	23,437	5,437	12,000	6,000	—
Transition tax	11,721	2,930	8,791	—	—
Total	$305,187	$190,874	$70,146	$31,298	$12,870
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
We have employment agreements with our Creative and Design Chief, Steven Madden, and certain executive officers, which provide for the payment of compensation aggregating to approximately $9,675 in 2023, $8,998 in 2024 and $7,851 in 2025. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits, including stock-related compensation.
Transition tax of $11,721 was the result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). For further information, refer to Note N – Income Taxes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Excluded from the contractual obligations table above are long-term taxes payable of $1,145 as of December 31, 2022 primarily related to uncertain tax positions, for which we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year due to uncertainties in the timing of tax audit outcomes.
Dividends
In February 2022, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our outstanding shares of common stock. The dividend was paid on March 25, 2022, to stockholders of record as of the close of business on March 11, 2022. We paid total cash dividends for the three months ended March 31, 2022 of $16,774.
In April 2022, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our outstanding shares of common stock. The dividend was paid on June 24, 2022, to stockholders of record as of the close of business on June 13, 2022. We paid total cash dividends for the three months ended June 30, 2022 of $16,615.
In July 2022, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our outstanding shares of common stock. The dividend was paid on September 26, 2022, to stockholders of record as of the close of business on September 16, 2022. We paid total cash dividends for the three months ended September 30, 2022 of $16,385.
In November 2022, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our outstanding shares of common stock. The dividend was paid on December 30, 2022, to stockholders of record as of the close of business on December 16, 2022. We paid total cash dividends for the three months ended December 31, 2022 of $16,231.
On February 22, 2023, our Board of Directors approved a quarterly cash dividend. The quarterly dividend of $0.21 per share is payable on March 24, 2023 to stockholders of record as of the close of business on March 10, 2023.
Future quarterly cash dividend payments are subject to the discretion of our Board of Directors and contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that dividends will be paid to holders of our common stock in the future.

Inflation
Inflation and cost pressures including increasing raw material, labor and freight costs have had a significant impact on our profitability in the fiscal year ended December 31, 2022 and elevated prices are expected to continue in 2023. We have minimized the impact of product, wage and freight cost increases by raising prices, renegotiating costs, changing suppliers and improving operating efficiencies. However, no assurance can be given that we will be able to offset any such inflationary cost increases in the future.
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
Allowances for doubtful accounts. A vast majority of our customers’ receivable balances are protected under our factoring and collection agency agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”), described in Note Q – Factoring Agreement to the Consolidated Financial Statements included in this Form 10-K. Under this agreement, Rosenthal assumes the credit risk resulting from a customer’s financial inability to make payment of credit-approved receivables. We also use risk insurance, letters of credit and put agreements to mitigate credit risk for a significant portion of the receivables not covered under our Rosenthal agreement. The balance of receivables not covered under our Rosenthal agreement is reduced by an allowance for amounts that may be uncollectible in the future.
The estimated allowance for doubtful accounts is based on an analysis of the aging of accounts receivable, assessments of collectability based on historical trends, the financial condition of our customers and an evaluation of economic conditions. Differences in management’s estimation of the above factors could impact our results of operations and financial position. The balances of allowances for doubtful accounts are generally correlated with our revenues from wholesale customers whose receivables are not covered under our Rosenthal agreement, and actual losses have historically been within our expectations and in line with the allowances we have established. The balances and activity in the allowances for doubtful accounts are presented in Note T – Valuation and Qualifying Accounts to the Consolidated Financial Statements included in this Form 10-K. A hypothetical 5% increase in our allowance for doubtful accounts as of December 31, 2022 would have increased our 2022 operating expenses by approximately $400.
Markdowns, chargebacks, co-op advertising, and customer returns. As described in Note B – Summary of Significant Accounting Policies to the Consolidated Financial Statements included in this Form 10-K, we provide variable consideration to our wholesale customers to maximize sales of our product on the retail floor, in the form of markdowns and chargeback allowances, co-op advertising allowances, and return reserves related to the current period sales.
a.Markdowns and chargeback allowances. We evaluate anticipated customer markdowns and chargeback allowances by reviewing several performance indicators for our major customers. These performance indicators, which include inventory levels on the retail floors, sell through rates to the end consumer and gross margin levels, are analyzed by management to estimate the amount of customer allowances. We also discuss product performance with our retail partners on an ongoing basis to gather more intelligence to inform our estimation process. Differences in management’s estimation of the above factors from period to period could impact our results of operations and financial position. The levels of markdown and chargeback allowances are generally correlated with our revenues to wholesale customers. A hypothetical 5% increase in the reserve balance for markdowns and chargeback allowances as of December 31, 2022 would have decreased our 2022 revenue by approximately $1,000.
b.Co-op advertising allowances. Under our co-op advertising programs, we agree to reimburse the retailer for a portion of the costs incurred by the retailer to advertise and promote some of our products. We estimate the costs of co-op advertising programs based on the terms of the agreements with our customers. Differences in management’s estimation of the co-op advertising activity at our customers and the resulting amount of the reserve for these allowances from period to period could impact our results of operations and financial position. The level of co-op advertising support is generally correlated with our revenues to wholesale customers. A hypothetical 5% increase in the reserve balance for co-op advertising allowances as of December 31, 2022 would have decreased our 2022 revenue by approximately $300.
c.Return reserve. Our Direct-to-Consumer segment accepts returns within 30 days from the date of a sale. We estimate a return reserve in the Direct-to-Consumer segment by establishing a return rate using historical returns data. The rate is then applied to eligible revenues recorded in the current period to calculate the reserve. We do not accept returns as a normal business practice in our wholesale segments, except for our Blondo, Dolce Vita and BB Dakota product lines. We estimate such returns based on historical experience and current market conditions. In addition, our wholesale segments may, from time to time, accept returns for damaged products from our wholesale customers on which our costs are normally charged back to the responsible third-party factory. The level of returns is generally correlated with our revenues to wholesale customers. A hypothetical 5% increase in the return reserve as of December 31, 2022 would have decreased our 2022 revenue by approximately $200.
The balances and activity in the markdown, chargeback and co-op advertising allowances are included in Note T – Valuation and Qualifying Accounts to the Consolidated Financial Statements included in this Form 10-K.
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
In general, our inventory obsolescence estimates have historically been within our expectations and in line with the reserves established, and although possible, significant variation is not expected in the future. A hypothetical 5% increase to inventory reserves at December 31, 2022 would have decreased our 2022 gross profit by approximately $400.
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
Our annual impairment tests were last performed as of July 1, 2022 using a qualitative assessment, the results of which indicated that it is more likely than not that the fair values of our reporting units and indefinite-lived intangible assets significantly exceeded their carrying values. A hypothetical 10% decrease in the fair values of our reporting units and our indefinite-lived intangible assets as of December 31, 2022 would not have resulted in any impairment charges. No goodwill or intangible asset impairment charges were recorded as a result of our annual impairment tests during any of the years presented in this Form 10-K.
During the fourth quarter of 2021, certain decisions were made by the Company that resulted in the change in the useful life of the BB Dakota trademark from an indefinite to a finite life. As a result, the BB Dakota trademark was assessed for impairment. The estimated fair value of this trademark was determined using an excess earnings method, incorporating the use of projected financial information and a discount rate, which was developed using market participant-based assumptions. As a result of this assessment, the BB Dakota trademark was written down from the carrying value of $9,670 to its fair value of

$7,050, resulting in a pre-tax, non-cash impairment charge of $2,620. This charge was recorded in impairment of intangibles in the Company’s Consolidated Statements of Income/ (Loss) and recognized in the Wholesale Accessories/Apparel segment. The fair value of $7,050 was amortized over its remaining useful life of one year and was fully amortized at the end of 2022.
As a result of the COVID-19 pandemic and decline in the macroeconomic environment, during the twelve months ended December 31, 2020, the Company’s Cejon, Report, GREATS and Jocelyn trademarks (indefinite-lived intangibles) were written down from an aggregate carrying value of $57,198 to their fair values of $12,925, resulting in a pre-tax non-cash impairment charge of $44,273. These charges were recorded in impairment of intangibles in the Company’s Consolidated Statements of Income/ (Loss) and recognized in three reporting units: $27,472 related to Wholesale Accessories/Apparel, $16,345 related to Wholesale Footwear and $456 related to the Direct-to-Consumer segments, respectively. The estimated fair values of these trademarks were determined using an excess earnings method, incorporating the use of projected financial information and a discount rate, which was developed using market participant-based assumptions.
See Note G – Goodwill and Intangible Assets to the Consolidated Financial Statements included in this Form 10-K for further detail and impairment charges.
Impairment of other long-lived assets. We evaluate other long-lived assets, including property and equipment and operating lease right-of-use assets, for impairment periodically whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets or asset groups may not be recoverable (as described in Note F – Property and Equipment and Note M – Leases to the Consolidated Financial Statements included in this Form 10-K).
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
During 2022, no impairment indicators were identified on long-lived assets; therefore, no impairment was recorded.
During 2021, we recorded an impairment loss of $1,432 on long-lived assets. The carrying value of long-lived assets that had an indicator of impairment as of December 31, 2021 was less than 5% of the balance of long-lived assets at December 31, 2021. Therefore, changes to assumptions of future cash flows or market rents would not have materially impacted the impairment charge.
In 2020, due to the impact of the COVID-19 pandemic on the Company’s operations and the decline in the retail real estate market, the Company identified indicators of impairment for long-lived assets at certain retail stores. As described in Note G – Goodwill and Intangible Assets and Note M – Leases in this Form 10-K, the Company recorded an aggregate impairment charge of $36,895 related to long-lived assets at such retail stores.
See Note G – Goodwill and Intangible Assets and Note M – Leases in this Form 10-K to the Consolidated Financial Statements included in this Form 10-K for further detail and impairment charges.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)
Interest Rate Risk
We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and the BSBY. The terms of our $150,000 asset-based revolving credit agreement (the “Credit Facility”) and our collection agency agreement with Rosenthal & Rosenthal, Inc. can be found in the Liquidity and Capital Resources section of Item 7 and in Note P – Credit Agreement and Note Q – Factoring Agreement, respectively, to the Consolidated Financial Statements included in this Form 10-K. Because we had no cash borrowings under the Credit Facility as of December 31, 2022, a 10% change in interest rates, with all other variables held constant, would have an immaterial effect on our reported interest expense.
As of December 31, 2022, we held short-term investments valued at $15,085, which consist of certificates of deposit. We have the ability to hold these investments until maturity.

Foreign Currency Exchange Rate Risk
We face market risk to the extent that our U.S. or foreign operations involve the transaction of business in foreign currencies. In addition, our inventory purchases are primarily done in foreign jurisdictions and inventory purchases may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of our contract manufacturers, which could have the effect of increasing the cost of goods sold in the future. We manage these risks primarily by denominating these purchases in U.S. dollars. To mitigate the risk of purchases that are denominated in foreign currencies we may enter into forward foreign exchange contracts for terms of no more than two years. A description of our accounting policies for derivative financial instruments is included in Note B and Note L to the Consolidated Financial Statements.
During 2022, we entered into forward foreign exchange contracts with notional amounts totaling $74,869. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of the year-end. As of December 31, 2022, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts, with all other variables held constant, would result in a net increase or decrease in the fair value of our derivatives portfolio of approximately $6,989.
In addition, we are exposed to translation risk in connection with our foreign operations in Canada, Mexico, Europe, South Africa, China, Taiwan, Israel, Malaysia, and the Middle East because our subsidiaries and joint ventures in these countries utilize the local currency as their functional currency, and those financial results are translated into U.S. dollars. As currency exchange rates fluctuate, foreign currency exchange rate translation adjustments reflected in our financial statements with respect to our foreign operations affects the comparability of financial results between years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is incorporated herein by reference to the consolidated financial statements listed in response to Item 15 of Part IV of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness, as of the end of our fiscal year ended December 31, 2022, of our internal control over financial reporting based on the framework and criteria established in the 2013 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation our management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2022. Their attestation report appears in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting, as identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, that occurred during the fiscal quarter ended December 31, 2022, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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
10.01
Third Amended and Restated Secured Promissory Note dated as of June 25, 2007 of Steven H. Madden to the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 9, 2012)

10.02
First Allonge to Third Amended and Restated Secured Promissory Note made as of April 8, 2016 between the Company and Steven H. Madden (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 filed with the SEC on May 6, 2016)

10.03
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2010 filed with the SEC on November 9, 2010)

10.04
Amendment to Collection Agency Agreement dated February 16, 2010 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2010 filed with the SEC on March 12, 2010)

10.05
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Daniel Friedman & Associates, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.06
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Diva Acquisition Corp. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.07
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Steven Madden Retail, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.08
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Stevies, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.09
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and SML Acquisition Corp. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.10
Letter Agreement dated July 10, 2009 among Rosenthal & Rosenthal, Inc., the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.11
Guarantee dated July 10, 2009 of the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. in favor of Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.12
Amendment to Collection Agency Agreement, dated May 6, 2020, between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 28, 2020)

10.13
Credit Agreement, dated as of July 22, 2020, among Steven Madden, Ltd., the other subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 28, 2020)

10.14
First Amendment to Credit Agreement, dated as of March 25, 2022, among Steven Madden, Ltd., the other loan parties party thereto, the lenders party thereto, and Citizen Bank, N.A., as administrative agent (which includes the marked Credit Agreement as Annex I thereto) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2022)

10.15
Amended and Restated Deferred Purchase Factoring Agreement, dated as of July 22, 2020, among Steven Madden, Ltd., certain subsidiaries of Steven Madden, Ltd. party thereto and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 28, 2020)

10.16
Third Amended Employment Agreement dated July 15, 2005 between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 20, 2005)

10.17
Amendment dated December 14, 2009 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 17, 2009)

10.18
Amended and Restated Second Amendment dated as of December 31, 2011 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011 filed with the SEC on February 29, 2012)

10.19
Third Amendment dated April 8, 2016 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 filed with the SEC on May 6, 2016)

10.20
Fourth Amendment dated March 25, 2019 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2019)

10.21
Employment Agreement dated as of May 11, 2020 between the Company and Karla Frieders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 14, 2020)#

10.22
Employment Agreement, dated as of December 31, 2021, between the Company and Edward R. Rosenfeld (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2022)

10.23
Employment Agreement dated December 27, 2019 between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 3, 2020)#

10.24
Amendment No. 1 to Employment Agreement dated February 25, 2021 between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2021)#

10.25
Amendment No. 2 to Employment Agreement, dated as of December 21, 2022, between the Company and Awadhesh Sinha (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2022)#

10.26	Employment Agreement, dated as of December 21, 2022, between the Company and Amelia Newton Varela†#
10.27
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

10.29
2019 Incentive Compensation Plan, as adopted by the Board of Directors of the Company on February 25, 2019 and approved and adopted by the Company's stockholders on May 24, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019 filed with the SEC on August 5, 2019)#

10.30	Form of Acknowledgment of Clawback Policy†#
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

21.01	Subsidiaries of the Registrant†
23.01	Consent of Ernst & Young LLP†

24.01	Power of Attorney (included on signature page hereto)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*
101	The following materials from Steven Madden, Ltd.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income/(Loss), (iii) the Consolidated Statements of Comprehensive (Loss)/Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*
104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL) with applicable taxonomy extension information contained in Exhibit 101.*
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

DATE: March 1, 2023

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

Signature	Title	Date
/s/ EDWARD R. ROSENFELD	Chairman, Chief Executive Officer and Director	March 1, 2023
Edward R. Rosenfeld
/s/ ZINE MAZOUZI	Chief Financial Officer	March 1, 2023
Zine Mazouzi
/s/ AMELIA NEWTON VARELA	President and Director	March 1, 2023
Amelia Newton Varela
/s/ PETER DAVIS	Director	March 1, 2023
Peter Davis
/s/ AL FERRARA	Director	March 1, 2023
Al Ferrara
/s/ ROSE LYNCH	Director	March 1, 2023
Rose Lynch
/s/ MITCHELL S. KLIPPER	Director	March 1, 2023
Mitchell S. Klipper
/s/ MARÍA TERESA KUMAR	Director	March 1, 2023
María Teresa Kumar
/s/ PETER MIGLIORINI	Director	March 1, 2023
Peter Migliorini
/s/ RAVI SACHDEV	Director	March 1, 2023
Ravi Sachdev
/s/ ARIAN SIMONE REED	Director	March 1, 2023
Arian Simone Reed
/s/ ROBERT SMITH	Director	March 1, 2023
Robert Smith

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Steven Madden, Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Steven Madden, Ltd. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income/(loss), comprehensive income/(loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.

New York, New York
March 1, 2023

F-4

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Steven Madden, Ltd.
Opinion on Internal Control Over Financial Reporting
We have audited Steven Madden, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Steven Madden, Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income/(loss), comprehensive income/(loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 1, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP
New York, New York
March 1, 2023

F-4

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December 31,
(in thousands)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$274,713	$219,499
Short-term investments	15,085	44,037
Accounts receivable, net of allowances of $7,721 and $12,273	37,937	26,546
Factor accounts receivable	248,228	364,982
Inventories	228,752	255,213
Prepaid expenses and other current assets	22,989	20,845
Income tax receivable and prepaid income taxes	15,853	13,538
Total current assets	843,557	944,660
Note receivable – related party	401	794
Property and equipment, net	40,664	35,790
Operating lease right-of-use asset	90,264	85,449
Deferred tax assets	1,755	4,581
Deposits and other	12,070	4,180
Goodwill – net	168,085	167,995
Intangibles – net	101,192	112,093
Total Assets	$1,257,988	$1,355,542
LIABILITIES
Current liabilities:
Accounts payable	$130,542	$136,766
Accrued expenses	138,523	243,163
Operating leases - current portion	29,499	30,759
Income taxes payable	9,403	4,522
Contingent payment liability – current portion	1,153	5,109
Accrued incentive compensation	11,788	14,871
Total current liabilities	320,908	435,190
Contingent payment liability	—	6,960
Operating leases - long-term portion	79,128	80,072
Deferred tax liabilities	3,923	3,378
Other liabilities	10,166	9,404
Total Liabilities	414,125	535,004
Commitments, contingencies and other (Note O)
STOCKHOLDERS’ EQUITY
Preferred stock – $0.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $0.0001 par value, 60 shares authorized; none issued	—	—
Common stock – $0.0001 par value, 245,000 shares authorized, 134,456 and 134,029 shares issued, 76,796 and 80,557 shares outstanding	8	8
Additional paid-in capital	520,441	495,999
Retained earnings	1,571,123	1,421,067
Accumulated other comprehensive loss	(35,709)	(29,544)
Treasury stock – 57,660 and 53,472 shares at cost	(1,224,310)	(1,075,432)
Total Steven Madden, Ltd. stockholders’ equity	831,553	812,098
Noncontrolling interest	12,310	8,440
Total stockholders’ equity	843,863	820,538
Total Liabilities and Stockholders’ Equity	$1,257,988	$1,355,542
See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Income/(Loss)

	Years Ended December 31,
(in thousands except share data)	2022	2021	2020
Net sales	$2,111,296	$1,853,902	$1,188,943
Commission and licensing fee income	10,713	12,240	12,871
Total revenue	2,122,009	1,866,142	1,201,814
Cost of sales (exclusive of depreciation and amortization)	1,248,173	1,098,645	737,273
Gross profit	873,836	767,497	464,541
Operating expenses	592,192	519,848	414,978
Impairment of intangibles	—	2,620	44,273
Impairment of lease right-of-use assets and fixed assets	—	1,432	36,895
Income/(loss) from operations	281,644	243,597	(31,605)
Interest and other income/(expense) - net	676	(1,529)	1,620
Income/(loss) before provision/(benefit) for income taxes	282,320	242,068	(29,985)
Provision/(benefit) for income taxes	65,103	49,609	(11,704)
Net income/(loss)	217,217	192,459	(18,281)
Less: net income attributable to noncontrolling interest	1,156	1,781	116
Net income/(loss) attributable to Steven Madden, Ltd.	$216,061	$190,678	$(18,397)

Basic net income/(loss) per share	$2.84	$2.43	$(0.23)

Diluted net income/(loss) per share	$2.77	$2.34	$(0.23)

Basic weighted average common shares outstanding	76,021	78,442	78,635
Effect of dilutive securities – options/restricted stock	2,048	3,186	—
Diluted weighted average common shares outstanding	78,069	81,628	78,635

Cash dividends declared per common share	$0.84	$0.60	$0.15
See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income/(Loss)

	Year Ended December 31, 2022
(in thousands)	Pre-tax amounts	Tax benefit	After-tax amounts
Net income			$217,217
Other comprehensive (loss):
Foreign currency translation adjustment	$(6,681)	$—	(6,681)
(Loss) on cash flow hedging derivatives	(788)	239	(549)
Total other comprehensive (loss)	$(7,469)	$239	(7,230)

Comprehensive income			209,987
Less: comprehensive income attributable to noncontrolling interests			91
Comprehensive income attributable to Steven Madden, Ltd.			$209,896

	Year Ended December 31, 2021
(in thousands)	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$192,459
Other comprehensive income:
Foreign currency translation adjustment	$(991)	$—	(991)
Gain on cash flow hedging derivatives	1,451	(375)	1,076
Total other comprehensive income	460	(375)	85

Comprehensive income			192,544
Less: comprehensive income attributable to noncontrolling interests			2,246
Comprehensive income attributable to Steven Madden, Ltd.			$190,298

	Year Ended December 31, 2020
(in thousands)	Pre-tax amounts	Tax benefit	After-tax amounts
Net loss			$(18,281)
Other comprehensive income:
Foreign currency translation adjustment	$2,551	$—	2,551
(Loss) on cash flow hedging derivatives	(526)	134	(392)
Total other comprehensive income	2,025	134	2,159

Comprehensive loss			(16,122)
Less: comprehensive income attributable to noncontrolling interests			999
Comprehensive loss attributable to Steven Madden, Ltd.			$(17,121)
See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
(in thousands except share data)	Shares	Amount				Shares	Amount
Balance - December 31, 2019	83,520	$6	$454,217	$1,310,406	$(30,440)	49,234	$(905,688)	$12,723	$841,224
Share repurchases and net settlement of awards under stock plan	(1,397)	—	—	—	—	1,397	(46,583)	—	(46,583)
Exercise of stock options	80	2	1,607	—	—	—	—	—	1,609
Issuance of restricted stock, net of forfeitures	413	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	22,639	—	—	—	—	—	22,639
Foreign currency translation adjustment	—	—	—	—	1,668	—	—	883	2,551
Cash flow hedge (net of tax benefit of $134)	—	—	—	—	(392)	—	—	—	(392)
Dividends on common stock ($0.15 per share)	—	—	—	(12,459)	—	—	—	—	(12,459)
Investment of noncontrolling interest	—	—	—	—	—	—	—	359	359
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	(298)	(298)
Net (loss)/income	—	—	—	(18,397)	—	—	—	116	(18,281)
Balance - December 31, 2020	82,616	8	478,463	1,279,550	(29,164)	50,631	(952,271)	13,783	790,369
Share repurchases and net settlement of awards under stock plan	(2,841)	—	—	—	—	2,841	(123,161)	—	(123,161)
Exercise of stock options	411	—	9,732	—	—	—	—	—	9,732
Issuance of restricted stock, net of forfeitures	371	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	22,278	—	—	—	—	—	22,278
Foreign currency translation adjustment	—	—	—	—	(1,456)	—	—	465	(991)
Cash flow hedge (net of tax expense of $375)	—	—	—	—	1,076	—	—	—	1,076
Dividends on common stock ($0.60 per share)	—	—	—	(49,161)	—	—	—	—	(49,161)
Investment of noncontrolling interest	—	—	—	—	—	—	—	(3,121)	(3,121)
Acquisition adjustment of noncontrolling interest	—	—	(14,474)	—	—	—	—	(4,468)	(18,942)
Net income	—	—	—	190,678	—	—	—	1,781	192,459
Balance - December 31, 2021	80,557	8	495,999	1,421,067	(29,544)	53,472	(1,075,432)	8,440	820,538
Share repurchases and net settlement of awards under stock plan	(4,188)	—	—	—	—	4,188	(148,878)	—	(148,878)
Exercise of stock options	24	—	602	—	—	—	—	—	602
Issuance of restricted stock, net of forfeitures	403	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	24,396	—	—	—	—	—	24,396
Foreign currency translation adjustment	—	—	—	—	(5,616)	—	—	(1,065)	(6,681)
Cash flow hedge (net of tax benefit of $239)	—	—	—	—	(549)	—	—	—	(549)
Dividends on common stock ($0.84 per share)	—	—	—	(66,005)	—	—	—	—	(66,005)
Investment of noncontrolling interest	—	—	—	—	—	—	—	2,500	2,500
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(294)	(294)
Sale of minority ownership of joint venture	—	—	(556)	—	—	—	—	1,573	1,017
Net income	—	—	—	216,061	—	—	—	1,156	217,217
Balance - December 31, 2022	76,796	$8	$520,441	$1,571,123	$(35,709)	57,660	$(1,224,310)	$12,310	$843,863
See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income/(loss)	$217,217	$192,459	$(18,281)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Stock-based compensation	24,396	22,278	22,639
Depreciation and amortization	20,576	15,208	17,360
Loss on disposal of fixed assets	11	526	561
Impairment of intangibles	—	2,620	44,273
Impairment of lease right-of-use asset and fixed assets	—	1,432	36,895
Deferred taxes	3,601	1,280	(8,353)
Accrued interest on note receivable – related party	(16)	(23)	(31)
Note receivable - related party	409	409	409
Change in valuation of contingent liability	(5,807)	11,862	(8,917)
Gain on sale of trademark	—	(8,000)	—
Other operating activities	(2,716)	—	—
Recovery of receivables, related to the Payless ShoeSource bankruptcy	—	(919)	—
Changes, net of acquisitions, in:
Accounts receivable	(9,683)	(583)	13,122
Factor accounts receivable	116,141	(112,311)	(36,200)
Inventories	29,071	(153,793)	35,476
Prepaid expenses, income tax receivables, prepaid taxes, and other assets	(4,205)	(1,899)	(10,129)
Accounts payable and accrued expenses	(108,788)	185,741	(34,207)
Accrued incentive compensation	(3,083)	10,998	(7,061)
Leases and other liabilities	(8,902)	(7,822)	(3,350)
Payment of contingent consideration	(339)	—	—
Net cash provided by operating activities	267,883	159,463	44,206

Cash flows from investing activities:
Capital expenditures	(16,351)	(6,608)	(6,562)
Purchases of short-term investments	(45,130)	(68,471)	(73,792)
Maturity/sale of marketable securities and short-term investments	73,998	63,867	75,470
Purchase/sale of a trademark	(2,000)	8,000	—
Other investing activities	(5,000)	—	—
Net cash provided by/(used in) investing activities	5,517	(3,212)	(4,884)

Cash flows from financing activities:
Proceeds from exercise of stock options	602	9,732	1,609
Investment of noncontrolling interest	2,500	—	359
Acquisition of incremental ownership of joint ventures	—	(18,942)	—
Distributions to noncontrolling interest earnings	(294)	(3,121)	—
Sale of minority interest of a subsidiary	1,017	—	—
Common stock purchased for treasury	(148,878)	(123,161)	(46,583)
Cash dividends paid on common stock	(66,005)	(49,161)	(12,459)
Payment of contingent consideration	(4,770)	—	—
Advances from factor	—	—	176,784
Repayments of advances from factor	—	—	(176,784)
Net cash used in financing activities	(215,828)	(184,653)	(57,074)
Effect of exchange rate changes on cash and cash equivalents	(2,358)	37	1,515
Net increase/(decrease) in cash, cash equivalents	55,214	(28,365)	(16,237)
Cash and cash equivalents – beginning of year	219,499	247,864	264,101
Cash and cash equivalents – end of year	$274,713	$219,499	$247,864
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$354
Income taxes	$65,395	$46,808	$5,147
See accompanying notes to consolidated financial statements.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

All figures discussed in these notes to our consolidated financial statements are in thousands, except for per share amounts.
Note A – Nature of Operations
Steven Madden, Ltd. and its subsidiaries design, source, and market fashion-forward branded and private label footwear, accessories and apparel for women, men, and children. We distribute our products in the wholesale channel through department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and other international markets through our joint ventures in Israel, South Africa, China, Taiwan, Malaysia, and the Middle East along with special distribution arrangements in certain European countries, North Africa, South and Central America, Australia, and various countries in Asia. In addition, our products are distributed through our direct-to-consumer channel within the United States, Canada, Mexico, and Europe, and our joint ventures in Israel, South Africa, China, Taiwan, and the Middle East.
Our product lines include a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality, trend-right products at accessible price points, delivered in an efficient manner and time frame. As of December 31, 2022, the Company operated 232 brick-and-mortar stores and six e-commerce sites.
Note B – Summary of Significant Accounting Policies
Principles of Consolidation:
The consolidated financial statements include the accounts of Steven Madden, Ltd. and its wholly-owned subsidiaries., the accounts of BA Brand Holdings LLC, a joint venture in the United States in which the Company is the majority interest holder, SM Dolce Limited, a joint venture in Taiwan in which the Company is the majority interest holder, SM Distribution Israel L.P., a joint venture in which the Company is the majority interest holder, Steve Madden South Africa Proprietary Limited, a joint venture in which the Company is the majority interest holder, AG SM Holdings Limited, a joint venture in the Middle East in which the Company is the majority interest holder and SM Distribution China Co., Ltd., a joint venture in which the Company is the majority interest holder, are included in the consolidated financial statements with the other members' interests reflected in “Net income attributable to noncontrolling interest” in the Consolidated Statements of Income/(Loss) and “Noncontrolling interest” in the Consolidated Balance Sheets. All intercompany balances and transactions have been eliminated.
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
Significant areas involving management estimates include variable consideration included in revenue, allowances for bad debts, inventory valuation, valuation of goodwill and intangible assets and impairment of long-lived assets related to retail stores. The Company estimates variable consideration for future customer chargebacks and markdown allowances, discounts, returns and other miscellaneous compliance-related deductions that relate to current-period sales. The Company evaluates anticipated chargebacks by reviewing several performance indicators of its major customers. These performance indicators, which include retailers’ inventory levels, sell-through rates and gross margin levels, are analyzed by management to estimate the amount of the anticipated customer allowances.
Cash and Cash Equivalents:
Cash and cash equivalents consist of cash balances and highly liquid investments with a maturity of three months or less at the date of purchase.
Short-Term Investments:
Short-term investments consist of certificates of deposit with original maturities less than or equal to one year as of the balance sheet date.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Inventories:
Inventories consist of finished goods on hand and in transit and are stated at the lower of cost (first-in, first-out method) or net realizable value.
Property and Equipment, Net:
Property and equipment are stated at cost less accumulated depreciation and amortization and any impairment. Depreciation is computed utilizing the straight-line method based on estimated useful lives ranging from three to 27.5 years. Leasehold improvements are amortized utilizing the straight-line method over the shorter of their estimated useful lives or the remaining lease term. Impairment losses are recognized in income/(loss) from operations for property and equipment and other long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount. See Note F – Property and Equipment for further information.
Goodwill and Intangible Assets:
The Company's goodwill and indefinite-lived intangible assets are not amortized; rather they are tested for impairment on an annual basis at the beginning of the third quarter, or more often if events or circumstances change that could cause these assets to become impaired.
In accordance with applicable accounting guidance, indefinite-lived intangible assets and goodwill may be assessed for impairment by performing a qualitative assessment that evaluates relevant events or circumstances in order to determine whether it is more likely than not that the fair value of an intangible asset or reporting unit is less than its carrying amount. The factors that are considered include, but are not limited to, historical financial performance, expected future performance, macroeconomic and industry conditions and legal and regulatory environments. If it is more likely than not that the fair value of the intangible asset or reporting unit is less than its carrying amount, a quantitative impairment test is performed. The quantitative impairment test identifies the existence of potential impairment by comparing the fair value of the intangible asset or reporting unit to its carrying amount, and if the fair value of the intangible asset or reporting unit is less than its carrying amount, an impairment is recognized equal to the amount by which the carrying value of the intangible asset or reporting unit exceeds its fair value, not to exceed the carrying amount. See Note G – Goodwill and Intangible Assets for further information.
The Company amortizes its intangible assets with finite useful lives over their estimated useful lives and reviews these assets for impairment when there are indicators of impairment are present. The Company is currently amortizing its acquired intangible assets with finite useful lives over periods typically from 10 to 20 years using the straight-line method.
Comprehensive Loss:
Comprehensive loss is the total of net earnings and all other non-owner changes in equity. Comprehensive loss for the Company includes net income/(loss), foreign currency translation adjustments and unrealized loss/gains on cash flow hedging. The accumulated balances for each component of other comprehensive loss attributable to the Company were as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Currency translation adjustment	$(35,493)	$(29,877)	$(28,421)
Cash flow hedges, net of tax	(216)	333	(743)
Accumulated other comprehensive loss	$(35,709)	$(29,544)	$(29,164)
Amounts reclassified from accumulated other comprehensive loss to operating income/(loss) in the Consolidated Statements of Income/(Loss) during 2022, 2021 and 2020 were a loss of $676, $961 and $89, respectively.
Advertising Costs:
Advertising costs are expensed as incurred, including digital and print advertisements. For the years ended December 31, 2022, 2021 and 2020, advertising expenses included in operating expenses amounted to approximately $85,921, $65,080, and $33,068, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition:
The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Most of the Company’s revenue is recognized at a point in time when product is shipped to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. Variable consideration mainly includes markdown allowances, co-op advertising programs and product returns. The revenue recognition for the Company's segments is described below (see Note S – Operating Segment Information for disaggregated revenue amounts by segment).
Wholesale Sales Segments. The Company generates revenue through the design, sourcing and sale of branded footwear, accessories and apparel to both domestic and international customers who, in turn, sell the products to the end consumer. The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which occurs upon the transfer of control of the merchandise in accordance with the contractual terms and conditions of the sale. The Company also generates revenue through the design, sourcing and sale of private label footwear and accessories to both domestic and international customers who brand the products and sell them to the consumer.
Direct-to-Consumer Segment. The Company owns and operates 232 brick-and-mortar stores throughout the United States, Canada, Mexico, Israel, Middle East, South Africa, and China, and six e-commerce sites. The Company generates revenue through the sale of branded footwear, apparel and accessories directly to the consumer. The Company's revenue associated with brick-and-mortar store sales is recognized at the time of the point of sale when the customer takes control of the goods and payment is received. The Company's e-commerce business recognizes sales upon receipt of goods by the customer.
First Cost Segment. The Company earns commissions for serving as a buying agent for footwear products under private labels and certain owned brands for select national chains, and value-priced retailers. As a buying agent, the Company utilizes its expertise and relationships with shoe manufacturers to facilitate the production of private label shoes to customer specifications. The Company’s commission revenue also includes fees charged for its design and product development services provided to certain suppliers. The Company satisfies its performance obligation to its customers by performing the services required in the buying agency agreements and thereby earns its commission fee at the point in time when the customer’s freight forwarder takes control of the goods.
Licensing Segment. The Company licenses various owned trademarks under licensing agreements for use in connection with the manufacture, marketing and sale of select apparel, accessory, and home categories, as well as various other non-core products. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee, both of which are based on the higher of a minimum or actual net revenues percentage as defined in the various agreements. For license agreements where the sales-based percentage fee exceeds the contractual minimum fee, the Company recognizes revenues as the licensed products are sold as reported to the Company by its licensees. In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and received on a quarterly basis. For license agreements where the sales-based percentage fee does not exceed the contractual minimum fee, the Company recognizes the contractual minimum fee as revenue ratably over the contractual period.
Variable Consideration
The Company supports retailers’ initiatives to maximize the sales of the Company’s products on the retail floor by providing markdown allowances and participating in various other marketing initiatives by subsidizing certain co-op advertising programs of such retailers. Such expenses are reflected in the consolidated financial statements as deductions to arrive at net revenues.
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Rights of Return. The Company’s Direct-to-Consumer segment accepts returns within 30 days from the date of sale, or 30 days from the date of delivery for online orders, for unworn merchandise that the Company is able to re-sell through the channel. The Company does not accept returns as a normal business practice from its branded and private label wholesale customers except for its Blondo, Dolce Vita and BB Dakota product lines. The Company estimates such returns based on historical experience and current market conditions, which have historically not been material. In addition, the Company's wholesale business may, from time to time, accept returns for damaged products from its wholesale customers on which the Company’s costs are normally charged back to the responsible third-party factory.
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
Cost of Sales:
All costs incurred to bring finished products to the Company’s distribution center or to the customers’ freight forwarder and, in the Direct-to-Consumer segment, the costs to bring products to the Company’s stores (exclusive of depreciation and amortization) are included in Cost of sales on the Consolidated Statements of Income/(Loss). These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, sample expenses, custom duties, inbound freight, royalty payments on licensed products, labels and product packaging. All warehouse and distribution costs related to the Wholesale segments and freight to customers, if any, are included in the operating expenses line item of the Company’s Consolidated Statements of Income/(Loss). The Company’s gross margins may not be comparable to those of other companies in the industry because they may include warehouse and distribution costs, as well as other costs excluded from cost of sales by the Company, as a component of cost of sales, while other companies report those costs on the same basis as the Company.
Warehouse and Shipping Costs:
The Company includes all warehouse and shipping costs for the Wholesale segments in operating expenses in the Consolidated Statements of Income/(Loss). For the years ended December 31, 2022, 2021, and 2020, the total warehouse and shipping costs (except costs incurred to ship from warehouse to retail stores) included in operating expenses were $111,326, $86,367 and $58,621, respectively. Since the Company's standard terms of sales are “FOB Steve Madden warehouse,” the Company's wholesale customers absorb most shipping costs. Shipping costs to wholesale customers incurred by the Company are not considered significant and are included in the operating expenses line item in the Consolidated Statements of Income/(Loss).
Employee Benefit Plan:
The Company maintains a tax-qualified 401(k) plan, which is available to each of the Company's eligible employees who elect to participate after meeting certain length-of-service requirements. The Company made discretionary matching contributions of 50% of employees' contributions up to a maximum of 6% of employees' compensation, which vest to the employees over a period of time. Total matching contributions to the plan for 2022, 2021, and 2020 were approximately $2,125, $1,989 and $1,809, respectively.
Derivative Instruments:
The Company uses derivative instruments to manage its exposure to cash-flow variability from foreign currency risk. Derivatives are carried on the balance sheet at fair value and included in prepaid expenses and other current assets or accrued expenses. The Company applies cash flow hedge accounting for its derivative instruments. Net derivative gains and losses attributable to derivatives subject to cash flow hedge accounting reside in accumulated other comprehensive loss and will be reclassified to earnings in future periods as the economic transactions to which the derivatives relate affect earnings. See Note L – Derivative Instruments for additional details.

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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. See Note N – Income Taxes for additional details.
Equity-based Compensation:
The Company recognizes expense related to equity-based payment transactions in which it receives employee services in exchange for equity instruments of the Company. Equity-based compensation cost for restricted stock awards is measured based on the closing fair market value of the Company’s common stock on the date of grant. Equity-based compensation cost for stock options is measured at the grant date, based on the fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM option-pricing model incorporates various assumptions, including expected volatility, estimated expected life and interest rates. The Company grants performance-based share awards to certain individuals, the vesting of which is subject to the Company's or individual's achievement of certain performance goals. On a quarterly basis, the Company assesses actual performance versus the predetermined performance goals, and adjusts the equity-based compensation expense to reflect the relative performance achievement. Actual distributed shares are calculated upon conclusion of the service and performance periods. The Company recognizes share-based compensation net of estimated forfeitures. The Company estimates the forfeiture rate based on historical forfeitures. Equity-based compensation cost for performance based awards is measured based on the closing fair market value of the Company’s common stock on the date of grant. The Company recognizes equity-based compensation cost over the award’s requisite service period and is presented in operating expenses in the Consolidated Statements of Income/(Loss). See Note H – Equity-Based Compensation for additional details.
Leases:
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
Some of the Company’s retail store leases provide for variable lease payments based on sales volumes at the leased location, which are not measurable at the inception of the lease and are therefore not included in the measurement of the right-of-use assets and lease liabilities. Under Topic 842, these variable lease costs are expensed as incurred.
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note C – Recent Accounting Pronouncements
Recently Adopted
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (“ASU No. 2020-04”), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. Further, in December 2022, the FASB issued ASU 2022-06 “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” (“ASU No. 2022-06”). ASU No. 2020-04 and ASU No. 2022-26 are applicable to the Company's borrowing instruments that use LIBOR as a reference rate, with the objective of providing temporary relief during the transition period. ASU 2020-04 was effective upon issuance and can be applied to contract modifications retrospectively or prospectively through December 31, 2022. ASU No. 2022-06 deferred this effective date to December 31, 2024. The adoption of ASU No. 2020-04 and ASU No. 2022-06 did not have a material impact on the Company's consolidated financial statements.
Note D – Acquisitions & Sale of Minority Noncontrolling Interest
Acquisitions
On December 23, 2022, the Company formed a joint venture ("AG SM Holdings Ltd.") with Apparel FZCO, through its subsidiary, Madden Asia Holding Limited. The Company owns 50.1% interest in AG SM Holdings Ltd. and paid a contribution of $7,014. AG SM Holdings Ltd. is the exclusive distributor of the Company's products in the Middle East. As the Company has a controlling financial interest in the joint venture in AG SM Holdings Ltd., the assets, liabilities and results of operations of AG SM Holdings Ltd. are consolidated and included in the Company’s consolidated financial statements. The other member's interest is reflected in “Net income attributable to noncontrolling interests” in the Consolidated Statements of Income/(Loss) and “Noncontrolling interests” in the Consolidated Balance Sheets.
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
Sale of Minority Noncontrolling Interest
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
•Level 3: Significant unobservable inputs.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company’s financial assets and liabilities subject to fair value measurements, as of December 31, 2022 and 2021 were as follows:

	As of December 31, 2022				As of December 31, 2021
(in thousands)	Fair value	Level 1	Level 2	Level 3	Fair value	Level 1	Level 2	Level 3
Assets:
Forward contracts	$916	$—	$916	$—	$494	$—	$494	$—
Total assets	$916	$—	$916	$—	$494	$—	$494	$—
Liabilities:
Contingent consideration	$—	$—	$—	$—	$6,960	$—	$—	$6,960
Forward contracts	1,241	—	1,241	—	46	—	46	—
Total liabilities	$1,241	$—	$1,241	$—	$7,006	$—	$46	$6,960
Forward contracts are used to manage the risk associated with the volatility of future cash flows (see Note L – Derivative Instruments ). Fair value of these instruments is based on observable market transactions of spot and forward rates.
The Company's Level 3 balance consists of contingent consideration related to acquisitions. The changes in the Company's Level 3 liabilities for the years ended December 31, 2022 and 2021 were as follows:

(in thousands)	Balance at Beginning of the Year	Adjustments(1)(2)	Transfer out of Level 3(3)	Balance at End of the Year
2022:
Liabilities:
Contingent consideration	$6,960	(5,807)	(1,153)	$—
2021:
Liabilities:
Contingent consideration	$207	11,862	(5,109)	$6,960
(1) In 2022, amount consists of an adjustment of $(5,807) that was included as a benefit in operating expenses, related to the change in valuation of the contingent consideration in connection with the acquisition of B.B. Dakota, Inc.
(2) In 2021, amount consists of adjustments of $11,869 and $(7) that were included as an expense in operating expenses, related to the change in valuation of the contingent consideration in connection with the acquisitions of B.B. Dakota, Inc. and GREATS Brand, Inc., respectively.
(3) On December 31, 2022, the transfer out of Level 3 amount of $1,153, which was recorded in the current portion of our contingent payment liabilities on the Consolidated Balance Sheets, represented the current portion of our contingent liabilities and was measured at the amount payable based upon actual EBITDA performance for the related performance period. On December 31, 2021, the transfer out of Level 3 amount of $5,109, which was recorded in the current portion of our contingent payment liabilities on the Consolidated Balance Sheets, represented the current portion of our contingent liabilities and was measured at the amount payable based upon actual EBITDA performance for the related performance period. As of December 31, 2022, $5,109 was paid, of which $339 was included as a payment from operating activities and $4,770 was included as a payment from financing activities on the Condensed Consolidated Statement of Cash Flows.
At December 31, 2022, the liability for contingent consideration was $1,153 in connection with the August 12, 2019 acquisition of B.B. Dakota, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement between the Company and the sellers of B.B. Dakota, Inc., the earn-out payments are based on EBITDA performance for the related performance period.
At December 31, 2022, the liability for contingent consideration was $0 in connection with the August 9, 2019 acquisition of GREATS Brand, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement between the Company and the sellers of GREATS Brand, Inc., earn-out payments are based on EBITA performance. The fair value of the contingent payments was estimated using a risk neutral simulation method to model the probability of different financial results of GREATS Brand, Inc. during the three year earn-out period. However, the EBITA performance is not expected to be met under any of the scenarios.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The fair value of trademarks is measured on a non-recurring basis and are determined using Level 3 inputs, including forecasted cash flows, discount rates and implied royalty rates (see Note G – Goodwill and Intangible Assets).
The fair values of lease right-of-use assets and fixed assets related to Company-owned retail stores are measured on a non-recurring basis and are determined using Level 3 inputs, including estimated discounted future cash flows associated with the assets using sales trends, market rents and market participant assumptions (see Note F – Property and Equipment and Note M – Leases).
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
Note F – Property and Equipment
The major classes of assets and total accumulated depreciation and amortization were as follows:

		As of December 31,
(in thousands)	Average Useful Life	2022	2021
Land and building	27.5 (Building)	$890	$968
Leasehold improvements	Lesser of remaining lease or asset life	85,974	85,137
Machinery and equipment	10 years	7,617	7,864
Furniture and fixtures	3 to 5 years	12,508	11,650
Computer equipment and software	3 to 10 years	75,004	72,857
Construction in progress		8,662	671
		190,655	179,147
Less impairments and disposals (1)		(14,271)	(14,701)
Less accumulated depreciation and amortization		(135,720)	(128,656)
Property and equipment - net		$40,664	$35,790
(1) Due to the COVID-19 pandemic, impairments were recorded related to stores in 2021 (see below for further explanation). In 2021, impairments include disposals.
Depreciation and amortization expense related to property and equipment included in operating expenses amounted to approximately $11,576, $12,533, and $13,350 in 2022, 2021 and 2020, respectively, and includes computer software amortization expense for 2022, 2021, and 2020 of $3,505, $3,135, and $3,007, respectively.
Property and equipment, along with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. In 2021, the Company identified indicators of impairment for long-lived assets at certain retail stores. For such stores, the Company performed a recoverability test, comparing estimated undiscounted cash flows to the carrying value of the related long-lived assets. When the carrying value was more than the estimated undiscounted cash flows, the Company determined that an impairment test was required. Fair values of the long-lived assets were estimated using an income approach based on management’s forecast of future cash flows derived from continued retail operations and the fair values of individual operating lease assets were determined using estimated market rental rates. Significant estimates are used in determining future cash flows of each store over its remaining lease term, including the Company's expectations of future projected cash flows that include revenues, operating expenses, and market conditions. An impairment loss is recorded if the carrying amount of the long-lived asset group exceeds its fair value. As a result, the Company recorded an impairment charge of $409 and $14,712 related to furniture fixtures and leasehold improvements for the years ended December 31, 2021 and 2020, respectively. These impairment charges were recorded in the Direct-to-Consumer segment. There were no impairment charges recorded for the year ended December 31, 2022.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note G – Goodwill and Intangible Assets
The following is a summary of the carrying amount of goodwill by reporting unit as of December 31, 2022 and 2021:

	Wholesale
(in thousands)	Footwear	Accessories/Apparel	Direct-to-Consumer	Net Carrying Amount
Balance at January 1, 2021	$91,097	$62,688	$14,480	$168,265
Translation	(1,031)	—	761	(270)
Balance at December 31, 2021	90,066	62,688	15,241	167,995
Translation	107	—	(17)	90
Balance at December 31, 2022	$90,173	$62,688	$15,224	$168,085
The following table details identifiable intangible assets as of December 31, 2022 and 2021:

	As of December 31, 2022
(in thousands)	Estimated Lives	Cost Basis(1)	Accumulated Amortization	Impairment and other (2)	Net Carrying Amount
Trade names	1–10 years	$18,695	$(16,075)	$(2,620)	$—
Customer relationships	10-20 years	38,680	(25,059)	(1,574)	12,047
		57,375	(41,134)	(4,194)	12,047
Re-acquired right	indefinite	35,200	—	(9,432)	25,768
Trademarks	indefinite	63,283	—	94	63,377
		$155,858	$(41,134)	$(13,532)	$101,192
(1) During the year ended December 31, 2021, the Company purchased the trademark for Dolce Vita® Handbags for $2,000 and the cash consideration was paid in 2022.
(2) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar and Mexican peso in relation to the U.S. dollar.

	As of December 31, 2021
(in thousands)	Estimated Lives	Cost Basis(1)	Accumulated Amortization	Impairment and other (2)(3)	Net Carrying Amount
Trade names	1–10 years	$18,695	$(9,025)	$(2,620)	$7,050
Customer relationships	10-20 years	38,680	(23,164)	(1,491)	14,025
		57,375	(32,189)	(4,111)	21,075
Re-acquired right	indefinite	35,200	—	(7,708)	27,492
Trademarks	indefinite	63,283	—	243	63,526
		$155,858	$(32,189)	$(11,576)	$112,093
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

The Company evaluates its goodwill and indefinite-lived intangible assets for indicators of impairment at least annually in the third quarter of each year and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. A qualitative assessment of goodwill and indefinite-lived intangible assets was performed as of July 1, 2022 and 2021. In conducting the qualitative impairment assessment for goodwill and indefinite-lived intangibles, the Company concluded that it is more likely than not that the fair values of its reporting units exceeded their carrying values and the fair values of its indefinite-lived intangibles exceeded their respective carrying values. Therefore, in 2022 and 2021, as a result of the annual test, no impairment charges were recorded for goodwill and intangibles.
During the fourth quarter of 2021, certain decisions were made by the Company that resulted in the change in useful life of the BB Dakota trademark from an indefinite to a finite life. As a result, the BB Dakota trademark was assessed for impairment. The estimated fair value of this trademark was determined using an excess earnings method, incorporating the use of projected financial information and a discount rate which are developed using market participant based assumptions. As a result of this assessment, the BB Dakota trademark was written down from the carrying value of $9,670 to its fair value of $7,050, resulting in a pre-tax non-cash impairment charge of $2,620. This charge was recorded in impairment of intangibles in

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
the Company’s Consolidated Statements of Income/(Loss) and recognized in the Wholesale Accessories/Apparel segment. The fair value of $7,050 was amortized over its remaining useful life of one year, and was fully amortized in 2022.
As a result of the COVID-19 pandemic and decline in the macroeconomic environment, during the twelve months ended December 31, 2020, the Company’s Cejon, Report, GREATS and Jocelyn trademarks were written down from an aggregate carrying value of $57,198 to their fair values of $12,925, resulting in a pre-tax non-cash impairment charge of $44,273. These charges were recorded in impairment of intangibles in the Company’s Consolidated Statements of Income/(Loss) and recognized in three segments: $27,472 related to Wholesale Accessories/Apparel, $16,345 related to Wholesale Footwear and $456 related to the Direct-to-Consumer segments, respectively. The estimated fair values of these trademarks were determined using an excess earnings method. This method utilizes the present value of the earnings attributable to the intangible asset after providing for the proportion of the earnings that attribute to returns for contributory assets.
During the year ended December 31, 2021 the Company sold one of its internally developed trademarks for a gain of $8,000, which was recorded in operating expenses in the Company's Consolidated Statements of Income/(Loss).
The amortization of intangible assets amounted to $9,001, $2,675, and $4,010 for 2022, 2021, and 2020 and is included in operating expenses on the Company's Consolidated Statements of Income/(Loss). The estimated future amortization expense for intangibles as of December 31, 2022 is as follows:

(in thousands)
2023	$1,679
2024	1,679
2025	1,679
2026	1,679
2027	1,452
Thereafter	3,879
Total	$12,047
Note H – Equity-Based Compensation
In February 2019, the Company's Board of Directors approved the Steven Madden, Ltd. 2019 Incentive Compensation Plan (the “2019 Plan”), under which non-qualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based awards may be granted to employees, consultants and non-employee directors. The 2019 Plan is the successor to the Company's Amended and Restated 2006 Stock Incentive Plan, as amended (the "2006 Plan"), the term of which expired on April 6, 2019. The Company's stockholders approved the 2019 Plan at the Company's annual meeting of stockholders held on May 24, 2019.
The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

(in thousands)
Common stock authorized	11,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(5,066)
Common stock available for grant of stock-based awards as of December 31, 2022	5,934
In addition, vested and unvested options to purchase 1,719 shares of common stock and 1,170 shares of unvested restricted stock awarded under the 2006 Plan were outstanding as of December 31, 2022.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2022, 2021, and 2020, total equity-based compensation was as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Restricted stock	$21,005	$18,144	$18,740
Stock options	3,391	4,134	3,899
Total	$24,396	$22,278	$22,639
We calculate an estimated forfeiture rate annually based on historical forfeiture and expectations about future forfeitures. Equity-based compensation is included in operating expenses on the Company’s Consolidated Statements of Income/(Loss).
Restricted Stock
The following table summarizes restricted stock activity during the year ended December 31, 2022 and 2021:

(in thousands)	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1, 2021	3,651	20.81
Granted	413	40.64
Vested	(1,166)	19.93
Forfeited	(49)	35.26
Outstanding at December 31, 2021	2,849	$23.81
Granted	439	40.30
Vested	(1,144)	21.25
Forfeited	(35)	34.37
Outstanding at December 31, 2022	2,109	$28.44
As of December 31, 2022, the Company had $43,266 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average period of 3.0 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.
The fair values of the restricted stock that vested during the years ended December 31, 2022, 2021, and 2020 were $24,300, $23,231, and $23,839, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
Activity relating to stock options granted under the Company’s plans during the year ended December 31, 2022 was as follows:

(in thousands except for per share price)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	2,674	$26.80
Granted	270	$43.30
Exercised	(411)	$23.67
Forfeited	(2)	$31.56
Outstanding at December 31, 2021	2,531	$29.06	2.7 years	$44,054
Vested at December 31, 2021	2,070	$28.20	2.6 years	$37,829
Outstanding at January 1, 2022	2,531	$29.06
Granted	266	37.04
Exercised	(24)	25.61
Forfeited	(17)	39.28
Outstanding at December 31, 2022	2,756	$29.80	2.0 years	$11,778

Vested and Exercisable at December 31, 2022	2,543	$29.11	2.0 years	$11,741
At December 31, 2022, $1,825 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.5 years.
Additional information pertaining to the Company's stock option plan was as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cash received from the exercise of stock options	$602	$9,732	$1,609
Intrinsic value of stock options exercised	$314	$8,622	$993
Tax benefits realized on exercise of stock options	$41	$1,512	$234
The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during 2022, 2021, and 2020:

	Years Ended December 31,
	2022	2021	2020
Volatility	42.5% to 51.1%	40.3% to 49.6%	33.9% to 56.7%
Risk free interest rate	1.2% to 3.0%	0.1% to 1.0%	0.2% to 1.6%
Expected life in years	3.0 to 5.0	2.0 to 4.0	3.0 to 5.0
Dividend yield	2.1%	1.4%	1.2%
Weighted average fair value	$13.42	$13.30	$10.15

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note I – Preferred Stock
The Company has authorized 5,000 shares of preferred stock. The Board of Directors has designated 60 shares of such preferred stock as Series A Junior Participating Preferred Stock (“Series A Preferred”). Holders of the shares of Series A Preferred are entitled to dividends equal to 1 times dividends declared or paid on the Company's common stock. Each share of Series A Preferred entitles the holder to 1 vote on all matters submitted to the holders of common stock. The Series A Preferred has a liquidation preference of $1 per share and is not redeemable by the Company. No shares of preferred stock have been issued.
Note J – Share Repurchase Program
The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On April 24, 2019, the Board of Directors approved the expansion of the Company's Share Repurchase Program for up to $200,000 in repurchases of the Company's common stock, which included the amount remaining under the prior authorization. On November 2, 2021, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $200,000, bringing the total authorization to $250,000, which included the amount remaining under the prior authorization. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases, net settlements of employee stock awards or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the twelve months ended December 31, 2022, an aggregate of 3,604 shares of the Company's common stock, excluding net settlements of employee stock awards, were repurchased under the Share Repurchase Program, at a weighted average price per share of $35.84, for an aggregate purchase price of approximately $129,152. As of December 31, 2022, approximately $94,398 remained available for future repurchases under the Share Repurchase Program.
The Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (as further amended, the "2006 Plan"), which expired on April 6, 2019, and the Steven Madden, Ltd. 2019 Incentive Compensation Plan (the "2019 Plan") both provide the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding and/or option cost obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation and/or option cost. During the twelve months ended December 31, 2022, an aggregate of 584 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements and option costs, at an average price per share of $33.75, for an aggregate purchase price of approximately $19,725.
Note K – Net Income/(Loss) Per Share of Common Stock
Basic net income/(loss) per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 2,109, 2,849 and 3,651 shares for the years ended December 31, 2022, 2021, and 2020, respectively. Diluted net income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the assumed proceeds, which are deemed to be the proceeds from the exercise plus compensation cost not yet recognized attributable to future services using the treasury method, were used to purchase shares of the Company’s common stock at the average market price during the period, and b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive.

(in thousands)	Years Ended December 31,
	2022	2021	2020(1)
Weighted average common shares outstanding:
Basic	76,021	78,442	78,635
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	2,048	3,186	—
Diluted	78,069	81,628	78,635
(1) The year ended December 31, 2020 resulted in a net loss; therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2022, 2021, and 2020, options to purchase approximately 2, 5, and 89 shares of common stock, respectively, have been excluded from the calculation of diluted net income/(loss) per share, as the result would have been anti-dilutive. For the year ended December 31, 2022, 2021, and 2020, 46, 7, and 2,524 restricted shares, respectively, were excluded from the calculation of diluted net income/(loss) per share, as the result would have been anti-dilutive. The Company had contingently issuable performance awards outstanding that did not meet the performance conditions as of year ended December 31, 2022 and 2021, and, therefore, were excluded from the calculation of diluted net income per common share for the year ended December 31, 2022, 2021, and 2020. The maximum number of potentially dilutive shares that could be issued upon vesting for these performance awards was approximately 66, 17, and 300 as of December 31, 2022, 2021, and 2020 respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities.
Note L – Derivative Instruments
The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of December 31, 2022, the Company's entire net forward contracts hedging portfolio consisted of a notional amount of $74,869, with the fair value included on the Consolidated Balance Sheets in other current assets of $916 and other current liabilities of $1,241. For the twelve months ended December 31, 2022 and 2021, the Company's hedging activities were considered effective, and, thus, no ineffectiveness from hedging activities was recognized in the Consolidated Statements of Income/(Loss) during the year. These gains and losses recognized in Net income/(loss) are reported in Cost of sales (exclusive of depreciation and amortization) on the Consolidated Statements of Income/(Loss).
Note M – Leases
The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets as of December 31, 2022 and 2021:

		As of December 31,
(in thousands)	Classification on the Balance Sheet	2022	2021
Assets
Noncurrent	Operating lease right-of-use asset	$90,264	$85,449

Liabilities
Current	Operating leases - current portion	$29,499	$30,759
Noncurrent	Operating leases - long-term portion	79,128	80,072
Total operating lease liabilities		$108,627	$110,831

Weighted-average remaining lease term		4.6 years	4.6 years
Weighted-average discount rate		4.4%	4.3%
 The following table presents the composition of lease costs during the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Operating lease cost	$33,724	$36,863	$42,368
Variable lease cost	7,753	18,206	13,412
Short-term lease cost	—	—	238
Less: sublease income	243	321	562
Total lease cost	$41,234	$54,748	$55,456
(1) For the year ended December 31, 2021 and 2020, the Company incurred expenses related to the COVID-19 lease amendments of $9,505 and $12,064, respectively, which were included in variable lease cost. There were no lease amendments for the year ended December 31, 2022.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company recorded impairment charges of $1,023 and $22,183 related to lease right-of-use assets for the year ended December 31, 2021 and 2020. For 2021, these impairment charges were recorded in the Direct-to-Consumer and Wholesale Accessories/Apparel segments. In 2020, the impairment charges were recorded in the Direct-to- Consumer segment. No such impairment charges were recorded in 2022.
The following presents supplemental cash and non-cash information related to the Company's Operating leases:

	Years Ended December 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$39,136	$31,870
Noncash transactions:
Right-of-use asset obtained in exchange for new operating lease liabilities	$36,450	$17,461
Right-of-use asset amortization expense(1)	$31,693	$32,371
(1) Included in "Leases and other liabilities" in the Consolidated Statement of Cash Flows.
Future Minimum Lease Payments
The table below displays future minimum lease payments for each of the first five years and the total for the remaining years:

(in thousands)	As of December 31, 2022
2023	$33,567
2024	27,322
2025	21,966
2026	16,810
2027	8,488
Thereafter	12,870
Total minimum lease payments	121,023
Less: interest	12,396
Total lease liabilities	$108,627
Rent expense for the years ended December 31, 2022, 2021 and 2020 was approximately $49,321, $47,179 and $49,619, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note N – Income Taxes
The components of income/(loss) before income taxes were as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Domestic	$188,265	$171,297	$(63,025)
Foreign	94,055	70,771	33,040
	$282,320	$242,068	$(29,985)
The components of provision/(benefit) for income taxes were as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Current:
Federal	$36,983	$32,983	$(10,764)
State and local	6,057	3,711	(545)
Foreign	18,462	11,635	7,958
	61,502	48,329	(3,351)
Deferred:
Federal	2,705	(1,402)	(4,940)
State and local	466	1,888	(2,962)
Foreign	430	794	(451)
	3,601	1,280	(8,353)
	$65,103	$49,609	$(11,704)
A reconciliation between income taxes computed at the federal statutory rate and the effective tax rate is as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Income taxes at federal statutory rate	21.0%	21.0%	21.0%
Effects of foreign operations	(0.2)	(0.8)	10.3
Stock-based compensation	(0.5)	(2.4)	11.8
State and local income taxes - net of federal income tax benefit	2.0	2.1	12.9
Nondeductible items	0.5	1.2	(0.4)
Impact of tax reform	—	—	14.0
Global intangible low-taxed income ("GILTI")	—	—	(18.2)
Valuation allowance	0.1	(0.5)	(9.3)
Other	0.2	(0.1)	(3.1)
Effective tax rate	23.1%	20.5%	39.0%
The primary changes between the Company’s effective tax rate for the year ended December 31, 2022 and 2021 are due to a lower tax benefit from the exercising and vesting of equity-based awards, and an increase in pre-tax income in jurisdictions with higher tax rates. The primary changes between the Company’s effective tax rate for the year ended December 31, 2021 and 2020 are due to the year-over-year benefit resulting from the exercising and vesting of share-based awards, a decrease in tax benefit related to a net operating loss carryback claim set forth by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a decrease in the GILTI tax and an increase in pre-tax income in jurisdictions with higher tax rates.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The components of deferred tax assets and liabilities were as follows:

	As of December 31,
(in thousands)	2022	2021
Deferred tax assets
Receivable allowances	$7,049	$8,313
Inventory	8,367	7,992
Accrued expenses	315	310
Deferred compensation	6,461	6,486
Net operating loss carryforwards	5,685	6,129
Lease liability	26,038	26,436
Other	1,042	1,169
Gross deferred tax assets before valuation allowance	54,957	56,835

Less: valuation allowance	(3,948)	(3,753)
Gross deferred tax assets after valuation allowance	51,009	53,082

Deferred tax liabilities
Depreciation and amortization	(16,704)	(16,144)
Unremitted earnings of foreign subsidiaries	(2,599)	(3,138)
Right-of-use asset	(21,621)	(20,365)
Amortization of goodwill	(7,599)	(7,578)
Indefinite-lived intangibles	(4,654)	(4,654)
Gross deferred tax liabilities	(53,177)	(51,879)

Net deferred tax (liabilities)/assets	$(2,168)	$1,203
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
The Company’s increase in valuation allowance of $195 is primarily due to an increase of net operating loss deferred tax assets in various foreign subsidiaries, which resulted in an aggregate valuation allowance of $3,948 for the year ended December 31, 2022.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Beginning Balance	$1,145	$2,295	$1,150
Additions for tax positions of prior years	—	—	1,145
Reductions for tax positions of prior years	—	(1,150)	—
Ending Balance	$1,145	$1,145	$2,295
For the years ended December 31, 2022, 2021, and 2020 the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $1,145, $1,145, and $2,295, in the aggregate, respectively. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Accrued interest and penalties on unrecognized tax benefits and interest and penalty expense was immaterial to the consolidated financial

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
statements for all periods presented. It is reasonably possible that a reduction of the unrecognized tax benefits in a range of $0 to $1,100 may occur within the next twelve months.
The Company files income tax returns in the U.S., for federal, state, and local purposes, and in certain other foreign jurisdictions. The Company's tax years 2019 through 2022 remain open to examination by most taxing authorities. During 2017, the U.S. Internal Revenue Service completed its audit of the Company's 2014 U.S. income tax return.
The Company’s consolidated financial statements provide for any related tax liability on amounts that may be repatriated from foreign operations, aside from undistributed earnings of certain of the Company’s foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. The deferred tax liability of $2,599 at December 31, 2022 reflects the withholding tax on amounts that may be repatriated from foreign operations.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which contains certain revisions to the Internal Revenue Code, including a 15% corporate minimum income tax for tax years beginning after December 31, 2022. While the 15% corporate minimum income tax has no effect on the Company’s results of operations in the near term, we will continue to evaluate its impact on future years. The IRA also assesses a 1% excise tax on repurchases of corporate stock which will impact the Company’s stock repurchases effective January 1, 2023.
Note O – Commitments, Contingencies and Other
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
Letters of Credit:
As of December 31, 2022, the Company had $504 in letters of credit outstanding unrelated to the Company's Credit Agreement.
License agreements:
In January 2018, the Company entered into a license agreement with Nine West Development LLC, subsequently acquired by WHP Global, for the right to manufacture, market and sell women's fashion footwear and handbags under the Anne Klein®, AK Sport®, AK Anne Klein Sport® and the Lion Head Design® trademarks. The agreement, unless extended, expires on June 30, 2023. The agreement requires that the Company pay the licensor a royalty equal to a percentage of net revenues and a minimum royalty in the event that specified net revenues targets are not achieved. In 2022, the Company entered into its second amendment to extend the term of this license agreement through December 31, 2026.
On February 9, 2011, the Company entered into a license agreement with Basic Properties America Inc. and BasicNet S.p.A, under which the Company has the right to use the Superga® trademark in connection with the sale and marketing of women's footwear. The agreement requires the Company to pay the licensor a royalty equal to a percentage of net revenues and a minimum royalty in the event that specified net revenues targets are not achieved. The Superga license was terminated as of December 31, 2022.
Future minimum royalty payments under all of the Company's license agreements are $5,437 for 2023 and $18,000 for 2024 through 2026. Royalty expenses are included in the “cost of goods” section of the Company's Consolidated Statements of Income/(Loss).
Concentrations:
The Company maintains cash and cash equivalents with various major financial institutions, which at times are in excess of the amount insured.
During the year ended December 31, 2022, 2021, and 2020, the Company did not purchase more than 10% of its merchandise from any single supplier. Total product purchases from vendors located in China for the year ended December 31, 2022, 2021, and 2020, were 78%, 79%, and 78%, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2022, the Company did not have any customers who accounted for more than 10% of total revenue. At December 31, 2022, three customers accounted for 20.6%, 16.2%, and 11.1% of total accounts receivable. The Company did not have any other customers who accounted for more than 10% of total accounts receivable.
At December 31, 2021, two customers represented approximately 14.0% and 10.6% of total revenue. At December 31, 2021, the same two customers accounted for 19.3% and 18.1% of total accounts receivable. The Company did not have any other customers who accounted for more than 10% of total revenue or any other customers who accounted for more than 10% of total accounts receivable.
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
Note P – Credit Agreement
Credit Agreement
On July 22, 2020, the Company entered into a $150,000, secured revolving credit agreement (as amended to date, the “Credit Agreement”) with various lenders and Citizens Bank, N.A., as administrative agent (the “Agent”), which replaced the Company’s existing credit facility provided by Rosenthal & Rosenthal, Inc. (“Rosenthal”). The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) scheduled to mature on July 22, 2025.
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
On March 25, 2022, an amendment to the Credit Agreement (the “Amendment”) replaced the London Interbank Offering Rate (“LIBOR”) with the Bloomberg Short-Term Bank Yield Index (“BSBY”) as the interest rate benchmark. Borrowings under the Credit Agreement generally bear interest at a variable rate equal to a specified margin, which is based upon the average availability under the Credit Facility from time to time, plus, at the Company’s election, (i) BSBY rate for the applicable interest period or (ii) the base rate (which is the highest of (a) the prime rate announced by the Agent, (b) the sum of the federal funds effective rate plus 0.50%, and (c) the sum of the one-month BSBY rate plus 1.00%). Furthermore, the Amendment reduced the specified margin used to determine the interest rate under the Credit Agreement and reduced the commitment fee paid by the Company to the Agent, for the account of each lender. Additionally, the Amendment reduced the frequency of the Company’s borrowing base reporting requirements when no loans are outstanding. The Amendment also extended the maturity date of the Credit Agreement to March 20, 2027.
Under the Credit Agreement, the Company must also pay (i) a commitment fee to the Agent, for the account of each lender, which accrues at a rate equal to 0.25% per annum on the average daily unused amount of the commitment of such lender, (ii) a letter of credit participation fee to the Agent, for the account of each lender, ranging from 1.25% to 2.50% per annum, based upon average availability under the Credit Facility from time to time, multiplied by the average daily amount available to be drawn under the applicable letter of credit, and (iii) a letter of credit fronting fee to each issuer of a letter of credit under the Credit Agreement, which will accrue at a rate per annum separately agreed upon between the Company and such issuer.
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 31, 2022, the Company had no cash borrowings and no letters of credit outstanding under the Credit Agreement.
Note Q – Factoring Agreement
In conjunction with the Credit Agreement described in Note P – Credit Agreement, on July 22, 2020, the Company and certain of its subsidiaries (collectively, the “Madden Entities”) entered into an Amended and Restated Deferred Purchase Factoring Agreement (the “Factoring Agreement”) with Rosenthal & Rosenthal, Inc. ("Rosenthal"). Pursuant to the Factoring Agreement, Rosenthal serves as the collection agent with respect to certain receivables of the Madden Entities and is entitled to receive a base commission of 0.20% of the gross invoice amount of each receivable assigned for collection, plus certain additional fees and expenses, subject to certain minimum annual commissions. Rosenthal will generally assume the credit risk resulting from a customer’s financial inability to make payment of credit-approved receivables, which are classified as Factor Receivables. The initial term of the Factoring Agreement is twelve months, subject to automatic renewal for additional twelve-month periods, and the Factoring Agreement may be terminated at any time by Rosenthal or the Madden Entities on 60 days' notice and upon the occurrence of certain other events. The Madden Entities pledged all of their rights under the Factoring Agreement to the Agent under the Credit Agreement to secure obligations arising under the Credit Agreement.
Note R – Note Receivable – Related Party
On June 25, 2007, the Company made a loan to Steven Madden, its Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of stock options that were due to expire and to retain the underlying Company common stock. The loan, as amended, is secured by non-company securities held in Mr. Madden's brokerage account. The Company has agreed to forgive a portion of the note as long as Mr. Madden remains an employee of the Company through the note's maturity on December 31, 2023. For the years ended December 31, 2022, 2021, and 2020 the Company recorded a charge in the amount of $409 for each year, respectively, to write-off the required one-tenth of the principal amount of the secured promissory note, which was partially offset by imputed interest income of $16, $23, and $31, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note S – Operating Segment Information
The Company operates the following operating segments, which are presented as reportable segments: Wholesale Footwear, Wholesale Accessories/Apparel, Direct-to- Consumer, First Cost and Licensing. Our Wholesale Footwear segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and through our joint ventures and international distributor network. Our Wholesale Accessories/Apparel segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, online retailers, specialty retailers, independent stores and clubs throughout the United States, Canada, Mexico, and Europe and through our joint ventures and international distributor network. Our Direct-to-Consumer segment, which was referred to as the Retail segment in previous filings, consists of Steve Madden® and Dolce Vita® full-price retail stores, Steve Madden® outlet stores, and our directly-operated digital e-commerce websites. Our retail stores are located in regional malls and shopping centers, as well as high streets in major cities across the United States, Canada, Mexico, Israel, South Africa, Taiwan, China, and the Middle East. Our First Cost segment represents commission based activities where the Company serves as a buying agent for footwear products under private labels for select national chains, and value-priced retailers. Our Licensing segment is engaged in the licensing of the Steve Madden® and Betsey Johnson® trademarks for use in the sale of select apparel, accessory, and home categories as well as various other non-core products.
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

(in thousands)	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Direct-to- Consumer	First Cost	Licensing	Corporate (1)	Consolidated
For the Year Ended December 31, 2022
Total revenue	$1,194,890	$394,676	$1,589,566	$521,729	$916	$9,798	$—	$2,122,009
Gross profit	431,081	100,085	531,166	331,956	916	9,798	—	873,836
Income/(loss) from operations	264,958	29,775	294,733	67,649	766	7,854	(89,358)	281,644
Depreciation and amortization	2,433	9,439	11,872	3,740	—	—	4,964	20,576
Capital expenditures	802	277	1,079	6,380	4	—	8,888	16,351
For the Year Ended December 31, 2021
Total revenue	$1,022,322	$343,675	$1,365,997	$487,906	$2,346	$9,893	$—	$1,866,142
Gross profit	345,167	94,675	439,842	315,416	2,346	9,893	—	767,497
Income/(loss) from operations	217,163	26,628	243,791	74,542	1,971	8,108	(84,815)	243,597
Depreciation and amortization	2,946	2,769	5,715	3,976	—	—	5,517	15,208
Capital expenditures	1,051	807	1,858	1,156	9	—	3,585	6,608
For the Year Ended December 31, 2020
Total revenue	$713,662	$235,892	$949,554	$239,389	$3,902	$8,969	$—	$1,201,814
Gross profit	226,557	70,908	297,465	154,205	3,902	8,969	—	464,541
Income/(loss) from operations	91,887	(2,453)	89,434	(58,889)	2,594	5,828	(70,572)	(31,605)
Depreciation and amortization	3,143	2,586	5,729	6,696	92	—	4,843	17,360
Capital expenditures	1,206	164	1,370	1,472	—	—	3,720	6,562
(1) Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security and other shared services.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Revenues by geographic area were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Domestic(1)	$1,772,711	$1,641,090	$1,054,348
International	349,298	225,052	147,466
Total	$2,122,009	$1,866,142	$1,201,814
(1) Includes revenues of $305,437, $329,934, and $249,235, respectively, for the years ended 2022, 2021, and 2020, respectively, related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by the Company's international entities.

Note T – Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2022
Markdown, chargeback, co-op advertising allowances and return reserves	$28,955	$69,543	$(72,811)	$25,687
Allowance for doubtful accounts	12,273	4,946	(9,498)	7,721
Deferred tax asset valuation allowance	3,753	250	(55)	3,948
Total	$44,981	$74,739	$(82,364)	$37,356
Year ended December 31, 2021
Markdown, chargeback, co-op advertising allowances and return reserves	$18,832	$58,813	$(48,690)	$28,955
Allowance for doubtful accounts	8,943	7,172	(3,842)	12,273
Deferred tax asset valuation allowance	4,968	229	(1,444)	3,753
Total	$32,743	$66,214	$(53,976)	$44,981
Year ended December 31, 2020
Markdown, chargeback, co-op advertising allowances and return reserves	$34,207	$30,508	$(45,883)	$18,832
Allowance for doubtful accounts	11,066	1,405	(3,528)	8,943
Deferred tax asset valuation allowance	2,230	2,738	—	4,968
Total	$47,503	$34,651	$(49,411)	$32,743