Form 10-Q
period 2023-03-31
STEVEN MADDEN, LTD.
filed 2023-05-10
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
Yes  ☐   No ☒

As of May 5, 2023, there were 76,008,963 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022	March 31, 2022
(in thousands, except par value)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$209,979	$274,713	$170,347
Short-term investments	13,740	15,085	9,897
Accounts receivable, net of allowances of $7,208, $7,721 and $11,903	46,138	37,937	39,418
Factor accounts receivable	283,893	248,228	390,163
Inventories	179,937	228,752	233,380
Prepaid expenses and other current assets	22,267	22,989	21,225
Income tax receivable and prepaid income taxes	12,079	15,853	3,673
Total current assets	768,033	843,557	868,103
Note receivable – related party	301	401	696
Property and equipment, net	41,519	40,664	36,436
Operating lease right-of-use asset	112,501	90,264	83,994
Deposits and other	11,750	12,070	4,304
Deferred taxes	1,963	1,755	6,254
Goodwill – net	168,228	168,085	168,409
Intangibles – net	100,826	101,192	110,330
Total Assets	$1,205,121	$1,257,988	$1,278,526
LIABILITIES
Current liabilities:
Accounts payable	$101,678	$130,542	$121,428
Accrued expenses	112,395	138,523	162,232
Operating leases – current portion	33,977	29,499	31,615
Income taxes payable	3,934	9,403	23,195
Contingent payment liability – current portion	1,153	1,153	2,050
Accrued incentive compensation	4,105	11,788	4,740
Total current liabilities	257,242	320,908	345,260
Operating leases – long-term portion	95,797	79,128	75,553
Deferred tax liabilities	3,923	3,923	3,378
Other liabilities	10,461	10,166	10,928
Total Liabilities	367,423	414,125	435,119
Commitments, contingencies and other (Note L)
STOCKHOLDERS’ EQUITY
Preferred stock – $0.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $0.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $0.0001 par value, 245,000 shares authorized,134,746, 134,456 and 134,361 shares issued, 76,011, 76,796 and 79,869 shares outstanding	8	8	8
Additional paid-in capital	526,844	520,441	502,254
Retained earnings	1,591,814	1,571,123	1,478,806
Accumulated other comprehensive loss	(34,863)	(35,709)	(28,022)
Treasury stock – 58,735, 57,660 and 54,492 shares at cost	(1,262,761)	(1,224,310)	(1,117,831)
Total Steven Madden, Ltd. stockholders’ equity	821,042	831,553	835,215
Noncontrolling interest	16,656	12,310	8,192
Total stockholders’ equity	837,698	843,863	843,407
Total Liabilities and Stockholders’ Equity	$1,205,121	$1,257,988	$1,278,526

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Net sales	$461,737	$557,344
Commission and licensing fee income	2,097	2,390
Total revenue	463,834	559,734
Cost of sales (exclusive of depreciation and amortization)	268,742	331,836
Gross profit	195,092	227,898
Operating expenses	148,581	130,002
Income from operations	46,511	97,896
Interest and other income – net	2,020	57
Income before provision for income taxes	48,531	97,953
Provision for income taxes	11,745	23,360
Net income	36,786	74,593
Less: net income attributable to noncontrolling interest	56	80
Net income attributable to Steven Madden, Ltd.	$36,730	$74,513

Basic net income per share	$0.49	$0.96

Diluted net income per share	$0.48	$0.94

Basic weighted average common shares outstanding	74,498	77,251
Effect of dilutive securities – options/restricted stock	1,357	2,412
Diluted weighted average common shares outstanding	75,855	79,663

Cash dividends declared per common share	$0.21	$0.21

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31, 2023
(in thousands)	Pre-tax amounts	Tax benefit	After-tax amounts
Net income			$36,786
Other comprehensive income/(loss):
Foreign currency translation adjustment	$939	$—	939
Loss on cash flow hedging derivatives	(463)	174	(289)
Total other comprehensive income	$476	$174	650

Comprehensive income			37,436
Less: comprehensive loss attributable to noncontrolling interests			(140)
Comprehensive income attributable to Steven Madden, Ltd.			$37,576

	Three Months Ended March 31, 2022
(in thousands)	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$74,593
Other comprehensive income:
Foreign currency translation adjustment	$1,131	$—	1,131
Gain on cash flow hedging derivatives	87	(24)	63
Total other comprehensive income	$1,218	$(24)	1,194

Comprehensive income			75,787
Less: comprehensive loss attributable to noncontrolling interests			(248)
Comprehensive income attributable to Steven Madden, Ltd.			$76,035

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
(in thousands except per share data)	Shares	Amount				Shares	Amount
Balance - December 31, 2022	76,796	$8	$520,441	$1,571,123	$(35,709)	57,660	$(1,224,310)	$12,310	$843,863
Share repurchases and net settlement of awards under stock plan	(1,075)	—	—	—	—	1,075	(38,451)	—	(38,451)
Exercise of stock options	11	—	264	—	—	—	—	—	264
Issuance of restricted stock, net of forfeitures	279	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,139	—	—	—	—	—	6,139
Foreign currency translation adjustment	—	—	—	—	1,135	—	—	(196)	939
Cash flow hedge (net of tax benefit of $174)	—	—	—	—	(289)	—	—	—	(289)
Dividends on common stock ($0.21 per share)	—	—	—	(16,039)	—	—	—	—	(16,039)
Investment of noncontrolling interest	—	—	—	—	—	—	—	4,486	4,486
Net income	—	—	—	36,730	—	—	—	56	36,786
Balance - March 31, 2023	76,011	$8	$526,844	$1,591,814	$(34,863)	58,735	$(1,262,761)	$16,656	$837,698

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
(in thousands except per share data)	Shares	Amount				Shares	Amount
Balance - December 31, 2021	80,557	$8	$495,999	$1,421,067	$(29,544)	53,472	$(1,075,432)	$8,440	$820,538
Share repurchases and net tax settlement of awards under stock plan	(1,020)	—	—	—	—	1,020	(42,399)	—	(42,399)
Exercise of stock options	10	—	275	—	—	—	—	—	275
Issuance of restricted stock, net of forfeitures	322	—	—	—	—	—	—	—	—
Stock-based compensation		—	5,980	—	—	—	—	—	5,980
Foreign currency translation adjustment	—	—	—	—	1,459	—	—	(328)	1,131
Cash flow hedge (net of tax expense of $24)	—	—	—	—	63	—	—	—	63
Dividends on common stock ($0.21 per share)	—	—	—	(16,774)	—	—	—	—	(16,774)
Net income	—	—	—	74,513	—	—	—	80	74,593
Balance - March 31, 2022	79,868	$8	$502,254	$1,478,806	$(28,022)	54,492	$(1,117,831)	$8,192	$843,407

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$36,786	$74,593
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	6,139	5,980
Depreciation and amortization	3,366	5,223
Loss on disposal of fixed assets	15	208
Impairment of lease right-of-use asset	95	—
Deferred taxes	—	(1,673)
Accrued interest on note receivable - related party	(2)	(4)
Notes receivable - related party	102	102
Change in valuation of contingent payment liabilities	—	(4,910)
Other operating activities	623	—
Changes, net of acquisitions, in:
Accounts receivable	(8,201)	(12,872)
Factor accounts receivable	(35,665)	(25,181)
Inventories	47,710	21,833
Prepaid expenses, income tax receivables, prepaid taxes, and other assets	4,791	9,802
Accounts payable and accrued expenses	(60,461)	(80,642)
Accrued incentive compensation	(7,683)	(10,131)
Leases and other liabilities	(890)	(1,774)
Net cash used in operating activities	(13,275)	(19,446)

Cash flows from investing activities:
Capital expenditures	(3,791)	(3,596)
Purchase of a trademark	—	(2,000)
Purchases of short-term investments	(6,722)	(9,668)
Maturity/sale of short-term investments	8,087	44,488
Net cash (used in)/provided by investing activities	(2,426)	29,224

Cash flows from financing activities:
Proceeds from exercise of stock options	264	275
Investment of noncontrolling interest	4,486	—
Common stock purchased for treasury	(38,451)	(42,399)
Cash dividends paid on common stock	(16,039)	(16,774)
Net cash used in financing activities	(49,740)	(58,898)
Effect of exchange rate changes on cash and cash equivalents	707	(32)
Net decrease in cash and cash equivalents	(64,734)	(49,152)
Cash and cash equivalents – beginning of period	274,713	219,499
Cash and cash equivalents – end of period	$209,979	$170,347

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2023
(in thousands except per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2022 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 1, 2023.

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

Note C – Short-Term Investments

As of March 31, 2023 and December 31, 2022, short-term investments consisted of certificates of deposit. These securities are classified as current based upon their maturities. As of March 31, 2023 and December 31, 2022, short-term investments amounted to $13,740 and $15,085, respectively, and have original maturities less than or equal to one year as of the balance sheet date.

Note D – Fair Value Measurement

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
•Level 3: Significant unobservable inputs.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2023
(in thousands except per share data)
The Company’s financial assets and liabilities subject to fair value measurements as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023				December 31, 2022
	Fair value	Level 1	Level 2	Level 3	Fair value	Level 1	Level 2	Level 3
Assets:
Forward contracts	1,414	—	1,414	—	916	—	916	—
Total assets	$1,414	$—	$1,414	$—	$916	$—	$916	$—
Liabilities:
Forward contracts	2,223	—	2,223	—	1,241	—	1,241	—
Total liabilities	$2,223	$—	$2,223	$—	$1,241	$—	$1,241	$—

Forward contracts are used to manage the risk associated with the volatility of future cash flows (see Note K – Derivative Instruments). Fair value of these instruments is based on observable market transactions of spot and forward rates.

The Company's Level 3 balance consists of contingent consideration related to acquisitions. There were no changes in the Company’s Level 3 liabilities for the period ended March 31, 2023. The changes in the Company's Level 3 liabilities for the period ended December 31, 2022 were as follows:

	Balance at January 1, 2022	Adjustments(1)	Transfer out of Level 3(2)	Balance at December 31, 2022
Liabilities:
Contingent consideration	$6,960	(5,807)	(1,153)	$—

(1) In 2022, amount consists of an adjustment of $(5,807) that was included as a benefit in operating expenses, related to the change in valuation of the contingent consideration in connection with the acquisition of B.B. Dakota, Inc.
(2) On December 31, 2022, the transfer out of Level 3 amount of $1,153, which was recorded in the current portion of our contingent payment liabilities on the Consolidated Balance Sheets, represented the current portion of our contingent liabilities and was measured at the amount payable based on actual EBITDA performance for the related performance period. At March 31, 2023, the amount of $1,153 was recorded in the current portion of our contingent payment liabilities on the Consolidated Balance Sheets as the amount will be paid later this year.

At March 31, 2023, the liability for contingent consideration was $1,153 in connection with the August 12, 2019 acquisition of B.B. Dakota, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement between the Company and the sellers of B.B. Dakota, Inc., the earn-out payments are based on EBITDA performance for the related performance period.

The fair values of trademarks are measured on a non-recurring basis and are determined using Level 3 inputs, including forecasted cash flows, discount rates, and implied royalty rates (see Note J – Goodwill and Intangible Assets).

The fair values of lease right-of-use assets and fixed assets related to Company-owned retail stores are measured on a non-recurring basis and are determined using Level 3 inputs, including estimated discounted future cash flows associated with the assets using sales trends, market rents and market participant assumptions (see Note E – Leases).

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2023
(in thousands except per share data)
Note E – Leases
The Company leases office space, sample production space, warehouses, showrooms, storage units, and retail stores pursuant to operating leases. The Company’s portfolio of leases is primarily related to real estate. Since most of its leases do not provide a readily determinable implicit rate, the Company estimates its incremental borrowing rate to discount the lease payments based on information available at lease commencement.
Some of the Company’s retail store leases provide for variable lease payments based on sales volumes at the leased location, which are not measurable at the inception of the lease and are therefore not included in the measurement of the right-of-use assets and lease liabilities. Under Topic 842, these variable lease costs are expensed as incurred.
Lease Position
The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022:

	Classification on the Balance Sheet	March 31, 2023	December 31, 2022
Assets
Noncurrent(1)	Operating lease right-of-use asset	$112,501	$90,264

Liabilities
Current	Operating leases – current portion	$33,977	$29,499
Noncurrent	Operating leases – long-term portion	95,797	79,128
Total operating lease liabilities		$129,774	$108,627

Weighted-average remaining lease term		4.4 years	4.6 years
Weighted-average discount rate		4.6%	4.4%
(1) During the three months ended March 31, 2023, the Company recorded a pre-tax impairment charge related to its right-of-use assets of $95 recorded in the Wholesale Footwear Segment.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2023
(in thousands except per share data)
Lease Costs
 The following table presents the composition of lease costs during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$9,138	$8,255
Variable lease cost	739	1,394
Less: sublease income	66	125
Total lease cost	$9,811	$9,524
Other Information
The following table presents supplemental cash and non-cash information related to the Company's operating leases during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$10,014	$9,818
Noncash transactions
Right-of-use asset obtained in exchange for new operating lease liabilities	$30,528	$5,517
Right-of-use asset amortization expense(1)	$8,196	$6,972

(1) Included in "Leases and other liabilities" in the Consolidated Statement of Cash Flows.

Future Minimum Lease Payments
The following table presents future minimum lease payments for each of the first five years and the total for the remaining years as of March 31, 2023:

2023 (remaining nine months)	$30,113
2024	34,486
2025	28,447
2026	22,109
2027	13,340
Thereafter	15,858
Total minimum lease payments	144,353
Less: interest	14,579
Total lease liabilities	$129,774
Note F – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions, the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On May 8, 2023, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $189,900, bringing the total authorization to $250,000. The Share

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2023
(in thousands except per share data)
Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the three months ended March 31, 2023, an aggregate of 967 shares of the Company's common stock, excluding net settlements of employee stock awards, were repurchased under the Share Repurchase Program, at a weighted average price per share of $35.77, for an aggregate purchase price of approximately $34,580. As of March 31, 2023, approximately $59,818 remained available for future repurchases under the Share Repurchase Program.

The Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (as further amended, the "2006 Plan"), which expired on April 6, 2019, and the Steven Madden, Ltd. 2019 Incentive Compensation Plan (the "2019 Plan") both provide the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding and/or option cost obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation and/or option cost. During the three months ended March 31, 2023, an aggregate of 108 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements and option costs, at an average price per share of $35.96, for an aggregate purchase price of approximately $3,871.

Note G – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 2,161 shares for the period ended March 31, 2023, compared to 2,970 shares for the period ended March 31, 2022. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the assumed proceeds, which are deemed to be the proceeds from the exercise plus compensation cost not yet recognized attributable to future services using the treasury method, were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive.

	Three Months Ended March 31,
	2023	2022
Weighted average common shares outstanding:
Basic	74,498	77,251
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	1,357	2,412
Diluted	75,855	79,663

For the three months ended March 31, 2023, options to purchase approximately 6 shares of common stock have been excluded from the calculation of diluted net income per share as the result would have been anti-dilutive. For the three months ended March 31, 2022, options to purchase approximately 5 shares of common stock have been excluded from the calculation of diluted net income per share as the result would have been anti-dilutive. For the three months ended March 31, 2023, 58 restricted shares were excluded from the calculation of diluted net income per share, as compared to approximately 18 shares that were excluded from the calculation of diluted net income per share for the three months ended March 31, 2022, as the result would have been anti-dilutive. The Company had contingently issuable performance awards outstanding that did not meet the performance conditions as of March 31, 2023 and 2022 and, therefore, were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2023 and 2022. The maximum number of potentially dilutive shares that could be issued upon vesting for these performance awards was approximately 0 and 12 as of March 31, 2023 and 2022, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2023
(in thousands except per share data)
Note H – Income Taxes

The Company’s provision for income taxes for the three months ended March 31, 2023 and 2022 is based on the estimated annual effective tax rate, plus or minus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Income before provision for income taxes	$48,531	$97,953
Income tax expense	$11,745	$23,360
Effective tax rate	24.2%	23.8%

The difference between the Company’s effective tax rates of 24.2% and 23.8% for the three months ended March 31, 2023 and 2022, respectively, is primarily due to the expected jurisdictional mix of profit and losses from each period.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which contains certain revisions to the Internal Revenue Code, including a 15% corporate minimum income tax for tax years beginning after December 31, 2022. While the 15% corporate minimum income tax has no effect on the Company’s results of operations in the near term, we will continue to evaluate its impact on future years. The IRA also assesses a 1% excise tax on repurchases of corporate stock which impacts the Company’s stock repurchases effective January 1, 2023. The excise tax is recorded as an incremental cost in treasury stock on the Company's condensed consolidated balance sheets and was $296 for the three months ended March 31, 2023.

Note I – Equity-Based Compensation

The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

Common stock authorized	11,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(5,912)
Common stock available for grant of stock-based awards as of March 31, 2023	5,088

In addition, vested and unvested options to purchase 1,708 shares of common stock and 1,079 shares of unvested restricted stock awarded under the 2006 Plan were outstanding as of March 31, 2023.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2023
(in thousands except per share data)
Total equity-based compensation for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
Restricted stock	$5,393	$5,062
Stock options	746	918
Total	$6,139	$5,980

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Proceeds from stock options exercised	$264	$275
Intrinsic value of stock options exercised	$134	$172

During the three months ended March 31, 2023, options to purchase 79 shares vested with a weighted average exercise price of $36.63. During the three months ended March 31, 2022, options to purchase 310 shares vested with a weighted average exercise price of $29.31. As of March 31, 2023, there were unvested options relating to 149 shares of common stock outstanding with a total of $1,244 of unrecognized compensation cost and an average vesting period of 2.1 years.

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Volatility	47.7%	45.1%
Risk free interest rate	4.0%	1.2%
Expected life in years	5.0	5.0
Dividend yield	2.6%	1.8%
Weighted average fair value	$11.86	$15.60

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2023
(in thousands except per share data)
Activity relating to stock options granted under the Company’s plans during the three months ended March 31, 2023 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	2,766	$29.82
Granted	8	31.96
Exercised	(11)	24.26
Forfeited	(3)	46.28
Outstanding at March 31, 2023	2,760	$29.83	1.8 years	$19,529
Exercisable at March 31, 2023	2,612	$29.36	1.6 years	$19,417

Activity relating to stock options granted under the Company’s plans during the three months ended March 31, 2022 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	2,531	$29.06
Granted	9	46.47
Exercised	(10)	24.51
Outstanding at March 31, 2022	2,530	$29.14	2.5 years	$25,596
Exercisable at March 31, 2022	2,370	$28.36	2.4 years	$25,343
Restricted Stock

The following table summarizes restricted stock activity during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1,	2,111	$28.45	2,849	$23.80
Granted	284	33.69	323	41.82
Vested	(229)	34.58	(201)	31.67
Forfeited	(5)	38.15	(1)	32.13
Outstanding at March 31,	2,161	$28.47	2,970	$25.22

As of March 31, 2023, the Company had $47,280 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average period of 3.2 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2023
(in thousands except per share data)

Note J – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by reporting unit as of March 31, 2023:

	Wholesale			Net Carrying Amount
	Footwear	Accessories/ Apparel	Direct-to-Consumer
Balance at January 1, 2023	$90,173	$62,688	$15,224	$168,085
Translation	73	—	70	143
Balance at March 31, 2023	$90,246	$62,688	$15,294	$168,228

The following table details identifiable intangible assets as of March 31, 2023:

	Estimated Lives	Cost Basis	Accumulated Amortization	Impairment & Other(1)	Net Carrying Amount
Trade names	1–10 years	$18,695	$(16,075)	$(2,620)	$—
Customer relationships	10–20 years	38,680	(25,533)	(1,528)	11,619
		57,375	(41,608)	(4,148)	11,619
Re-acquired right	indefinite	35,200	—	(9,396)	25,804
Trademarks	indefinite	63,283	—	120	63,403
		$155,858	$(41,608)	$(13,424)	$100,826
(1) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar and Mexican peso in relation to the U.S. dollar.
The following table details identifiable intangible assets as of December 31, 2022:

	Estimated Lives	Cost Basis(1)	Accumulated Amortization	Impairment & Other(2)	Net Carrying Amount
Trade names	1–10 years	$18,695	$(16,075)	$(2,620)	$—
Customer relationships	10–20 years	38,680	(25,059)	(1,574)	12,047
		57,375	(41,134)	(4,194)	12,047
Re-acquired right	indefinite	35,200	—	(9,432)	25,768
Trademarks	indefinite	63,283	—	94	63,377
		$155,858	$(41,134)	$(13,532)	$101,192
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
March 31, 2023
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

The amortization of intangible assets amounted to $423 for the three months ended March 31, 2023 compared to $2,315 for the three months ended March 31, 2022 and is included in operating expenses on the Company's Condensed Consolidated Statements of Income. The estimated future amortization expense for intangibles as of March 31, 2023 was as follows:

2023 (remaining nine months)	$1,259
2024	1,678
2025	1,678
2026	1,678
2027	1,451
Thereafter	3,875
Total	$11,619

Note K – Derivative Instruments
The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of March 31, 2023, the Company's entire net forward contracts hedging portfolio consisted of a notional amount of $77,084, with the fair value included on the Consolidated Balance Sheets in other current assets of $1,414 and other current liabilities of $2,223. For the three months ended March 31, 2023 and 2022, the Company's hedging activities were considered effective, and, thus, no ineffectiveness from hedging activities was recognized in the Consolidated Statements of Income during the first quarter of 2023 and 2022. These gains and losses are recognized in Cost of sales (exclusive of depreciation and amortization) on the Consolidated Statements of Income.
Note L – Commitments, Contingencies and Other
Future Minimum Royalty and Advertising Payments:

The Company has minimum commitments related to the Company’s license agreements. The Company sources, distributes, advertises and sells certain of its products pursuant to its license agreements with unaffiliated licensors. Royalty amounts under the license agreements are generally based on a stipulated percentage of sales, although most of these agreements contain provisions for the payment of minimum annual royalty amounts. The license agreements have various terms and some have additional renewal options, provided that minimum sales levels and certain other conditions are achieved. As of March 31, 2023, the Company had future minimum royalty and advertising payments of $21,625. Royalty expenses are recognized in Cost of sales (exclusive of depreciation and amortization) on the Consolidated Statements of Income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2023
(in thousands except per share data)
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
Letters of Credit:
As of March 31, 2023, the Company had $504 in letters of credit outstanding unrelated to the Company's Credit Agreement.

Note M – Operating Segment Information
The Company operates the following operating segments, which are presented as reportable segments: Wholesale Footwear, Wholesale Accessories/Apparel, Direct-to-Consumer, and Licensing. As of January 2023, the Company no longer serves as a buying agent for any of its customers, and as a result no longer reports under the First Cost segment. This change is not considered to have a material or meaningful impact on the Company's operations. Our Wholesale Footwear segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and through our joint ventures and international distributor network. Our Wholesale Accessories/Apparel segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, online retailers, specialty retailers, independent stores and clubs throughout the United States, Canada, Mexico, and Europe and through our joint ventures and international distributor network. Our Direct-to-Consumer segment, which was referred to as the Retail segment in previous filings, consists of Steve Madden® and Dolce Vita® full-price retail stores, Steve Madden® outlet stores, and our directly-operated digital e-commerce websites. Our retail stores are located in regional malls and shopping centers, as well as high streets in major cities across the United States, Canada, Mexico, Israel, South Africa, Taiwan, China, and the Middle East. Our Licensing segment is engaged in the licensing of the Steve Madden® and Betsey Johnson® trademarks for use in the sale of select apparel, accessory, and home categories as well as various other non-core products.
Our Corporate activities do not constitute a reportable segment and include costs not directly attributable to the segments that are primarily related to costs associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security, and other shared costs. The Chief Operating Decision Maker does not review asset information by segment; therefore we do not present assets in this note.

As of and for the three months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Direct-to-Consumer	First Cost(1)	Licensing	Corporate(2)	Consolidated
March 31, 2023
Total revenue	$282,321	$79,816	$362,137	$99,600	$—	$2,097	$—	$463,834
Gross profit	107,522	26,514	134,036	58,959	—	2,097	—	195,092
Income/(loss) from operations	$62,056	$9,438	$71,494	$(4,247)	$—	$1,818	$(22,554)	$46,511
Capital expenditures	$137	$60	$197	$1,955	$—	$—	$1,639	$3,791
March 31, 2022
Total revenue	$346,715	$102,283	$448,998	$108,346	$837	$1,553	$—	$559,734
Gross profit	134,074	23,914	157,988	67,520	837	1,553	—	227,898
Income/(loss) from operations	$94,091	$11,371	$105,462	$12,311	$595	$1,035	$(21,507)	$97,896
Capital expenditures	$116	$58	$174	$842	$—	$—	$2,580	$3,596

(1) As of January 2023, the Company no longer serves as a buying agent for any of its customers, and as a result no longer reports under the First Cost segment. This change is not considered to have a material or meaningful impact on the Company's operations.
(2) Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security, and other shared services.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2023
(in thousands except per share data)
Revenues by geographic area were as follows:

	Three Months Ended March 31,
	2023	2022
Domestic (1)	$378,141	$484,961
International	85,693	74,773
Total	$463,834	$559,734
(1) Includes revenues of $57,007 and $77,238, respectively, for the three months ended March 31, 2023 and March 31, 2022 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by the Company's international entities.

Note N – Credit Agreement

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
March 31, 2023
(in thousands except per share data)
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

As of March 31, 2023, the Company had no cash borrowings and no letters of credit outstanding under the Credit Agreement.

Note O – Factoring Agreements

In conjunction with the Credit Agreement described in Note N – Credit Agreement, on July 22, 2020, the Company and certain of its subsidiaries (collectively, the “Madden Entities”) entered into an Amended and Restated Deferred Purchase Factoring Agreement (the “Factoring Agreement”) with Rosenthal & Rosenthal, Inc. ("Rosenthal"). Pursuant to the Factoring Agreement, Rosenthal serves as the collection agent with respect to certain receivables of the Madden Entities and is entitled to receive a base commission of 0.20% of the gross invoice amount of each receivable assigned for collection, plus certain additional fees and expenses, subject to certain minimum annual commissions. Rosenthal will generally assume the credit risk resulting from a customer’s financial inability to make payment of credit-approved receivables, which are classified as Factor Receivables. The initial term of the Factoring Agreement is twelve months, subject to automatic renewal for additional twelve-month periods, and the Factoring Agreement may be terminated at any time by Rosenthal or the Madden Entities on 60 days' notice and upon the occurrence of certain other events. The Madden Entities pledged all of their rights under the Factoring Agreement to the Agent under the Credit Agreement to secure obligations arising under the Credit Agreement.

On April 3, 2023, in conjunction with a related amendment to the Credit Agreement, the Madden Entities also entered into a Credit Approved Receivables Purchasing Agreement (the “CARPA”) with CIT Group/Commercial Services, Inc. (“CIT”). Pursuant to the CARPA, in addition to Rosenthal, CIT will serve as a non-exclusive collection agent with respect to certain of the Madden Entities’ receivables and will generally assume the credit risk resulting from a customer’s financial inability to make payment with respect to credit approved receivables. Additionally, CIT shall compensate the Madden Entities for 50% of the losses sustained for limiting or revoking a credit line during production for any made-to-order goods that have work-in-progress coverage. For its services, CIT will be entitled to receive (1) a base fee of 0.15% of the gross face amount of each receivable assigned for collection having standard payment terms, (2) certain additional fees for receivables with non-standard payment terms or arising from sales to customers outside of the United States, and (3) reimbursement for certain expenses incurred in connection with the CARPA. The Company, on behalf of the Madden Entities, and CIT may each terminate the CARPA as of the last day of the month occurring one year after the date of the CARPA and at any time thereafter by giving the other party at least 60 days’ notice. CIT may also terminate the CARPA immediately upon the occurrence of certain events. The Madden Entities pledged all of their right, title and interest in and to monies due and to become due under the CARPA in favor of the Agent to secure obligations arising under or in connection with the Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three months ended March 31, 2023 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

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
•our ability to successfully implement growth strategies;
•changes in trade policies and tariffs imposed by the United States government and the governments of other nations in which we manufacture and sell products;
•our ability to adequately protect our trademarks and other intellectual property rights;
•our ability to maintain adequate liquidity when negatively impacted by unforeseen events such as an epidemic or a pandemic, which may cause disruption to our business operations;
•legal, regulatory, political and economic risks that may affect our sales in international markets;
•changes in U.S. and foreign tax laws that could have an adverse effect on our financial results;
•additional tax liabilities resulting from audits by various taxing authorities;
•cybersecurity risks and costs of defending against, mitigating, and responding to data security threats and breaches impacting the Company;
•our ability to achieve operating results that are consistent with prior financial guidance; and
•other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

These risks and uncertainties, along with the risk factors discussed under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and, in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022, should be considered in evaluating any forward-looking statements contained in this report. We do not undertake any obligation to publicly update any forward-looking statement, including without limitation, any guidance regarding revenue or earnings, whether as a result of new information, future developments or otherwise.

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

We manage our operations through our operating divisions, which are presented as the following reportable segments: Wholesale Footwear, Wholesale Accessories/Apparel, Direct-to-Consumer, and Licensing. As of January 2023, the Company no longer serves as a buying agent for any of its customers, and as a result no longer reports under the First Cost segment. This change is not considered to have a material or meaningful impact on the Company's operations. Our Wholesale Footwear segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and through our joint ventures and international distributor network. Our Wholesale Accessories/Apparel segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, online retailers, specialty retailers, independent stores and clubs throughout the United States, Canada, Mexico, and Europe and through our joint ventures and international distributor network. Our Direct-to-Consumer segment, which was referred to as the Retail segment in previous filings, consists of Steve Madden® and Dolce Vita® full-price retail stores, Steve Madden® outlet stores, and our directly-operated digital e-commerce websites. Our retail stores are located in regional malls and shopping centers, as well as high streets in major cities across the United States, Canada, Mexico, Israel, South Africa, Taiwan, China, and the Middle East. Our Licensing segment is engaged in the licensing of the Steve Madden® and Betsey Johnson® trademarks for use in the sale of select apparel, accessory, and home categories as well as various other non-core products. Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, legal, human resources, information technology, cyber security, corporate social responsibility, and other shared services.

Executive Summary

Key Highlights

Total revenue for the quarter ended March 31, 2023 decreased 17.1% to $463,834 compared to $559,734 in the same period of last year. Net income attributable to Steven Madden, Ltd. was $36,730 in the first quarter of 2023 compared to $74,513 in the same period of last year. Our effective tax rate for the first quarter of 2023 increased to 24.2% compared to 23.8% in the first quarter of last year. Diluted earnings per share was $0.48 per share on 75,855 diluted weighted average shares outstanding compared to diluted earnings of $0.94 per share on 79,663 diluted weighted average shares outstanding in the first quarter of last year.

Our inventory turnover (calculated on a trailing four quarter average) for the quarters ended March 31, 2023 and 2022 was 4.9 times and 5.9 times, respectively. Our total Company accounts receivable average collection days decreased to 64 days in the first quarter of 2023 compared to 71 days in the first quarter of 2022. As of March 31, 2023, we had $223,719 in cash, cash equivalents and short-term investments, no debt and total stockholders’ equity of $837,698. Working capital was $510,791 as of March 31, 2023, compared to $522,843 as of March 31, 2022.

The following tables set forth information on operations for the periods indicated:

Selected Financial Information

	Three Months Ended March 31,
(in thousands, except for number of stores)	2023		2022
CONSOLIDATED:
Net sales	$461,737	99.5%	$557,344	99.6%
Commission and licensing income	2,097	0.5%	2,390	0.4%
Total revenue	463,834	100.0%	559,734	100.0%
Cost of sales (exclusive of depreciation and amortization)	268,742	57.9%	331,836	59.3%
Gross profit	195,092	42.1%	227,898	40.7%
Operating expenses	148,581	32.0%	130,002	23.2%
Income from operations	46,511	10.0%	97,896	17.5%
Interest and other income – net	2,020	0.4%	57	—%
Income before provision for income taxes	$48,531	10.5%	$97,953	17.5%
Net income attributable to Steven Madden, Ltd.	$36,730	7.9%	$74,513	13.3%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total Revenue	$282,321	100.0%	$346,715	100.0%
Cost of sales (exclusive of depreciation and amortization)	174,799	61.9%	212,641	61.3%
Gross profit	107,522	38.1%	134,074	38.7%
Operating expenses	45,466	16.1%	39,983	11.5%
Income from operations	$62,056	22.0%	$94,091	27.1%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total Revenue	$79,816	100.0%	$102,283	100.0%
Cost of sales (exclusive of depreciation and amortization)	53,302	66.8%	78,369	76.6%
Gross profit	26,514	33.2%	23,914	23.4%
Operating expenses	17,076	21.4%	12,543	12.3%
Income from operations	$9,438	11.8%	$11,371	11.1%

DIRECT-TO-CONSUMER SEGMENT:
Total Revenue	$99,600	100.0%	$108,346	100.0%
Cost of sales (exclusive of depreciation and amortization)	40,641	40.8%	40,826	37.7%
Gross profit	58,959	59.2%	67,520	62.3%
Operating expenses	63,206	63.5%	55,209	51.0%
(Loss)/income from operations	$(4,247)	(4.3%)	$12,311	11.4%
Number of stores	240		219

FIRST COST SEGMENT:
Commission income	$—	—%	$837	100.0%
Gross profit	—	—%	837	100.0%
Operating expenses	—	—%	242	28.9%
Income from operations	$—	—%	$595	71.1%

LICENSING SEGMENT:
Licensing income	$2,097	100.0%	$1,553	100.0%
Gross profit	2,097	100.0%	1,553	100.0%
Operating expenses	279	13.3%	518	33.4%
Income from operations	$1,818	86.7%	$1,035	66.6%

Corporate:
Operating expenses	$(22,554)	—%	$(21,507)	—%
Loss from operations	$(22,554)	—%	$(21,507)	—%

RESULTS OF OPERATIONS
($ in thousands, except for number of stores)

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Consolidated:

Total revenue for the three months ended March 31, 2023 decreased 17.1% to $463,834 compared to $559,734 in the same period of last year, due to decreases in the Wholesale business and to a lesser extent, a decline in the Direct-to-Consumer business. Gross profit was $195,092, or 42.1% of total revenue, as compared to $227,898, or 40.7% of total revenue, in the prior-year period. The increase in gross profit as a percentage of total revenue was primarily driven by gross margin expansion in the Wholesale Accessories/Apparel segment and a higher penetration of our Direct-to-Consumer business. Operating expenses in the first quarter of 2023 were $148,581, or 32.0% of total revenue, as compared to $130,002, or 23.2% of total revenue, in the first quarter of the prior year. The increase in operating expenses as a percentage of total revenue was primarily attributable to deleveraging of expenses on a lower revenue base, a benefit in the valuation of our contingent consideration in the prior year period, as well as an increase in payroll related expenses, advertising expenses, and occupancy costs. Income from operations for the three months ended March 31, 2023 decreased to $46,511, or 10.0% of total revenue, as compared to $97,896, or 17.5% of total revenue, in the prior-year period. The effective tax rate in the first quarter of 2023 was 24.2% compared to 23.8% in the first quarter of last year. The difference in effective tax rate was primarily due to the expected jurisdictional mix of profit and losses from each period. Net income attributable to Steven Madden, Ltd. for the first quarter of 2023 was $36,730 compared to $74,513 in the first quarter of 2022.

Wholesale Footwear Segment:

Revenue from the Wholesale Footwear segment in the first quarter of 2023 accounted for $282,321, or 60.9% of total revenue, as compared to $346,715, or 61.9% of total revenue, in the first quarter of 2022. Wholesale Footwear revenue decreased 18.6% compared to the first quarter of 2022, when Wholesale Footwear revenue increased 25.4% versus pre-COVID first quarter of 2019. Gross profit was $107,522, or 38.1% of Wholesale Footwear revenue, in the first quarter of 2023 as compared to $134,074, or 38.7% of Wholesale Footwear revenue, in the first quarter of 2022. The decrease in gross profit as a percentage of revenue was primarily due to higher markdown allowances partially offset by lower freight expenses and a lower penetration of our private label business. Operating expenses in the first quarter of 2023 were $45,466, or 16.1% of Wholesale Footwear revenue, as compared to $39,983, or 11.5% of Wholesale Footwear revenue, in the first quarter of the prior year. The increase in operating expenses as a percentage of Wholesale Footwear revenue was primarily attributable to deleveraging expenses on a lower revenue base, and an increase in payroll related expenses. Income from operations decreased to $62,056, or 22.0% of Wholesale Footwear revenue, in the first quarter of 2023 as compared to $94,091, or 27.1% of Wholesale Footwear revenue in the first quarter of the prior year.

Wholesale Accessories/Apparel Segment:

Revenue from the Wholesale Accessories/Apparel segment in the first quarter of 2023 accounted for $79,816, or 17.2% of total revenue, as compared to $102,283, or 18.3% of total revenue, in the first quarter of 2022. Wholesale Accessories/Apparel revenue decreased 22.0% compared to the first quarter of 2022, when Wholesale Accessories/Apparel revenue increased 43.0% versus pre-COVID first quarter of 2019. Gross profit was $26,514, or 33.2% of Wholesale Accessories/Apparel revenue, in the first quarter of 2023 as compared to $23,914, or 23.4% of Wholesale Accessories/Apparel revenue, in the first quarter of the prior year. The increase in gross profit as a percentage of revenue was due to a reduction in markdown allowances, lower freight expenses, a lower penetration of our private label business, and improved production costs. Operating expenses in the first quarter of 2023 were $17,076, or 21.4% of Wholesale Accessories/Apparel revenue, as compared to $12,543, or 12.3% of Wholesale Accessories/Apparel revenue, in the first quarter of the prior year. The increase in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to deleveraging of expenses on a lower revenue base and a benefit in the valuation of our contingent consideration in the prior year period. Income from operations for the Wholesale Accessories/Apparel segment in the first quarter of 2023 was $9,438, or 11.8% of Wholesale Accessories/Apparel revenue, as compared to $11,371, or 11.1% of Wholesale Accessories/Apparel revenue in the first quarter of the prior year.

Direct-to-Consumer Segment:

In the first quarter of 2023, revenue from the Direct-to-Consumer segment accounted for $99,600, or 21.5% of total revenue, as compared to $108,346, or 19.4% of total revenue, in the first quarter of 2022. Revenue decreased 8.1% compared to the prior year period, driven by declines in both of our brick-and-mortar and e-commerce businesses. As of March 31, 2023, we operated 235 brick-and-mortar stores and five e-commerce websites compared to 213 brick-and-mortar stores and six e-commerce websites as of March 31, 2022. In addition, we operated 21 concessions in international markets as of March 31, 2023 compared to 19 concessions in international markets as of March 31, 2022. Gross profit in the first quarter of 2023 was $58,959, or 59.2% of Direct-to-Consumer revenue, compared to $67,520, or 62.3% of Direct-to-Consumer revenue, in the first quarter of 2022. The decrease in gross profit as a percentage of revenue was primarily due to an increase in promotional activity. Operating expenses in the first quarter of 2023 were $63,206, or 63.5% of Direct-to-Consumer revenue, as compared to $55,209, or 51.0% of Direct-to-Consumer revenue, in the first quarter of 2022. The increase in operating expenses as a percentage of revenue was primarily attributable to deleveraging of expenses on a lower revenue base, an increase in payroll related expenses, occupancy costs and our continued investment in digital marketing. In the first quarter of 2023, loss from operations for the Direct-to-Consumer segment was $4,247, or (4.3)% of Direct-to-Consumer revenue, as compared to income from operations of $12,311, or 11.4% of Direct-to-Consumer revenue in the first quarter of the prior year.

First Cost Segment:

As of January 2023, the Company no longer serves as a buying agent for any of its customers, and as a result no longer reports under the First Cost segment. This change is not considered to have a material or meaningful impact on the Company's operations. In the first quarter of 2022, commission income generated by the First Cost segment was $837, operating expenses were $242, and income from operations was $595.

Licensing Segment:

Royalty income generated by the Licensing segment accounted for $2,097, or 0.5% of total revenue, in the first quarter of 2023 compared to $1,553, or 0.3% of total revenue, in the first quarter of 2022. Royalty income increased 35.0% compared to the prior year period driven by an increase in Steve Madden licensed businesses. Operating expenses were $279 in the current period compared to $518 in the same period of last year. In the first quarter of 2023, income from operations for the Licensing segment was $1,818 as compared to $1,035 in the same period last year.

Corporate:

Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security, and other shared services. Corporate operating expenses were $22,554 or 4.9% of total revenue in the first quarter of 2023 as compared to $21,507, or 3.8% of total revenue, in the first quarter of 2022.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments totaled $223,719 and $289,798 at March 31, 2023 and December 31, 2022, respectively. Of the total cash, cash equivalents and short-term investments as of March 31, 2023, $129,007, or approximately 58%, was held in our foreign subsidiaries, and of the total cash, cash equivalents and short-term investments on December 31, 2022, $133,729, or approximately 46%, was held in our foreign subsidiaries.
On July 22, 2020, we entered into a $150,000, five-year, asset-based revolving credit facility with various lenders and Citizens Bank, N.A. On March 25, 2022, we entered into an amendment to the revolving credit facility, which replaced the London Interbank Offering Rate (“LIBOR”) with the Bloomberg Short-Term Bank Yield Index (“BSBY”) as the interest rate benchmark, among other changes.
As of March 31, 2023, we had working capital of $510,791, cash and cash equivalents of $209,979, short-term investments of $13,740, no cash borrowing and $504 in letters of credit outstanding unrelated to the Credit Agreement.
We believe that based on our current financial position and available cash, cash equivalents, and short-term investments, we will meet all our financial commitments and operating needs for at least the next twelve months. In addition, our $150,000 asset-based revolving credit facility provides us with additional liquidity and flexibility on a long-term basis.

Cash Flows
A summary of our cash provided by and used in operating, investing, and financing activities was as follows:
Operating Activities

Cash used in operations was $13,275 for the three months ended March 31, 2023 compared to $19,446 in the same period of last year. The decrease in cash used in operations was primarily driven by less cash used in accounts payable and accrued expenses and inventory partially offset by unfavorable changes in net income, receivables, and prepaid expenses.

Investing Activities

Cash used in investing activities was $2,426 for the three months ended March 31, 2023, which consisted of purchases of $6,722 in short-term investments offset by cash received of $8,087 from the maturities and sales of short-term investments. We also made capital expenditures of $3,791, principally for leasehold improvements to office space, new stores and systems enhancements.

Financing Activities

During the three months ended March 31, 2023, net cash used in financing activities was $49,740, which primarily consisted of share repurchases of $38,451 and cash dividends paid of $16,039.

Contractual Obligations

Our contractual obligations as of March 31, 2023 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2023	2024-2025	2026-2027	2028 and after
Operating lease obligations	$144,353	$30,113	$62,933	$35,449	$15,858
Purchase obligations	287,909	287,810	99	—	—
Future minimum royalty and advertising payments	21,625	3,625	12,000	6,000	—
Transition tax	11,721	2,930	8,791	—	—
Total	$465,608	$324,478	$83,823	$41,449	$15,858
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
We have employment agreements with our Creative and Design Chief, Steven Madden, and certain executive officers, which provide for the payment of compensation aggregating to approximately $7,446 in the remainder of 2023, $8,998 in 2024, and $7,851 in 2025. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits, including stock-related compensation.
Transition tax of $11,721 was the result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). Excluded from the contractual obligations table above are long-term taxes payable of $1,145 as of March 31, 2023 primarily related to uncertain tax positions, for which we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year due to uncertainties in the timing of tax audit outcomes.
Dividends
On May 8, 2023, our Board of Directors approved a quarterly cash dividend. The quarterly dividend of $0.21 per share is payable on June 23, 2023 to stockholders of record as of the close of business on June 12, 2023.

Future quarterly cash dividend payments are subject to the discretion of our Board of Directors and contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that cash dividends will be paid to holders of our common stock in the future.

Inflation

Actual results could be negatively and materially impacted due to risks and uncertainties, including the impacts of inflationary pressures globally and the war in Ukraine and its broader macroeconomic implications. Consumer spending has been and may continue to be negatively impacted by inflationary pressures, and other macroeconomic and geopolitical factors. All these factors have negatively impacted, and might continue to negatively impact, our direct sales to end consumers and our sales to our wholesale customers. Historically, we have minimized the impact of product, wages and logistic cost increases by raising prices, renegotiating costs, changing suppliers, and improving operating efficiencies. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

Off-Balance Sheet Arrangements
In addition to the commitments included in the Contractual Obligations table above, we have outstanding letters of credit of $504 outstanding as of March 31, 2023 related to the purchase of inventory. These letters of credit expire at various dates through 2030.
We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our consolidated financial statements. Refer to Note L – Commitments, Contingencies and Other to the Condensed Consolidated Financial Statements included in this Quarterly Report for further information.
Critical Accounting Policies and the Use of Estimates
There have been no material changes to our critical accounting policies and the use of estimates from these disclosures reported in our Annual Report on Form 10-K on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on March 1, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)

Interest Rate Risk
We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and the BSBY. The terms of our $150,000 asset-based revolving credit agreement (the “Credit Facility”) and our collection agency agreements with Rosenthal & Rosenthal, Inc. and CIT Group/Commercial Services, Inc. can be found in the Liquidity and Capital Resources section of Item 2 and in Note N – Credit Agreement and Note O – Factoring Agreements, respectively, to the Condensed Consolidated Financial Statements included in this Quarterly Report. Because we had no cash borrowings under the Credit Facility as of March 31, 2023, a 10% change in interest rates, with all other variables held constant, would have an immaterial effect on our reported interest expense.
As of March 31, 2023, we held short-term investments valued at $13,740, which consist of certificates of deposit. We have the ability to hold these investments until maturity.
Foreign Currency Exchange Rate Risk
We face market risk to the extent that our U.S. or foreign operations involve the transaction of business in foreign currencies. In addition, our inventory purchases are primarily done in foreign jurisdictions and inventory purchases may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of our contract manufacturers, which could have the effect of increasing the cost of goods sold in the future. We manage these risks primarily by denominating these purchases in U.S. dollars. To mitigate the risk of purchases, that are denominated in foreign currencies, we may enter into forward foreign exchange contracts for terms of no more than two years. A description of our accounting policies for derivative financial instruments is included in Note K – Derivative Instruments to the Condensed Consolidated Financial Statements.
As of March 31, 2023, we had entered into forward foreign exchange contracts with notional amounts totaling $77,084. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of March 31, 2023. As of March 31, 2023, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts, with all other variables held constant, would result in a net increase or decrease in the fair value of our derivatives portfolio of approximately $9,891.
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

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023 (the “2022 Form 10-K”) which could materially affect our business, financial condition, operating results, earnings or stock price, in various ways. The risks described in the 2022 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
($ in thousands, except par value and per share data)

The following table presents the total number of shares of our common stock, par value $0.0001 per share, purchased by us in the three months ended March 31, 2023, the average price paid per share, the amount of shares purchased pursuant to our Share Repurchase Program and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period pursuant to our Share Repurchase Program. See Note F – Share Repurchase Program to the Condensed Consolidated Financial Statements for further details on our Share Repurchase Program. During the three months ended March 31, 2023, there were no sales by us of unregistered shares of common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2023 - 1/31/2023	16	$31.93	—	$94,398
2/1/2023 - 2/28/2023	82	$36.60	68	$91,928
3/1/2023 - 3/31/2023	976	$35.78	899	$59,818
Total	1,074	$35.79	967

(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan, each provide us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy all or part of the tax-withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations and the cost of the option by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax-withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the first quarter of 2023 in connection with the settlement of vested restricted stock to satisfy the cost of options and tax-withholding requirements with an aggregate purchase price of approximately $3,871.

ITEM 6. EXHIBITS

3.01
Second Amended and Restated By-Laws of the Company, dated as November 1, 2022 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on November 2, 2022)

10.1
Second Amendment to Credit Agreement, dated as of April 3, 2023, among Steven Madden, Ltd., the other loan parties party thereto, the lenders party thereto, and Citizens Bank, N.A., as administrative agent (which includes the marked Credit Agreement as Annex I thereto) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2023)

10.2
Credit Approved Receivables Purchasing Agreement, dated as of April 3, 2023, among Steven Madden, Ltd., the subsidiaries and affiliates of Steven Madden, Ltd. party thereto, and The CIT Group/Commercial Services, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2023)

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

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

Dated: May 10, 2023

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ZINE MAZOUZI
Zine Mazouzi
Chief Financial Officer