Form 10-Q
period 2023-06-30
STEVEN MADDEN, LTD.
filed 2023-08-04
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File Number: 0-23702
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
Yes  ☐   No ☒

As of August 1, 2023, there were 75,314,549 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022	June 30, 2022
(in thousands, except par value)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$258,056	$274,713	$150,929
Short-term investments	16,358	15,085	29,569
Accounts receivable, net of allowances of $6,057, $7,721 and $13,095	41,332	37,937	31,377
Factor accounts receivable	256,627	248,228	344,716
Inventories	207,839	228,752	306,547
Prepaid expenses and other current assets	24,282	22,989	31,047
Income tax receivable and prepaid income taxes	23,405	15,853	12,225
Total current assets	827,899	843,557	906,410
Note receivable – related party	201	401	598
Property and equipment, net	42,267	40,664	35,004
Operating lease right-of-use asset	116,871	90,264	85,608
Deposits and other	10,858	12,070	4,029
Deferred taxes	2,135	1,755	6,517
Goodwill – net	168,967	168,085	167,959
Intangibles – net	101,047	101,192	107,167
Total Assets	$1,270,245	$1,257,988	$1,313,292
LIABILITIES
Current liabilities:
Accounts payable	$130,417	$130,542	$105,130
Accrued expenses	134,469	138,523	219,005
Operating leases – current portion	36,593	29,499	31,074
Income taxes payable	7,773	9,403	14,100
Contingent payment liability – current portion	1,153	1,153	2,000
Accrued incentive compensation	7,237	11,788	8,334
Total current liabilities	317,642	320,908	379,643
Operating leases – long-term portion	96,277	79,128	76,023
Deferred tax liabilities	3,923	3,923	3,378
Other liabilities	10,686	10,166	10,930
Total Liabilities	428,528	414,125	469,974
Commitments, contingencies and other (Note M)
STOCKHOLDERS’ EQUITY
Preferred stock – $0.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $0.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $0.0001 par value, 245,000 shares authorized,134,826, 134,456 and 134,427 shares issued, 75,303, 76,796 and 79,007 shares outstanding	8	8	8
Additional paid-in capital	533,550	520,441	508,063
Retained earnings	1,610,487	1,571,123	1,510,651
Accumulated other comprehensive loss	(30,984)	(35,709)	(32,729)
Treasury stock – 59,523, 57,660 and 55,420 shares at cost	(1,288,545)	(1,224,310)	(1,152,459)
Total Steven Madden, Ltd. stockholders’ equity	824,516	831,553	833,534
Noncontrolling interest	17,201	12,310	9,784
Total stockholders’ equity	841,717	843,863	843,318
Total Liabilities and Stockholders’ Equity	$1,270,245	$1,257,988	$1,313,292

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net sales	$442,837	$532,680	$904,574	$1,090,024
Commission and licensing fee income	2,465	2,309	4,562	4,699
Total revenue	445,302	534,989	909,136	1,094,723
Cost of sales (exclusive of depreciation and amortization)	255,432	317,224	524,174	649,060
Gross profit	189,870	217,765	384,962	445,663
Operating expenses	145,830	152,526	294,411	282,528
Income from operations	44,040	65,239	90,551	163,135
Interest and other income/(expense) – net	1,956	(1,291)	3,976	(1,234)
Income before provision for income taxes	45,996	63,948	94,527	161,901
Provision for income taxes	10,923	15,033	22,668	38,393
Net income	35,073	48,915	71,859	123,508
Less: net income attributable to noncontrolling interest	544	455	600	535
Net income attributable to Steven Madden, Ltd.	$34,529	$48,460	$71,259	$122,973

Basic net income per share	$0.47	$0.63	$0.96	$1.60

Diluted net income per share	$0.46	$0.62	$0.95	$1.55

Basic weighted average common shares outstanding	73,613	76,556	74,053	76,902
Effect of dilutive securities – options/restricted stock	1,270	2,158	1,308	2,288
Diluted weighted average common shares outstanding	74,883	78,714	75,361	79,190

Cash dividends declared per common share	$0.21	$0.21	$0.42	$0.42

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(in thousands)	Pre-tax amounts	Tax benefit	After-tax amounts	Pre-tax amounts	Tax benefit	After-tax amounts
Net income			$35,073			$71,859
Other comprehensive income/(loss):
Foreign currency translation adjustment	$4,140	$—	4,140	$5,079	$—	5,079
Loss on cash flow hedging derivatives	(489)	133	(356)	(886)	241	(645)
Total other comprehensive income	$3,651	$133	3,784	$4,193	$241	4,434

Comprehensive income			38,857			76,293
Less: comprehensive income attributable to noncontrolling interests			449			309
Comprehensive income attributable to Steven Madden, Ltd.			$38,408			$75,984

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(in thousands)	Pre-tax amounts	Tax expense	After-tax amounts	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$48,915			$123,508
Other comprehensive income/(loss):
Foreign currency translation adjustment	$(5,564)	$—	(5,564)	$(4,433)	$—	(4,433)
Gain on cash flow hedging derivatives	640	(164)	476	725	(186)	539
Total other comprehensive loss	$(4,924)	$(164)	(5,088)	$(3,708)	$(186)	(3,894)

Comprehensive income			43,827			119,614
Less: comprehensive income/(loss) attributable to noncontrolling interests			74			(174)
Comprehensive income attributable to Steven Madden, Ltd.			$43,753			$119,788

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - March 31, 2023	76,011	$8	$526,844	$1,591,814	$(34,863)	58,735	$(1,262,761)	$16,656	$837,698
Share repurchases and net settlement of awards under stock plan	(788)	—	—	—	—	788	(25,784)	—	(25,784)
Exercise of stock options	26	—	606	—	—	—	—	—	606
Issuance of restricted stock, net of forfeitures	54	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,100	—	—	—	—	—	6,100
Foreign currency translation adjustment	—	—	—	—	4,235	—	—	(95)	4,140
Cash flow hedge (net of tax benefit of $133)	—	—	—	—	(356)	—	—	—	(356)
Dividends on common stock ($0.21 per share)	—	—	—	(15,856)	—	—	—	—	(15,856)
Investment of noncontrolling interest	—	—	—	—	—	—	—	96	96
Net income	—	—	—	34,529	—	—	—	544	35,073
Balance - June 30, 2023	75,303	$8	$533,550	$1,610,487	$(30,984)	59,523	$(1,288,545)	$17,201	$841,717

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2022	76,796	$8	$520,441	$1,571,123	$(35,709)	57,660	$(1,224,310)	$12,310	$843,863
Share repurchases and net settlement of awards under stock plan	(1,863)	—	—	—	—	1,863	(64,235)	—	(64,235)
Exercise of stock options	37	—	870	—	—	—	—	—	870
Issuance of restricted stock, net of forfeitures	333	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	12,239	—	—	—	—	—	12,239
Foreign currency translation adjustment	—	—	—	—	5,370	—	—	(291)	5,079
Cash flow hedge (net of tax benefit of $241)	—	—	—	—	(645)	—	—	—	(645)
Dividends on common stock ($0.42 per share)	—	—	—	(31,895)	—	—	—	—	(31,895)
Investment of noncontrolling interest	—	—	—	—	—	—	—	4,582	4,582
Net income	—	—	—	71,259	—	—	—	600	71,859
Balance - June 30, 2023	75,303	$8	$533,550	$1,610,487	$(30,984)	59,523	$(1,288,545)	$17,201	$841,717

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - March 31, 2022	79,869	$8	$502,254	$1,478,806	$(28,022)	54,492	$(1,117,831)	$8,192	$843,407
Share repurchases and net tax settlement of awards under stock plan	(928)	—	—	—	—	928	(34,628)	—	(34,628)
Exercise of stock options	8	—	140	—	—	—	—	—	140
Issuance of restricted stock, net of forfeitures	58	—	—	—	—	—	—	—	—
Stock-based compensation		—	6,170	—	—	—	—	—	6,170
Foreign currency translation adjustment	—	—	—	—	(5,183)	—	—	(381)	(5,564)
Cash flow hedge (net of tax expense of $164)	—	—	—	—	476	—	—	—	476
Dividends on common stock ($0.21 per share)	—	—	—	(16,615)	—	—	—	—	(16,615)
Sale of minority ownership of joint venture	—	—	(501)	—	—	—	—	1,518	1,017
Net income	—	—	—	48,460	—	—	—	455	48,915
Balance - June 30, 2022	79,007	$8	$508,063	$1,510,651	$(32,729)	55,420	$(1,152,459)	$9,784	$843,318

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2021	80,557	$8	$495,999	$1,421,067	$(29,544)	53,472	$(1,075,432)	$8,440	$820,538
Share repurchases and net tax settlement of awards under stock plan	(1,948)	—	—	—	—	1,948	(77,027)	—	(77,027)
Exercise of stock options	18	—	415	—	—	—	—	—	415
Issuance of restricted stock, net of forfeitures	380	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	12,150	—	—	—	—	—	12,150
Foreign currency translation adjustment	—	—	—	—	(3,724)	—	—	(709)	(4,433)
Cash flow hedge (net of tax expense of $186)	—	—	—	—	539	—	—	—	539
Dividends on common stock ($0.42 per share)	—	—	—	(33,389)	—	—	—	—	(33,389)
Sale of minority ownership of joint venture	—	—	(501)	—	—	—	—	1,518	1,017
Net income	—	—	—	122,973	—	—	—	535	123,508
Balance - June 30, 2022	79,007	$8	$508,063	$1,510,651	$(32,729)	55,420	$(1,152,459)	$9,784	$843,318

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$71,859	$123,508
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	12,239	12,150
Depreciation and amortization	7,257	10,471
Loss on disposal of fixed assets	193	260
Impairment of lease right-of-use asset	95	—
Deferred taxes	—	(1,936)
Accrued interest on note receivable - related party	(4)	(8)
Notes receivable - related party	204	204
Change in valuation of contingent payment liabilities	—	(4,960)
Other operating activities	26	—
Changes, net of acquisitions, in:
Accounts receivable	(3,395)	(4,564)
Factor accounts receivable	(6,256)	20,589
Inventories	22,417	(53,222)
Prepaid expenses, income tax receivables, prepaid taxes, and other assets	(8,572)	(7,676)
Accounts payable and accrued expenses	(7,316)	(44,197)
Accrued incentive compensation	(4,551)	(6,537)
Leases and other liabilities	(1,939)	(3,457)
Payment of contingent consideration	—	(339)
Net cash provided by operating activities	82,257	40,286

Cash flows from investing activities:
Capital expenditures	(7,793)	(5,263)
Purchase of a trademark	—	(2,000)
Purchases of short-term investments	(11,406)	(38,951)
Maturity/sale of short-term investments	10,445	53,803
Net cash (used in)/provided by investing activities	(8,754)	7,589

Cash flows from financing activities:
Proceeds from exercise of stock options	870	415
Investment of noncontrolling interest	4,582	—
Common stock purchased for treasury	(64,235)	(77,027)
Cash dividends paid on common stock	(31,895)	(33,389)
Payment of contingent consideration	—	(4,770)
Net cash used in financing activities	(90,678)	(114,771)
Effect of exchange rate changes on cash and cash equivalents	518	(1,674)
Net decrease in cash and cash equivalents	(16,657)	(68,570)
Cash and cash equivalents – beginning of period	274,713	219,499
Cash and cash equivalents – end of period	$258,056	$150,929

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2023
(in thousands except per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2022 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 1, 2023.

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

Note C – Acquisitions & Sale of Minority Noncontrolling Interest

As of April 1, 2022, the Company sold a 49.9% minority non-controlling interest in Steve Madden South Africa Proprietary Limited for $1,017 to a third party to form a joint venture.

Note D – Short-Term Investments

As of June 30, 2023 and December 31, 2022, short-term investments consisted of certificates of deposit. These securities are classified as current based upon their maturities. As of June 30, 2023 and December 31, 2022, short-term investments amounted to $16,358 and $15,085, respectively, and have original maturities less than or equal to one year as of the balance sheet date.

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
•Level 3: Significant unobservable inputs.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2023
(in thousands except per share data)
The Company’s financial assets and liabilities subject to fair value measurements as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023				December 31, 2022
	Fair value	Level 1	Level 2	Level 3	Fair value	Level 1	Level 2	Level 3
Assets:
Forward contracts	1,281	—	1,281	—	916	—	916	—
Total assets	$1,281	$—	$1,281	$—	$916	$—	$916	$—
Liabilities:
Forward contracts	2,597	—	2,597	—	1,241	—	1,241	—
Total liabilities	$2,597	$—	$2,597	$—	$1,241	$—	$1,241	$—

Forward contracts are used to manage the risk associated with the volatility of future cash flows (see Note L – Derivative Instruments). Fair value of these instruments is based on observable market transactions of spot and forward rates.

The Company's Level 3 balance consists of contingent consideration related to acquisitions. There were no changes in the Company’s Level 3 liabilities for the period ended June 30, 2023. The changes in the Company's Level 3 liabilities for the period ended December 31, 2022 were as follows:

	Balance at January 1, 2022	Adjustments(1)	Transfer out of Level 3(2)	Balance at December 31, 2022
Liabilities:
Contingent consideration	$6,960	(5,807)	(1,153)	$—

(1) In 2022, amount consists of an adjustment of $(5,807) that was included as a benefit in operating expenses, related to the change in valuation of the contingent consideration in connection with the acquisition of B.B. Dakota, Inc.
(2) On December 31, 2022, the transfer out of Level 3 amount of $1,153, which was recorded in the current portion of our contingent payment liabilities on the Consolidated Balance Sheets, represented the current portion of our contingent liabilities and was measured at the amount payable based on actual EBITDA performance for the related performance period. At June 30, 2023, the amount of $1,153 was recorded in the current portion of our contingent payment liabilities on the Consolidated Balance Sheets as the amount will be paid later this year.

At June 30, 2023, the liability for contingent consideration was $1,153 in connection with the August 12, 2019 acquisition of B.B. Dakota, Inc. Pursuant to the terms of an earn-out provision contained in the equity purchase agreement between the Company and the sellers of B.B. Dakota, Inc., the earn-out payments are based on EBITDA performance for the related performance period.

The fair values of trademarks are measured on a non-recurring basis and are determined using Level 3 inputs, including forecasted cash flows, discount rates, and implied royalty rates (see Note K – Goodwill and Intangible Assets).

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
June 30, 2023
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
Lease Position
The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022:

	Classification on the Balance Sheet	June 30, 2023	December 31, 2022
Assets
Noncurrent(1)	Operating lease right-of-use asset	$116,871	$90,264

Liabilities
Current	Operating leases – current portion	$36,593	$29,499
Noncurrent	Operating leases – long-term portion	96,277	79,128
Total operating lease liabilities		$132,870	$108,627

Weighted-average remaining lease term		4.3 years	4.6 years
Weighted-average discount rate		4.8%	4.4%
(1) During the three and six months ended June 30, 2023, the Company recorded a pre-tax impairment charge related to its right-of-use assets of $0 and $95, respectively, recorded in the Wholesale Footwear Segment.

Lease Costs

 The following table presents the composition of lease costs during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$10,565	$8,270	$19,703	$16,525
Variable lease cost	1,107	2,260	1,846	3,654
Less: sublease income	66	66	132	191
Total lease cost	$11,606	$10,464	$21,417	$19,988

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2023
(in thousands except per share data)
Other Information
The following table presents supplemental cash and non-cash information related to the Company's operating leases during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$11,379	$9,674	$21,393	$19,492
Noncash transactions
Right-of-use asset obtained in exchange for new operating lease liabilities	$14,061	$9,450	$44,589	$14,967
Right-of-use asset amortization expense(1)	$9,691	$8,085	$17,887	$15,058

(1) Included in "Leases and other liabilities" in the Consolidated Statement of Cash Flows.

Future Minimum Lease Payments
The following table presents future minimum lease payments for each of the first five years and the total for the remaining years as of June 30, 2023:

2023 (remaining six months)	$22,037
2024	38,878
2025	32,845
2026	23,144
2027	14,009
Thereafter	16,093
Total minimum lease payments	147,006
Less: interest	14,136
Total lease liabilities	$132,870
Note G – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions, the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On May 8, 2023, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $189,900, bringing the total authorization to $250,000. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the three and six months ended June 30, 2023, an aggregate of 773 and 1,739 shares of the Company's common stock, excluding net settlements of employee stock awards, were repurchased under the Share Repurchase Program, at a weighted average price per share of $32.66 and $34.39, for an aggregate purchase price of approximately $25,230 and $59,811, respectively. During the three and six months ended June 30, 2022, an aggregate of 912 and 1,838 shares of the Company's common stock, excluding net settlements of employee stock awards, were repurchased under the Share Repurchase Program, at a weighted average price per share of $37.28 and $39.44, for an aggregate purchase price of approximately $34,013 and $72,488, respectively. As of June 30, 2023, approximately $224,769 remained available for future repurchases under the Share Repurchase Program.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2023
(in thousands except per share data)

The Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (as further amended, the "2006 Plan"), which expired on April 6, 2019, and the Steven Madden, Ltd. 2019 Incentive Compensation Plan (the "2019 Plan") both provide the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding and/or option cost obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation and/or option cost. During the three and six months ended June 30, 2023, an aggregate of 16 and 124 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements and option costs, at an average price per share of $34.55 and $35.78, for an aggregate purchase price of approximately $553 and $4,424, respectively. During the three and six months ended June 30, 2022, an aggregate of 16 and 110 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements and option costs, at an average price per share of $39.05 and $41.25, for an aggregate purchase price of approximately $615 and $4,539, respectively.

Note H – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 2,145 shares for the period ended June 30, 2023, compared to 2,963 shares for the period ended June 30, 2022. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the assumed proceeds, which are deemed to be the proceeds from the exercise plus compensation cost not yet recognized attributable to future services using the treasury method, were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average common shares outstanding:
Basic	73,613	76,556	74,053	76,902
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	1,270	2,158	1,308	2,288
Diluted	74,883	78,714	75,361	79,190

For the three and six months ended June 30, 2023, options to purchase approximately 17 and 9 shares of common stock have been excluded from the calculation of diluted net income per share as the result would have been anti-dilutive. For the three and six months ended June 30, 2022, options to purchase approximately 21 and 9 shares of common stock have been excluded from the calculation of diluted net income per share as the result would have been anti-dilutive. For the three and six months ended June 30, 2023, 79 and 61 restricted shares were excluded from the calculation of diluted net income per share, as compared to approximately 30 and 22 shares that were excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2022, as the result would have been anti-dilutive. The Company had contingently issuable performance awards outstanding that did not meet the performance conditions as of June 30, 2023 and 2022 and, therefore, were excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2023 and 2022. The maximum number of potentially dilutive shares that could be issued upon vesting for these performance awards was approximately 12 and 12 as of June 30, 2023 and 2022, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2023
(in thousands except per share data)
Note I – Income Taxes

The Company’s provision for income taxes for the three and six months ended June 30, 2023 and 2022 is based on the estimated annual effective tax rate, plus or minus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income before provision for income taxes	$45,996	$63,948	$94,527	$161,901
Income tax expense	$10,923	$15,033	$22,668	$38,393
Effective tax rate	23.7%	23.5%	24.0%	23.7%

The difference between the Company’s effective tax rates of 23.7% and 23.5% and 24.0% and 23.7% for the three and six months ended June 30, 2023 and 2022, respectively, is primarily due to the expected jurisdictional mix of profit and losses from each period.

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

Note J – Equity-Based Compensation

The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

Common stock authorized	11,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(6,298)
Common stock available for grant of stock-based awards as of June 30, 2023	4,702

In addition, vested and unvested options to purchase 1,455 shares of common stock and 1,067 shares of unvested restricted stock awarded under the 2006 Plan were outstanding as of June 30, 2023.

Total equity-based compensation for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock	$5,406	$5,209	$10,799	$10,271
Stock options	694	961	1,440	1,879
Total	$6,100	$6,170	$12,239	$12,150

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2023
(in thousands except per share data)
Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Proceeds from stock options exercised	$606	$140	$870	$415
Intrinsic value of stock options exercised	$224	$123	$358	$295

During the three and six months ended June 30, 2023, options to purchase 70 shares vested with a weighted average exercise price of $36.51 and options to purchase 149 shares vested with a weighted average exercise price of $36.57 vested, respectively. During the three and six months ended June 30, 2022, options to purchase 68 shares vested with a weighted average exercise price of $42.73 and options to purchase approximately 378 shares vested with a weighted average exercise price of $31.74. As of June 30, 2023, there were unvested options relating to 307 shares of common stock outstanding with a total of $2,502 of unrecognized compensation cost and an average vesting period of 1.5 years.

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Volatility	40.6% to 48.1%	42.5% to 50.7%
Risk free interest rate	3.7% to 4.0%	1.2% to 3.0%
Expected life in years	3.0 to 5.0	3.0 to 5.0
Dividend yield	2.5%	2.0%
Weighted average fair value	$10.95	$14.08
Activity relating to stock options granted under the Company’s plans during the six months ended June 30, 2023 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	2,766	$29.82
Granted	235	30.72
Exercised	(37)	23.29
Forfeited	(2)	46.28
Expired	(229)	$36.01
Outstanding at June 30, 2023	2,733	$29.45	2.0 years	$13,284
Exercisable at June 30, 2023	2,426	$29.01	1.6 years	$12,779

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2023
(in thousands except per share data)
Activity relating to stock options granted under the Company’s plans during the six months ended June 30, 2022 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	2,531	$29.06
Granted	265	37.06
Exercised	(18)	23.72
Outstanding at June 30, 2022	2,778	$29.86	2.5 years	$12,267
Exercisable at June 30, 2022	2,431	$28.78	2.2 years	$12,196
Restricted Stock
 The following table summarizes restricted stock activity during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1,	2,111	$28.45	2,849	$23.80
Granted	357	33.19	395	41.26
Vested	(299)	34.78	(266)	32.50
Forfeited	(24)	39.87	(15)	33.18
Outstanding at June 30,	2,145	$28.23	2,963	$25.30

As of June 30, 2023, the Company had $43,564 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average period of 3.1 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

Note K – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by reporting unit as of June 30, 2023:

	Wholesale			Net Carrying Amount
	Footwear	Accessories/ Apparel	Direct-to-Consumer
Balance at January 1, 2023	$90,173	$62,688	$15,224	$168,085
Translation	441	—	441	882
Balance at June 30, 2023	$90,614	$62,688	$15,665	$168,967

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2023
(in thousands except per share data)

The following table details identifiable intangible assets as of June 30, 2023:

	Estimated Lives	Cost Basis	Accumulated Amortization	Impairment & Other(1)	Net Carrying Amount
Trade names	1–10 years	$18,695	$(16,075)	$(2,620)	$—
Customer relationships	10–20 years	38,680	(25,533)	(1,942)	11,205
		57,375	(41,608)	(4,562)	11,205
Re-acquired right	indefinite	35,200	—	(8,850)	26,350
Trademarks	indefinite	63,283	—	209	63,492
		$155,858	$(41,608)	$(13,203)	$101,047
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2023
(in thousands except per share data)

The amortization of intangible assets amounted to $461 and $884 for the three and six months ended June 30, 2023 compared to $2,189 and $4,503 for the three and six months ended June 30, 2022 and is included in operating expenses in the Company's Condensed Consolidated Statements of Income. The estimated future amortization expense for intangibles as of June 30, 2023 was as follows:

2023 (remaining six months)	$839
2024	1,679
2025	1,679
2026	1,679
2027	1,451
Thereafter	3,878
Total	$11,205

Note L – Derivative Instruments
The Company uses derivative instruments, specifically forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of June 30, 2023, the Company's entire net forward contracts hedging portfolio consisted of a notional amount of $89,384, with the fair value included on the Consolidated Balance Sheets in other current assets of $1,281 and other current liabilities of $2,597. For the three and six months ended June 30, 2023 and 2022, the Company's hedging activities were considered effective, and, thus, no ineffectiveness from hedging activities was recognized in the Consolidated Statements of Income during the first and second quarters of 2023 and 2022. These gains and losses are recognized in Cost of sales (exclusive of depreciation and amortization) on the Consolidated Statements of Income.
Note M – Commitments, Contingencies and Other
Future Minimum Royalty and Advertising Payments:

The Company has minimum commitments related to a license agreement. The Company sources, distributes, advertises and sells certain of its products pursuant to a license agreement with an unaffiliated licensor. Royalty amounts under the license agreement are based on stipulated minimum net sales and the payment of minimum annual royalty amounts. The license agreement has various terms and renewal options, provided that minimum sales levels and certain other conditions are achieved. As of June 30, 2023, the Company had future minimum royalty and advertising payments of $19,813. Royalty expenses are recognized in Cost of sales (exclusive of depreciation and amortization) on the Consolidated Statements of Income.

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
Letters of Credit:
As of June 30, 2023, the Company had $504 in letters of credit outstanding unrelated to the Company's Credit Agreement.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2023
(in thousands except per share data)

Note N – Operating Segment Information

The Company operates the following operating segments, which are presented as reportable segments: Wholesale Footwear, Wholesale Accessories/Apparel, Direct-to-Consumer, and Licensing. As of January 2023, the Company no longer serves as a buying agent for any of its customers, and as a result no longer reports under the First Cost segment. This change is not considered to have a material or meaningful impact on the Company's operations. Our Wholesale Footwear segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and through our joint ventures and international distributor network. Our Wholesale Accessories/Apparel segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, online retailers, specialty retailers, independent stores and clubs throughout the United States, Canada, Mexico, and Europe and through our joint ventures and international distributor network. Our Direct-to-Consumer segment consists of Steve Madden® and Dolce Vita® full-price retail stores, Steve Madden® outlet stores, and our directly-operated digital e-commerce websites. We operate retail locations in regional malls and shopping centers, as well as high streets in major cities across the United States, Canada, Mexico, Israel, South Africa, Taiwan, China, and the Middle East. Our Licensing segment is engaged in the licensing of the Steve Madden® and Betsey Johnson® trademarks for use in the sale of select apparel, accessory, and home categories as well as various other non-core products.

Our Corporate activities do not constitute a reportable segment and include costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security, and other shared services.

The Chief Operating Decision Maker does not review asset information by segment; therefore we do not present assets in this note.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2023
(in thousands except per share data)

As of and for the three months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Direct-to-Consumer	First Cost	Licensing	Corporate (1)	Consolidated
June 30, 2023
Total revenue	$234,908	$79,723	$314,631	$128,205	$—	$2,466	$—	$445,302
Gross profit	79,045	26,709	105,754	81,650	—	2,466	—	189,870
Income/(loss) from operations	$43,726	$11,380	$55,106	$10,330	$—	$1,271	$(22,667)	$44,040
Capital expenditures	$557	$31	$588	$2,160	$—	$—	$1,255	$4,003
June 30, 2022
Total revenue	$291,397	$105,744	$397,141	$135,539	$77	$2,232	$—	$534,989
Gross profit	101,867	23,648	125,515	89,941	77	2,232	—	217,765
Income/(loss) from operations	$60,001	$5,124	$65,125	$20,472	$174	$1,572	$(22,104)	$65,239
Capital expenditures	$82	$32	$114	$1,298	$—	$—	$255	$1,667

As of and for the six months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Direct-to-Consumer	First Cost	Licensing	Corporate (1)	Consolidated
June 30, 2023
Total revenue	$517,229	$159,540	$676,769	$227,805	$—	$4,562	$—	$909,136
Gross profit	186,567	53,224	239,791	140,609	—	4,562	—	$384,962
Income/(loss) from operations	$105,782	$20,818	$126,600	$6,082	$—	$3,090	$(45,221)	$90,551
Capital expenditures	$694	$91	$785	$4,114	$—	$—	$2,894	$7,793
June 30, 2022
Total revenue	$638,111	$208,027	$846,138	$243,886	$913	$3,786	$—	$1,094,723
Gross profit	235,941	47,562	283,503	157,461	913	3,786	—	$445,663
Income/(loss) from operations	$154,092	$16,495	$170,587	$32,783	$770	$2,607	$(43,612)	$163,135
Capital expenditures	$198	$90	$288	$2,140	$—	$—	$2,835	$5,263

(1) Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security and other shared services.

Revenues by geographic area are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Domestic (1)	$361,405	$453,705	$739,546	$938,666
International	83,897	81,284	169,590	156,057
Total	$445,302	$534,989	$909,136	$1,094,723
(1) Includes revenues of $65,059 and $122,066, respectively, for the three and six months ended June 30, 2023 and $95,340 and $172,577, respectively, for the comparable period in 2022 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by the Company's international entities.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2023
(in thousands except per share data)
Note O – Credit Agreement

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

As of June 30, 2023, the Company had no cash borrowings and no letters of credit outstanding under the Credit Agreement.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2023
(in thousands except per share data)
Note P – Factoring Agreements

In conjunction with the Credit Agreement described in Note O – Credit Agreement, on July 22, 2020, the Company and certain of its subsidiaries (collectively, the “Madden Entities”) entered into an Amended and Restated Deferred Purchase Factoring Agreement (the “Factoring Agreement”) with Rosenthal & Rosenthal, Inc. ("Rosenthal"). Pursuant to the Factoring Agreement, Rosenthal serves as the collection agent with respect to certain receivables of the Madden Entities and is entitled to receive a base commission of 0.20% of the gross invoice amount of each receivable assigned for collection, plus certain additional fees and expenses, subject to certain minimum annual commissions. Rosenthal will generally assume the credit risk resulting from a customer’s financial inability to make payment of credit-approved receivables, which are classified as Factor Receivables. The initial term of the Factoring Agreement is twelve months, subject to automatic renewal for additional twelve-month periods, and the Factoring Agreement may be terminated at any time by Rosenthal or the Madden Entities on 60 days' notice and upon the occurrence of certain other events. The Madden Entities pledged all of their rights under the Factoring Agreement to the Agent under the Credit Agreement to secure obligations arising under the Credit Agreement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2023 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

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
•our ability to maintain adequate liquidity when negatively impacted by unforeseen events such as an epidemic or a pandemic, which may cause disruption to our business operations for an indeterminable period of time;
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

We manage our operations through our operating divisions, which are presented as the following reportable segments: Wholesale Footwear, Wholesale Accessories/Apparel, Direct-to-Consumer, and Licensing. As of January 2023, the Company no longer serves as a buying agent for any of its customers, and as a result no longer reports under the First Cost segment. This change is not considered to have a material or meaningful impact on the Company's operations. Our Wholesale Footwear segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and through our joint ventures and international distributor network. Our Wholesale Accessories/Apparel segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, online retailers, specialty retailers, independent stores and clubs throughout the United States, Canada, Mexico, and Europe and through our joint ventures and international distributor network. Our Direct-to-Consumer segment consists of Steve Madden® and Dolce Vita® full-price retail stores, Steve Madden® outlet stores, and our directly-operated digital e-commerce websites. We operate retail locations in regional malls and shopping centers, as well as high streets in major cities across the United States, Canada, Mexico, Israel, South Africa, Taiwan, China, and the Middle East. Our Licensing segment is engaged in the licensing of the Steve Madden® and Betsey Johnson® trademarks for use in the sale of select apparel, accessory, and home categories as well as various other non-core products. Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security, and other shared services.

Executive Summary

Key Highlights

Total revenue for the quarter ended June 30, 2023 decreased 16.8% to $445,302 compared to $534,989 in the same period of last year. Net income attributable to Steven Madden, Ltd. was $34,529 in the second quarter of 2023 compared to $48,460 in the same period of last year. Our effective tax rate for the second quarter of 2023 increased to 23.7% compared to 23.5% in the second quarter of last year. Diluted earnings per share was $0.46 per share on 74,883 diluted weighted average shares outstanding compared to diluted earnings of $0.62 per share on 78,714 diluted weighted average shares outstanding in the second quarter of last year.

Our inventory turnover (calculated on a trailing four quarter average) for the quarters ended June 30, 2023 and 2022 was 5.2 times respectively. Our total Company accounts receivable average collection days decreased to 69 days in the second quarter of 2023 compared to 74 days in the second quarter of 2022. As of June 30, 2023, we had $274,414 in cash, cash equivalents and short-term investments, no debt and total stockholders’ equity of $841,717. Working capital was $510,257 as of June 30, 2023, compared to $526,767 as of June 30, 2022.

The following tables set forth information on operations for the periods indicated:

Selected Financial Information

	Three Months Ended June 30,
(in thousands, except for number of stores)	2023		2022
CONSOLIDATED:
Net sales	$442,837	99.4%	$532,680	99.6%
Commission and licensing income	2,465	0.6%	2,309	0.4%
Total revenue	445,302	100.0%	534,989	100.0%
Cost of sales (exclusive of depreciation and amortization)	255,432	57.4%	317,224	59.3%
Gross profit	189,870	42.6%	217,765	40.7%
Operating expenses	145,830	32.7%	152,526	28.5%
Income from operations	44,040	9.9%	65,239	12.2%
Interest and other income/(expense) – net	1,956	0.4%	(1,291)	(0.2%)
Income before provision for income taxes	$45,996	10.3%	$63,948	12.0%
Net income attributable to Steven Madden, Ltd.	$34,529	7.8%	$48,460	9.1%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total Revenue	$234,908	100.0%	$291,397	100.0%
Cost of sales (exclusive of depreciation and amortization)	155,863	66.4%	189,530	65.0%
Gross profit	79,045	33.6%	101,867	35.0%
Operating expenses	35,319	15.0%	41,866	14.4%
Income from operations	$43,726	18.6%	$60,001	20.6%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total Revenue	$79,723	100.0%	$105,744	100.0%
Cost of sales (exclusive of depreciation and amortization)	53,014	66.5%	82,096	77.6%
Gross profit	26,709	33.5%	23,648	22.4%
Operating expenses	15,329	19.2%	18,524	17.5%
Income from operations	$11,380	14.3%	$5,124	4.8%

DIRECT-TO-CONSUMER SEGMENT:
Total Revenue	$128,205	100.0%	$135,539	100.0%
Cost of sales (exclusive of depreciation and amortization)	46,555	36.3%	45,598	33.6%
Gross profit	81,650	63.7%	89,941	66.4%
Operating expenses	71,320	55.6%	69,469	51.3%
Income from operations	$10,330	8.1%	$20,472	15.1%
Number of stores	247		219

FIRST COST SEGMENT:
Commission income	$—	—%	$77	100.0%
Gross profit	—	—%	77	100.0%
Operating benefit	—	—%	(97)	(126.0%)
Income from operations	$—	—%	$174	226.0%

LICENSING SEGMENT:
Licensing income	$2,466	100.0%	$2,232	100.0%
Gross profit	2,466	100.0%	2,232	100.0%
Operating expenses	1,195	48.5%	660	29.6%
Income from operations	$1,271	51.5%	$1,572	70.4%

Corporate:
Operating expenses	$(22,667)	—%	$(22,104)	—%
Loss from operations	$(22,667)	—%	$(22,104)	—%

RESULTS OF OPERATIONS
($ in thousands, except for number of stores)

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Consolidated:

Total revenue for the three months ended June 30, 2023 decreased 16.8% to $445,302 compared to $534,989 in the same period of last year, due to decreases in the Wholesale business and to a lesser extent, a decline in the Direct-to-Consumer business. Gross profit was $189,870, or 42.6% of total revenue, as compared to $217,765, or 40.7% of total revenue, in the prior-year period. The increase in gross profit as a percentage of total revenue was primarily driven by an improvement in gross margin in the Wholesale Accessories/Apparel business, lower freight cost and business mix partially offset by an increase in promotional activity. Operating expenses in the second quarter of 2023 were $145,830, or 32.7% of total revenue, as compared to $152,526, or 28.5% of total revenue, in the second quarter of the prior year. The increase in operating expenses as a percentage of total revenue was primarily attributable to the deleveraging of expenses on a lower revenue base partially offset by the accelerated amortization of a trademark in the prior year period. Income from operations for the three months ended June 30, 2023 decreased to $44,040, or 9.9% of total revenue, as compared to $65,239, or 12.2% of total revenue, in the prior-year period. The effective tax rate in the second quarter of 2023 was 23.7% compared to 23.5% in the second quarter of last year. Net income attributable to Steven Madden, Ltd. for the second quarter of 2023 was $34,529 compared to $48,460 in the second quarter of 2022.

Wholesale Footwear Segment:

Revenue from the Wholesale Footwear segment in the second quarter of 2023 accounted for $234,908, or 52.8% of total revenue, as compared to $291,397, or 54.5% of total revenue, in the second quarter of 2022. Wholesale Footwear revenue decreased 19.4% compared to the second quarter of 2022 due to a moderation in wholesale customers' order patterns as they continue to focus on inventory control in a challenging retail environment. This reduction in orders impacted both our branded and private label businesses. Gross profit was $79,045, or 33.6% of Wholesale Footwear revenue, in the second quarter of 2023 as compared to $101,867, or 35.0% of Wholesale Footwear revenue, in the second quarter of 2022. The decrease in gross profit as a percentage of revenue was primarily due to higher promotional activity partially offset by lower freight expenses and a lower penetration of our private label business. Operating expenses in the second quarter of 2023 were $35,319, or 15.0% of Wholesale Footwear revenue, as compared to $41,866, or 14.4% of Wholesale Footwear revenue, in the second quarter of the prior year. The increase in operating expenses as a percentage of Wholesale Footwear revenue was primarily attributable to the deleveraging expenses on a lower revenue base. Income from operations decreased to $43,726, or 18.6% of Wholesale Footwear revenue, in the second quarter of 2023 as compared to $60,001, or 20.6% of Wholesale Footwear revenue in the second quarter of the prior year.

Wholesale Accessories/Apparel Segment:

Revenue from the Wholesale Accessories/Apparel segment in the second quarter of 2023 accounted for $79,723, or 17.9% of total revenue, as compared to $105,744, or 19.8% of total revenue, in the second quarter of 2022. Wholesale Accessories/Apparel revenue decreased 24.6% compared to the second quarter of 2022 due to a moderation in wholesale customers' order patterns as they continue to focus on inventory control in a challenging retail environment. This reduction in orders impacted both our branded and private label businesses. Gross profit was $26,709, or 33.5% of Wholesale Accessories/Apparel revenue, in the second quarter of 2023 as compared to $23,648, or 22.4% of Wholesale Accessories/Apparel revenue, in the second quarter of the prior year. The increase in gross profit as a percentage of revenue was due to lower freight expenses, improved production costs, and a lower penetration of our private label business. Operating expenses in the second quarter of 2023 were $15,329, or 19.2% of Wholesale Accessories/Apparel revenue, as compared to $18,524, or 17.5% of Wholesale Accessories/Apparel revenue, in the second quarter of the prior year. The increase in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to deleveraging of expenses on a lower revenue base partially offset by the accelerated amortization of a trademark in the prior year period. Income from operations for the Wholesale Accessories/Apparel segment in the second quarter of 2023 was $11,380, or 14.3% of Wholesale Accessories/Apparel revenue, as compared to $5,124, or 4.8% of Wholesale Accessories/Apparel revenue in the second quarter of the prior year.

Direct-to-Consumer Segment:

In the second quarter of 2023, revenue from the Direct-to-Consumer segment accounted for $128,205, or 28.8% of total revenue, as compared to $135,539, or 25.3% of total revenue, in the second quarter of 2022. Revenue decreased 5.4% compared to the prior year period, driven by declines in our brick-and-mortar stores and to a lesser extent our e-commerce channel. As of June 30, 2023, we operated 242 brick-and-mortar stores and five e-commerce websites compared to 213 brick-and-mortar stores and six e-commerce websites as of June 30, 2022. In addition, we operated 22 concessions in international markets as of June 30, 2023 compared to 19 concessions in international markets as of June 30, 2022. Gross profit in the second quarter of 2023 was $81,650, or 63.7% of Direct-to-Consumer revenue, compared to $89,941, or 66.4% of Direct-to-Consumer revenue, in the second quarter of 2022. The decrease in gross profit as a percentage of revenue was primarily due to an increase in promotional activity. Operating expenses in the second quarter of 2023 were $71,320, or 55.6% of Direct-to-Consumer revenue, as compared to $69,469, or 51.3% of Direct-to-Consumer revenue, in the second quarter of 2022. The increase in operating expenses as a percentage of revenue was primarily attributable to the deleveraging of expenses on a lower revenue base. In the second quarter of 2023, income from operations for the Direct-to-Consumer segment was $10,330, or 8.1% of Direct-to-Consumer revenue, as compared to $20,472, or 15.1% of Direct-to-Consumer revenue, in the second quarter of the prior year.

First Cost Segment:

As of January 2023, the Company no longer serves as a buying agent for any of its customers, and as a result no longer reports under the First Cost segment. This change is not considered to have a material or meaningful impact on the Company's operations. In the second quarter of 2022, commission income generated by the First Cost segment was $77, operating benefit was $97, and income from operations was $174.

Licensing Segment:

Royalty income generated by the Licensing segment accounted for $2,466, or 0.6% of total revenue, in the second quarter of 2023 compared to $2,232, or 0.4% of total revenue, in the second quarter of 2022. Royalty income increased 10.5% compared to the prior year period driven by an increase in Steve Madden licensed businesses. Operating expenses were $1,195 in the current period compared to $660 in the same period of last year. In the second quarter of 2023, income from operations for the Licensing segment was $1,271 as compared to $1,572 in the same period last year.

Corporate:

Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security, and other shared services. Corporate operating expenses were $22,667, or 5.1% of total revenue, in the second quarter of 2023 as compared to $22,104, or 4.1% of total revenue, in the second quarter of 2022.

Selected Financial Information

	Six Months Ended June 30,
(in thousands, except for number of stores)	2023		2022
CONSOLIDATED:
Net sales	$904,574	99.5%	$1,090,024	99.6%
Commission and licensing income	4,562	0.5%	4,699	0.4%
Total revenue	909,136	100.0%	1,094,723	100.0%
Cost of sales (exclusive of depreciation and amortization)	524,174	57.7%	649,060	59.3%
Gross profit	384,962	42.3%	445,663	40.7%
Operating expenses	294,411	32.4%	282,528	25.8%
Income from operations	90,551	10.0%	163,135	14.9%
Interest and other income/(expense) – net	3,976	0.4%	(1,234)	(0.1)%
Income before provision for income taxes	$94,527	10.4%	$161,901	14.8%
Net income attributable to Steven Madden, Ltd.	$71,259	7.8%	$122,973	11.2%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total revenue	$517,229	100.0%	$638,111	100.0%
Cost of sales (exclusive of depreciation and amortization)	330,662	63.9%	402,170	63.0%
Gross profit	186,567	36.1%	235,941	37.0%
Operating expenses	80,785	15.6%	81,849	12.8%
Income from operations	$105,782	20.5%	$154,092	24.1%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total revenue	$159,540	100.0%	$208,027	100.0%
Cost of sales (exclusive of depreciation and amortization)	106,316	66.6%	160,465	77.1%
Gross profit	53,224	33.4%	47,562	22.9%
Operating expenses	32,406	20.3%	31,067	14.9%
Income from operations	$20,818	13.0%	$16,495	7.9%

DIRECT-TO-CONSUMER SEGMENT:
Total revenue	$227,805	100.0%	$243,886	100.0%
Cost of sales (exclusive of depreciation and amortization)	87,196	38.3%	86,425	35.4%
Gross profit	140,609	61.7%	157,461	64.6%
Operating expenses	134,527	59.1%	124,678	51.1%
Income from operations	$6,082	2.7%	$32,783	13.4%
Number of stores	247		219

FIRST COST SEGMENT:
Commission income	$—	—%	$913	100.0%
Gross profit	—	—%	913	100.0%
Operating expenses	—	—%	143	15.7%
Income from operations	$—	—%	$770	84.3%

LICENSING SEGMENT:
Licensing income	$4,562	100.0%	$3,786	100.0%
Gross profit	4,562	100.0%	3,786	100.0%
Operating expenses	1,472	32.3%	1,179	31.1%
Income from operations	$3,090	67.7%	$2,607	68.9%

Corporate:
Operating expenses	$(45,221)	—%	$(43,612)	—%
Loss from operations	$(45,221)	—%	$(43,612)	—%

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Consolidated:

Total revenue in the six months ended June 30, 2023 decreased 17.0% to $909,136 compared to $1,094,723 in the same period of last year with decreases in the Wholesale Footwear, Wholesale Accessories/Apparel and Direct-to-Consumer businesses. Gross profit was $384,962, or 42.3% of total revenue, as compared to $445,663, or 40.7% of total revenue, in the prior-year period. Gross profit as a percentage of total revenue increased compared to the prior year period, primarily driven by an improvement in gross margin in the Wholesale Accessories/Apparel business, lower freight cost and business mix partially offset by an increase in promotional activity. Operating expenses for the first six months of 2023 were $294,411, or 32.4% of total revenue, as compared to $282,528, or 25.8% of total revenue, in the first six months of the prior year. The increase in operating expenses as a percentage of total revenue was attributable to deleveraging of expenses on a lower revenue base and a benefit from the change in valuation of our contingent consideration in the prior year partially offset by the accelerated amortization of a trademark in the prior year. Income from operations decreased to $90,551, or 10.0% of total revenue, as compared to income from operations of $163,135, or 14.9% of total revenue, in the prior-year period. The effective tax rate in the first six months of 2023 was 24.0% compared to 23.7% in the first six months of last year. Net income attributable to Steven Madden, Ltd. in the first six months of 2023 was $71,259 compared to $122,973 in the same period of 2022.

Wholesale Footwear Segment:

Revenue from the Wholesale Footwear segment in the first six months of 2023 accounted for $517,229, or 56.9% of total revenue, as compared to $638,111, or 58.3% of total revenue, in the first six months of 2022. The 18.9% decrease in revenue in the current period is due to a moderation in wholesale customers' order patterns as they continue to focus on inventory control in a challenging retail environment. This reduction in orders impacted both our branded and private label businesses. Gross profit was $186,567, or 36.1% of Wholesale Footwear revenue, in the first six months of 2023 as compared to $235,941, or 37.0% of Wholesale Footwear revenue, in the first six months of 2022. The decrease of gross profit as a percentage of revenue was primarily due to higher promotional activity partially offset by lower freight expenses and a lower penetration of our private label business. Operating expenses in the first six months of 2023 were $80,785, or 15.6% of Wholesale Footwear revenue, as compared to $81,849, or 12.8% of Wholesale Footwear revenue, in the first six months of the prior year. The increase in operating expenses as a percentage of Wholesale Footwear revenue was primarily due to deleveraging of expenses on a lower revenue base. Income from operations decreased to $105,782, or 20.5% of Wholesale Footwear revenue in the first six months of 2023 as compared to $154,092, or 24.1% of Wholesale Footwear revenue, in the same period of the prior year.

Wholesale Accessories/Apparel Segment:

Revenue from the Wholesale Accessories/Apparel segment in the first six months of 2023 accounted for $159,540, or 17.5% of total revenue, as compared to $208,027, or 19.0% of total revenue, in the first six months of 2022. The 23.3% decrease in revenue in the current period is due to a moderation in wholesale customers' order patterns as they continue to focus on inventory control in a challenging retail environment. This reduction in orders impacted both our branded and private label businesses. Gross profit was $53,224, or 33.4% of Wholesale Accessories/Apparel revenue, in the first six months of 2023 as compared to $47,562, or 22.9% of Wholesale Accessories/Apparel revenue, in the first six months of the prior year. The increase of gross profit as a percentage of revenue was primarily due to lower freight costs, improved production costs, lower markdown allowances and a lower penetration of our private label business. Operating expenses in the first six months of 2023 were $32,406, or 20.3% of Wholesale Accessories/Apparel revenue, as compared to $31,067, or 14.9% of Wholesale Accessories/Apparel revenue, in the same period of last year. The increase in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to deleveraging of expenses on a lower revenue base and the benefit from the change in valuation of our contingent consideration in the prior year partially offset by the accelerated amortization of a trademark in the prior year. Income from operations for the Wholesale Accessories/Apparel segment in the first six months of 2023 was $20,818, or 13.0% of Wholesale Accessories/Apparel revenue, as compared to $16,495, or 7.9% of Wholesale Accessories/Apparel revenue, in the same period of the prior year.

Direct-to-Consumer Segment:

In the first six months of 2023, revenue from the Direct-to-Consumer segment accounted for $227,805, or 25.1% of total revenue, as compared to $243,886, or 22.3% of total revenue, in the first six months of 2022. The 6.6% decrease in revenue was driven by decreases in both our brick-and-mortar stores and e-commerce businesses. Gross profit in the first six months of 2023 was $140,609, or 61.7% of Direct-to-Consumer revenue, compared to $157,461, or 64.6% of Direct-to-Consumer revenue, in the first six months of 2022. The decrease in gross profit as a percentage of revenue was primarily due to an increase in promotional activity. Operating expenses in the first six months of 2023 were $134,527, or 59.1% of Direct-to-Consumer revenue, as compared to $124,678, or 51.1% of Direct-to-Consumer revenue, in the first six months of 2022. The increase in operating expenses as a percentage of revenue was primarily attributable to deleveraging of expenses on a lower revenue base. In the first six months of 2023, income from operations for the Direct-to-Consumer segment was $6,082, or 2.7% of Direct-to-Consumer revenue, as compared to $32,783, or 13.4% of Direct-to-Consumer revenue, in the same period last year.

First Cost Segment:

As of January 2023, the Company no longer serves as a buying agent for any of its customers, and as a result no longer reports under the First Cost segment. This change is not considered to have a material or meaningful impact on the Company's operations. In the first six months of 2022, commission income generated by the First Cost segment accounted for $913, operating expenses were $143, and income from operations was $770.

Licensing Segment:

Royalty income generated by the Licensing segment accounted for $4,562, or 0.5% of total revenue, in the first six months of 2023 compared to $3,786, or 0.3% of total revenue, in the first six months of 2022. Operating expenses increased to $1,472 in the current period compared to $1,179 in the same period of last year. Income from the Licensing segment was $3,090 in the first six months of 2023 as compared to $2,607 in the same period last year.

Corporate:

Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security, and other shared services. Corporate operating expenses amounted to $45,221 or 5.0% of total revenue in the first six months of 2023 as compared to $43,612 or 4.0% of total revenue in the same period last year.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments totaled $274,414 and $289,798 at June 30, 2023 and December 31, 2022, respectively. Of the total cash, cash equivalents and short-term investments as of June 30, 2023, $134,552, or approximately 49%, was held in our foreign subsidiaries, and of the total cash, cash equivalents and short-term investments on December 31, 2022, $133,729, or approximately 46%, was held in our foreign subsidiaries.
On July 22, 2020, we entered into a $150,000, five-year, asset-based revolving credit facility with various lenders and Citizens Bank, N.A. On March 25, 2022, we entered into an amendment to the revolving credit facility, which replaced the London Interbank Offering Rate (“LIBOR”) with the Bloomberg Short-Term Bank Yield Index (“BSBY”) as the interest rate benchmark, among other changes.
As of June 30, 2023, we had working capital of $510,257, cash and cash equivalents of $258,056, short-term investments of $16,358, no cash borrowing and $504 in letters of credit outstanding unrelated to the Credit Agreement.
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

Cash Flows
A summary of our cash provided by and used in operating, investing, and financing activities was as follows:
Operating Activities

Cash provided by operations was $82,257 for the six months ended June 30, 2023 compared to $40,286 in the same period of last year. The increase in cash provided by operations was primarily driven by less cash used in inventories and accounts payable and accrued expenses partially offset by unfavorable changes in net income and receivables.

Investing Activities

Cash used in investing activities was $8,754 for the six months ended June 30, 2023, which consisted of purchases of $11,406 in short-term investments offset by cash received of $10,445 from the maturities and sales of short-term investments. We also made capital expenditures of $7,793, principally for leasehold improvements, new stores and systems enhancements.

Financing Activities

During the six months ended June 30, 2023, net cash used in financing activities was $90,678, which primarily consisted of share repurchases of $64,235, cash dividends paid of $31,895, partially offset by an investment of a noncontrolling interest of $4,582.

Contractual Obligations

Our contractual obligations as of June 30, 2023 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2023	2024-2025	2026-2027	2028 and after
Operating lease obligations(1)	$147,006	$22,037	$71,723	$37,153	$16,093
Purchase obligations	138,775	137,819	956	—	—
Future minimum royalty and advertising payments	19,813	1,813	12,000	6,000	—
Transition tax	11,721	2,930	8,791	—	—
Total	$317,315	$164,599	$93,470	$43,153	$16,093
(1) Refer to Note F – Leases to the Condensed Consolidated Financial Statements included in this Quarterly Report for further information.

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
We have employment agreements with our Creative and Design Chief, Steven Madden, and certain executive officers, which provide for the payment of compensation aggregating to approximately $5,259 in the remainder of 2023, $9,588 in 2024, and $8,048 in 2025. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits, including stock-related compensation.
Transition tax of $11,721 was the result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). Excluded from the contractual obligations table above are long-term taxes payable of $1,145 as of June 30, 2023 primarily related to uncertain tax positions, for which we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year due to uncertainties in the timing of tax audit outcomes.
Dividends
On August 1, 2023, our Board of Directors approved a quarterly cash dividend. The quarterly dividend of $0.21 per share is payable on September 25, 2023 to stockholders of record as of the close of business on September 15, 2023.

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

Off-Balance Sheet Arrangements
In addition to the commitments included in the Contractual Obligations table above, we have outstanding letters of credit of $504 outstanding as of June 30, 2023 related to the purchase of inventory. These letters of credit expire at various dates through 2030.
We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our consolidated financial statements. Refer to Note M – Commitments, Contingencies and Other to the Condensed Consolidated Financial Statements included in this Quarterly Report for further information.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)

Interest Rate Risk
We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and the BSBY. The terms of our $150,000 asset-based revolving credit agreement (the “Credit Facility”) and our collection agency agreements with Rosenthal & Rosenthal, Inc. and CIT Group/Commercial Services, Inc. can be found in the Liquidity and Capital Resources section of Item 2 and in Note O – Credit Agreement and Note P – Factoring Agreements, respectively, to the Condensed Consolidated Financial Statements included in this Quarterly Report. Because we had no cash borrowings under the Credit Facility as of June 30, 2023, a 10% change in interest rates, with all other variables held constant, would have an immaterial effect on our reported interest expense.
As of June 30, 2023, we held short-term investments valued at $16,358, which consist of certificates of deposit. We have the ability to hold these investments until maturity.
Foreign Currency Exchange Rate Risk
We face market risk to the extent that our U.S. or foreign operations involve the transaction of business in foreign currencies. In addition, our inventory purchases are primarily done in foreign jurisdictions and inventory purchases may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of our contract manufacturers, which could have the effect of increasing the cost of goods sold in the future. We manage these risks primarily by denominating these purchases in U.S. dollars. To mitigate the risk of purchases, that are denominated in foreign currencies, we may enter into forward foreign exchange contracts for terms of no more than two years. A description of our accounting policies for derivative financial instruments is included in Note L – Derivative Instruments to the Condensed Consolidated Financial Statements.
As of June 30, 2023, we had entered into forward foreign exchange contracts with notional amounts totaling $89,384. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of June 30, 2023. As of June 30, 2023, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts, with all other variables held constant, would result in a net increase or decrease in the fair value of our derivatives portfolio of approximately $132, which is immaterial to the Condensed Consolidated Financial Statements.
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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023 (the “2022 Form 10-K”) which could materially affect our business, financial condition, operating results, earnings or stock price, in various ways. The risks described in the 2022 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
($ in thousands, except par value and per share data)

The following table presents the total number of shares of our common stock, par value $0.0001 per share, purchased by us in the three months ended June 30, 2023, the average price paid per share, the amount of shares purchased pursuant to our Share Repurchase Program and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period pursuant to our Share Repurchase Program. See Note G – Share Repurchase Program to the Condensed Consolidated Financial Statements for further details on our Share Repurchase Program. During the three months ended June 30, 2023, there were no sales by us of unregistered shares of common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2023 - 4/30/2023	6	$35.85	—	$59,818
5/1/2023 - 5/31/2023	418	$32.01	410	$236,880
6/1/2023 - 6/30/2023	364	$33.43	362	$224,769
Total	788	$32.70	772

(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan, each provide us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy all or part of the tax-withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations and the cost of the option by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax-withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the second quarter of 2023 in connection with the settlement of vested restricted stock to satisfy the cost of options and tax-withholding requirements with an aggregate purchase price of approximately $553.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

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

Dated: August 4, 2023

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ZINE MAZOUZI
Zine Mazouzi
Chief Financial Officer