Form 10-Q
period 2023-09-30
STEVEN MADDEN, LTD.
filed 2023-11-09
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
Yes  ☐   No ☒

As of November 6, 2023, there were 74,608,209 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022	September 30, 2022
(in thousands, except par value)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$191,804	$274,713	$139,194
Short-term investments	14,641	15,085	9,051
Accounts receivable, net of allowances of $4,513, $7,721 and $8,636	58,538	37,937	48,601
Factor accounts receivable	342,871	248,228	341,141
Inventories	205,693	228,752	244,315
Prepaid expenses and other current assets	24,334	22,989	25,531
Income tax receivable and prepaid income taxes	15,702	15,853	9,416
Total current assets	853,583	843,557	817,249
Note receivable – related party	100	401	499
Property and equipment, net	44,920	40,664	36,861
Operating lease right-of-use asset	113,058	90,264	90,407
Deposits and other	10,567	12,070	3,655
Deferred taxes	1,570	1,755	6,945
Goodwill – net	168,612	168,085	167,652
Intangibles – net	99,817	101,192	102,967
Total Assets	$1,292,227	$1,257,988	$1,226,235
LIABILITIES
Current liabilities:
Accounts payable	$140,623	$130,542	$99,173
Accrued expenses	129,754	138,523	119,650
Operating leases – current portion	36,521	29,499	30,234
Income taxes payable	13,519	9,403	19,161
Contingent payment liability	1,153	1,153	440
Accrued incentive compensation	10,190	11,788	11,423
Total current liabilities	331,760	320,908	280,081
Operating leases – long-term portion	91,916	79,128	79,906
Deferred tax liabilities	3,923	3,923	3,378
Other liabilities	10,914	10,166	10,930
Total Liabilities	438,513	414,125	374,295
Commitments, contingencies and other (Note M)
STOCKHOLDERS’ EQUITY
Preferred stock – $0.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $0.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $0.0001 par value, 245,000 shares authorized,136,430, 134,456 and 134,443 shares issued, 74,610, 76,796 and 77,906 shares outstanding	8	8	8
Additional paid-in capital	579,473	520,441	514,156
Retained earnings	1,659,202	1,571,123	1,555,563
Accumulated other comprehensive loss	(33,428)	(35,709)	(39,887)
Treasury stock – 61,820, 57,660 and 56,537 shares at cost	(1,368,217)	(1,224,310)	(1,187,537)
Total Steven Madden, Ltd. stockholders’ equity	837,038	831,553	842,303
Noncontrolling interest	16,676	12,310	9,637
Total stockholders’ equity	853,714	843,863	851,940
Total Liabilities and Stockholders’ Equity	$1,292,227	$1,257,988	$1,226,235

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net sales	$549,846	$553,120	$1,454,420	$1,643,144
Commission and licensing fee income	2,886	3,523	7,448	8,222
Total revenue	552,732	556,643	1,461,868	1,651,366
Cost of sales (exclusive of depreciation and amortization)	320,107	327,167	844,281	976,227
Gross profit	232,625	229,476	617,587	675,139
Operating expenses	149,887	150,724	444,298	433,252
Income from operations	82,738	78,752	173,289	241,887
Interest and other income – net	1,922	1,340	5,898	106
Income before provision for income taxes	84,660	80,092	179,187	241,993
Provision for income taxes	19,552	18,335	42,219	56,728
Net income	65,108	61,757	136,968	185,265
Less: net income attributable to noncontrolling interest	695	460	1,295	995
Net income attributable to Steven Madden, Ltd.	$64,413	$61,297	$135,673	$184,270

Basic net income per share	$0.88	$0.81	$1.84	$2.41

Diluted net income per share	$0.87	$0.79	$1.81	$2.35

Basic weighted average common shares outstanding	72,943	75,598	73,679	76,463
Effect of dilutive securities – options/restricted stock	1,128	1,798	1,238	2,116
Diluted weighted average common shares outstanding	74,071	77,396	74,917	78,579

Cash dividends declared per common share	$0.21	$0.21	$0.63	$0.63

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in thousands)	Pre-tax amounts	Tax expense	After-tax amounts	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$65,108			$136,968
Other comprehensive income/(loss):
Foreign currency translation adjustment	$(3,897)	$—	(3,897)	$1,182	$—	1,182
Loss on cash flow hedging derivatives	2,104	(769)	1,335	1,087	(398)	690
Total other comprehensive income/(loss)	$(1,793)	$(769)	(2,562)	$2,269	$(398)	1,872

Comprehensive income			62,546			138,840
Less: comprehensive income attributable to noncontrolling interests			577			886
Comprehensive income attributable to Steven Madden, Ltd.			$61,969			$137,954

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(in thousands)	Pre-tax amounts	Tax benefit	After-tax amounts	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$61,757			$185,265
Other comprehensive income/(loss):
Foreign currency translation adjustment	$(7,712)	$—	(7,712)	$(12,145)	$—	(12,145)
(Loss)/gain on cash flow hedging derivatives	(148)	40	(108)	591	(160)	431
Total other comprehensive loss	$(7,860)	$40	(7,820)	$(11,554)	$(160)	(11,714)

Comprehensive income			53,937			173,551
Less: comprehensive loss attributable to noncontrolling interests			(202)			(376)
Comprehensive income attributable to Steven Madden, Ltd.			$54,139			$173,927

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - June 30, 2023	75,303	$8	$533,550	$1,610,487	$(30,984)	59,523	$(1,288,545)	$17,201	$841,717
Common stock repurchased and net settlements of restricted stock awards	(920)	—	—	—	—	920	(31,441)	—	(31,441)
Exercise of stock options	214	—	39,992	—	—	1,377	(48,231)	—	(8,239)
Issuance of restricted stock, net of forfeitures	13	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,931	—	—	—	—	—	5,931
Foreign currency translation adjustment	—	—	—	—	(3,779)	—	—	(118)	(3,897)
Cash flow hedge (net of tax expense of $769)	—	—	—	—	1,335	—	—	—	1,335
Dividends on common stock ($0.21 per share)	—	—	—	(15,698)	—	—	—	—	(15,698)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(1,102)	(1,102)
Net income	—	—	—	64,413	—	—	—	695	65,108
Balance - September 30, 2023	74,610	8	579,473	1,659,202	(33,428)	61,820	(1,368,217)	16,676	853,714

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2022	76,796	$8	$520,441	$1,571,123	$(35,709)	57,660	$(1,224,310)	$12,310	$843,863
Common stock repurchased and net settlements of restricted stock awards	(2,781)	—	—	—	—	2,781	(95,591)	—	(95,591)
Exercise of stock options	248	—	40,863	—	—	1,379	(48,316)	—	(7,453)
Issuance of restricted stock, net of forfeitures	347	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	18,169	—	—	—	—	—	18,169
Foreign currency translation adjustment	—	—	—	—	1,591	—	—	(409)	1,182
Cash flow hedge (net of tax expense of $398)	—	—	—	—	690	—	—	—	690
Dividends on common stock ($0.63 per share)	—	—	—	(47,594)	—	—	—	—	(47,594)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(1,102)	(1,102)
Investment of noncontrolling interest	—	—	—	—	—	—	—	4,582	4,582
Net income	—	—	—	135,673	—	—	—	1,295	136,968
Balance - September 30, 2023	74,610	$8	$579,473	$1,659,202	$(33,428)	61,820	$(1,368,217)	$16,676	$853,714

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - June 30, 2022	79,007	$8	$508,063	$1,510,651	$(32,729)	55,420	$(1,152,459)	$9,784	$843,318
Common stock repurchased and net settlements of restricted stock awards	(1,117)	—	—	—	—	1,117	(35,078)	—	(35,078)
Issuance of restricted stock, net of forfeitures	16	—	—	—	—	—	—	—	—
Stock-based compensation		—	6,148	—	—	—	—	—	6,148
Foreign currency translation adjustment	—	—	—	—	(7,050)	—	—	(662)	(7,712)
Cash flow hedge (net of tax benefit of $40)	—	—	—	—	(108)	—	—	—	(108)
Dividends on common stock ($0.21 per share)	—	—	—	(16,385)	—	—	—	—	(16,385)
Sale of minority noncontrolling interest of a subsidiary	—	—	(55)	—	—	—	—	55	—
Net income	—	—	—	61,297	—	—	—	460	61,757
Balance - September 30, 2022	77,906	8	514,156	1,555,563	(39,887)	56,537	(1,187,537)	9,637	851,940

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2021	80,557	$8	$495,999	$1,421,067	$(29,544)	53,472	$(1,075,432)	$8,440	$820,538
Common stock repurchased and net settlements of restricted stock awards	(3,065)	—	—	—	—	3,065	(112,105)	—	(112,105)
Exercise of stock options	18	—	415	—	—	—	—	—	415
Issuance of restricted stock, net of forfeitures	396	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	18,298	—	—	—	—	—	18,298
Foreign currency translation adjustment	—	—	—	—	(10,774)	—	—	(1,371)	(12,145)
Cash flow hedge (net of tax expense of $160)	—	—	—	—	431	—	—	—	431
Dividends on common stock ($0.63 per share)	—	—	—	(49,774)	—	—	—	—	(49,774)
Sale of minority noncontrolling interest of a subsidiary	—	—	(556)	—	—	—	—	1,573	1,017
Net income	—	—	—	184,270	—	—	—	995	185,265
Balance - September 30, 2022	77,906	8	514,156	1,555,563	(39,887)	56,537	(1,187,537)	9,637	851,940

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$136,968	$185,265
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	18,169	18,298
Depreciation and amortization	11,138	15,425
Loss on disposal of fixed assets	204	312
Impairment of lease right-of-use asset	95	—
Deferred taxes	—	(2,364)
Accrued interest on note receivable - related party	(6)	(12)
Notes receivable - related party	307	307
Change in valuation of contingent payment liabilities	—	(6,520)
Other operating activities	417	—
Changes, net of acquisitions, in:
Accounts receivable	(20,601)	(25,623)
Factor accounts receivable	(93,274)	23,841
Inventories	23,541	6,842
Prepaid expenses, income tax receivables, prepaid taxes, and other assets	(264)	120
Accounts payable and accrued expenses	4,991	(140,144)
Accrued incentive compensation	(1,598)	(3,448)
Leases and other liabilities	(2,331)	(5,213)
Payment of contingent consideration	—	(339)
Net cash provided by operating activities	77,756	66,747

Cash flows from investing activities:
Capital expenditures	(13,899)	(10,115)
Purchase of a trademark	—	(2,000)
Purchases of short-term investments	(15,979)	(38,951)
Maturity/sale of short-term investments	16,335	73,726
Net cash (used in)/provided by investing activities	(13,543)	22,660

Cash flows from financing activities:

Common stock repurchased and net settlements of stock awards	(104,215)	(112,105)
Proceeds from exercise of stock options	1,171	415
Investment of noncontrolling interest	4,582	—
Cash dividends paid on common stock	(47,594)	(49,774)
Payment of contingent consideration	—	(4,770)
Distribution of noncontrolling interest	(1,102)	—
Net cash used in financing activities	(147,158)	(166,234)
Effect of exchange rate changes on cash and cash equivalents	36	(3,478)
Net decrease in cash and cash equivalents	(82,909)	(80,305)
Cash and cash equivalents – beginning of period	274,713	219,499
Cash and cash equivalents – end of period	$191,804	$139,194

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2023
(in thousands except per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2022 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 1, 2023.

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

Note C – Sale of Minority Noncontrolling Interest

As of April 1, 2022, the Company sold a 49.9% minority non-controlling interest in Steve Madden South Africa Proprietary Limited for $1,017 to a third party to form a joint venture.

Note D – Short-Term Investments

As of September 30, 2023 and December 31, 2022, short-term investments consisted of certificates of deposit. These securities are classified as current based upon their maturities. As of September 30, 2023 and December 31, 2022, short-term investments amounted to $14,641 and $15,085, respectively, and have original maturities less than or equal to one year as of the balance sheet date.

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
•Level 3: Significant unobservable inputs.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2023
(in thousands except per share data)

The Company’s financial assets and liabilities subject to fair value measurements as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023				December 31, 2022
	Fair value	Level 1	Level 2	Level 3	Fair value	Level 1	Level 2	Level 3
Assets:
Forward contracts	1,418	—	1,418	—	916	—	916	—
Total assets	$1,418	$—	$1,418	$—	$916	$—	$916	$—
Liabilities:
Forward contracts	839	—	839	—	1,241	—	1,241	—
Total liabilities	$839	$—	$839	$—	$1,241	$—	$1,241	$—

Forward contracts are used to manage the risk associated with the volatility of future cash flows (see Note L – Derivative Instruments). Fair value of these instruments is based on observable market transactions of spot and forward rates.

The Company's Level 3 balance consists of contingent consideration related to acquisitions. There were no changes in the Company’s Level 3 liabilities for the period ended September 30, 2023. The changes in the Company's Level 3 liabilities for the period ended December 31, 2022 were as follows:

	Balance at January 1, 2022	Adjustments(1)	Transfer out of Level 3(2)	Balance at December 31, 2022
Liabilities:
Contingent consideration	$6,960	(5,807)	(1,153)	$—

(1) In 2022, amount consists of an adjustment of $(5,807) that was included as a benefit in operating expenses, related to the change in valuation of the contingent consideration in connection with the acquisition of B.B. Dakota, Inc.
(2) On December 31, 2022, the transfer out of Level 3 amount of $1,153, which was recorded in the current portion of our contingent payment liabilities on the Consolidated Balance Sheets, represented the current portion of our contingent liabilities and was measured at the amount payable based on actual EBITDA performance for the related performance period. At September 30, 2023, the amount of $1,153 was recorded in the current portion of our contingent payment liabilities on the Consolidated Balance Sheets as the amount will be paid in the fourth quarter of this year.

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
September 30, 2023
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
Lease Position
The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022:

	Classification on the Balance Sheet	September 30, 2023	December 31, 2022
Assets
Noncurrent(1)	Operating lease right-of-use asset	$113,058	$90,264

Liabilities
Current	Operating leases – current portion	$36,521	$29,499
Noncurrent	Operating leases – long-term portion	91,916	79,128
Total operating lease liabilities		$128,437	$108,627

Weighted-average remaining lease term		4.1 years	4.6 years
Weighted-average discount rate		4.9%	4.4%
(1) During the three and nine months ended September 30, 2023, the Company recorded a pre-tax impairment charge related to its right-of-use assets of $0 and $95, respectively, recorded in the Wholesale Footwear Segment.

Lease Costs

 The following table presents the composition of lease costs during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$10,573	$8,620	$30,276	$25,145
Variable lease cost	945	1,774	2,791	5,428
Less: sublease income	66	66	198	257
Total lease cost	$11,452	$10,328	$32,869	$30,316

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2023
(in thousands except per share data)
Other Information
The following table presents supplemental cash and non-cash information related to the Company's operating leases during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$11,311	$9,887	$32,704	$29,379
Noncash transactions
Right-of-use asset obtained in exchange for new operating lease liabilities	$6,180	$13,460	$50,769	$28,427
Right-of-use asset amortization expense(1)	$9,993	$8,411	$27,880	$23,469

(1) Included in "Leases and other liabilities" in the Consolidated Statement of Cash Flows.

Future Minimum Lease Payments
The following table presents future minimum lease payments for each of the first five years and the total for the remaining years as of September 30, 2023:

2023 (remaining three months)	$11,101
2024	40,109
2025	34,281
2026	24,818
2027	15,150
Thereafter	16,704
Total minimum lease payments	142,163
Less: interest	13,726
Total lease liabilities	$128,437
Note G – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions, the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On May 8, 2023, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $189,900, bringing the total authorization to $250,000. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the three and nine months ended September 30, 2023, an aggregate of 914 and 2,654 shares of the Company's common stock, excluding net settlements of employee stock awards, were repurchased under the Share Repurchase Program, at a weighted average price per share of $34.01 and $34.26, for an aggregate purchase price of approximately $31,094 and $90,905, respectively. During the three and nine months ended September 30, 2022, an aggregate of 1,112 and 2,950 shares of the Company's common stock, excluding net settlements of employee stock awards, were repurchased under the Share Repurchase Program, at a weighted average price per share of $31.43 and $36.42, for an aggregate purchase price of

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2023
(in thousands except per share data)
approximately $34,940 and $107,428, respectively. As of September 30, 2023, approximately $193,676 remained available for future repurchases under the Share Repurchase Program.

The Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (as further amended, the "2006 Plan"), which expired on April 6, 2019, and the Steven Madden, Ltd. 2019 Incentive Compensation Plan (the "2019 Plan") both provide the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding and/or option cost obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation and/or option cost. During the three and nine months ended September 30, 2023, an aggregate of 1,383 and 1,506 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements and option costs, at an average price per share of $35.14 and $35.19, for an aggregate purchase price of approximately $48,578 and $53,003, respectively. During the three and nine months ended September 30, 2022, an aggregate of 4 and 115 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements and option costs, at an average price per share of $30.64 and $40.83, for an aggregate purchase price of approximately $138 and $4,676, respectively.

Note H – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 2,142 shares for the period ended September 30, 2023, compared to 2,964 shares for the period ended September 30, 2022. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the assumed proceeds, which are deemed to be the proceeds from the exercise plus compensation cost not yet recognized attributable to future services using the treasury method, were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income attributable to Steven Madden, Ltd.	$64,413	$61,297	$135,673	$184,270

Basic net income per share	$0.88	$0.81	$1.84	$2.41

Diluted net income per share	$0.87	$0.79	$1.81	$2.35

Weighted average common shares outstanding:
Basic	72,943	75,598	73,679	76,463
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	1,128	1,798	1,238	2,116
Diluted	74,071	77,396	74,917	78,579

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2023
(in thousands except per share data)
For the three and nine months ended September 30, 2023, options to purchase approximately 27 and 15 shares of common stock have been excluded from the calculation of diluted net income per share as the result would have been anti-dilutive. For the three and nine months ended September 30, 2022, options to purchase approximately 0 and 25 shares of common stock have been excluded from the calculation of diluted net income per share as the result would have been anti-dilutive. For the three and nine months ended September 30, 2023, 43 and 56 restricted shares were excluded from the calculation of diluted net income per share, as compared to approximately 125 and 39 shares that were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2022, as the result would have been anti-dilutive. The Company had contingently issuable performance awards outstanding that did not meet the performance conditions as of September 30, 2023 and 2022 and, therefore, were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2023 and 2022. The maximum number of potentially dilutive shares that could be issued upon vesting for these performance awards was approximately 12 and 12 as of September 30, 2023 and 2022, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities.

Note I – Income Taxes

The Company’s provision for income taxes for the three and nine months ended September 30, 2023 and 2022 is based on the estimated annual effective tax rate, plus or minus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income before provision for income taxes	$84,660	$80,092	$179,187	$241,993
Income tax expense	$19,552	$18,335	$42,219	$56,728
Effective tax rate	23.1%	22.9%	23.6%	23.4%

The difference between the Company’s effective tax rates of 23.1% and 22.9% and 23.6% and 23.4% for the three and nine months ended September 30, 2023 and 2022, respectively, is primarily due to the expected jurisdictional mix of profit and losses from each period.

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

Note J – Equity-Based Compensation

The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

Common stock authorized	11,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(6,341)
Common stock available for grant of stock-based awards as of September 30, 2023	4,659

In addition, vested and unvested options to purchase 90 shares of common stock and 1,061 shares of unvested restricted stock awarded under the 2006 Plan were outstanding as of September 30, 2023.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2023
(in thousands except per share data)
Total equity-based compensation for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted stock	$5,351	$5,372	$16,150	$15,643
Stock options	579	776	2,019	2,655
Total	$5,930	$6,148	$18,169	$18,298

Equity-based compensation is included in operating expenses on the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Proceeds from stock options exercised	$371	$—	$1,171	$415
Intrinsic value of stock options exercised	$15,731	$—	$16,089	$295

During the three and nine months ended September 30, 2023, options to purchase 57 shares vested with a weighted average exercise price of $30.72 and options to purchase 206 shares vested with a weighted average exercise price of $34.95 vested, respectively. During the three and nine months ended September 30, 2022, options to purchase 58 shares vested with a weighted average exercise price of $35.89 and options to purchase approximately 436 shares vested with a weighted average exercise price of $32.29. As of September 30, 2023, there were unvested options relating to 250 shares of common stock outstanding with a total of $1,888 of unrecognized compensation cost and an average vesting period of 1.4 years.

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Volatility	40.6% to 48.1%	42.5% to 51.1%
Risk free interest rate	3.7% to 4.0%	1.2% to 3.0%
Expected life in years	3.0 to 5.0	3.0 to 5.0
Dividend yield	2.5%	2.1%
Weighted average fair value	$10.95	$13.42

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2023
(in thousands except per share data)
Activity relating to stock options granted under the Company’s plans during the nine months ended September 30, 2023 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	2,766	$29.82
Granted	235	30.72
Exercised	(1,627)	25.11
Forfeited	(2)	46.28
Expired	(229)	36.01
Outstanding at September 30, 2023	1,143	$35.43	3.4 years	$833
Exercisable at September 30, 2023	893	$35.99	3.1 years	$610
Activity relating to stock options granted under the Company’s plans during the nine months ended September 30, 2022 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	2,531	$29.06
Granted	266	37.04
Exercised	(18)	23.72
Outstanding at September 30, 2022	2,779	$29.86	2.3 years	$2,613
Exercisable at September 30, 2022	2,488	$28.94	2.0 years	$2,595
Restricted Stock
 The following table summarizes restricted stock activity during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1,	2,111	$28.45	2,849	$23.80
Granted	384	33.23	421	40.58
Vested	(316)	34.74	(281)	32.54
Forfeited	(37)	37.82	(25)	35.61
Outstanding at September 30,	2,142	$28.22	2,964	$25.26

As of September 30, 2023, the Company had $38,806 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average period of 3.1 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2023
(in thousands except per share data)

Note K – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by reporting unit as of September 30, 2023:

	Wholesale			Net Carrying Amount
	Footwear	Accessories/ Apparel	Direct-to-Consumer
Balance at January 1, 2023	$90,173	$62,688	$15,224	$168,085
Translation	230	—	297	527
Balance at September 30, 2023	$90,403	$62,688	$15,521	$168,612

The following table details identifiable intangible assets as of September 30, 2023:

	Estimated Lives	Cost Basis	Accumulated Amortization	Impairment & Other(1)	Net Carrying Amount
Trade names	1–10 years	$18,695	$(16,075)	$(2,620)	$—
Customer relationships	10–20 years	38,680	(26,481)	(1,511)	10,688
		57,375	(42,556)	(4,131)	10,688
Re-acquired right	indefinite	35,200	—	(9,493)	25,707
Trademarks	indefinite	63,283	—	139	63,422
		$155,858	$(42,556)	$(13,485)	$99,817
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2023
(in thousands except per share data)
The Company evaluates its goodwill and indefinite-lived intangible assets for indicators of impairment at least annually in the third quarter of each year and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. A quantitative assessment of goodwill and indefinite-lived intangible assets was performed as of July 1, 2023. In conducting the quantitative impairment assessments for goodwill and indefinite-lived intangibles, the Company concluded that the fair values of its reporting units exceeded their carrying values and the fair values of its indefinite-lived intangibles exceeded their respective carrying values. A qualitative assessment of goodwill and indefinite-lived intangible assets was performed as of July 1, 2022. In conducting the qualitative impairment assessments for goodwill and indefinite-lived intangibles, the Company concluded that it is more likely than not that the fair values of its reporting units exceeded their carrying values and the fair values of its indefinite-lived intangibles exceeded their respective carrying values. Therefore, in 2023 and 2022, as a result of the annual tests, no impairment charges were recorded for goodwill and intangibles.

The amortization of intangible assets amounted to $463 and $1,347 for the three and nine months ended September 30, 2023 compared to $2,250 and $6,753 for the three and nine months ended September 30, 2022 and is included in operating expenses in the Company's Condensed Consolidated Statements of Income. The estimated future amortization expense for intangibles as of September 30, 2023 was as follows:

2023 (remaining three months)	$416
2024	1,664
2025	1,664
2026	1,664
2027	1,438
Thereafter	3,842
Total	$10,688

Note L – Derivative Instruments
The Company uses derivative instruments, specifically forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of September 30, 2023, the Company's entire net forward contracts hedging portfolio consisted of a notional amount of $74,930 , with the fair value included on the Consolidated Balance Sheets in other current assets of $1,418 and other current liabilities of $839. For the three and nine months ended September 30, 2023 and 2022, the Company's hedging activities were considered effective, and, thus, no ineffectiveness from hedging activities was recognized in the Consolidated Statements of Income during the three quarters of 2023 and 2022. These gains and losses are recognized in Cost of sales (exclusive of depreciation and amortization) on the Consolidated Statements of Income.
Note M – Commitments, Contingencies and Other
Future Minimum Royalty and Advertising Payments:

The Company has minimum commitments related to a license agreement. The Company sources, distributes, advertises and sells certain of its products pursuant to a license agreement with an unaffiliated licensor. Royalty amounts under the license agreement are based on stipulated minimum net sales and the payment of minimum annual royalty amounts. The license agreement has various terms and renewal options, provided that minimum sales levels and certain other conditions are achieved. As of September 30, 2023, the Company had future minimum royalty and advertising payments of $18,000. Royalty expenses are recognized in Cost of sales (exclusive of depreciation and amortization) on the Consolidated Statements of Income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2023
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
Letters of Credit:
As of September 30, 2023, the Company had $504 in letters of credit outstanding unrelated to the Company's Credit Agreement.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2023
(in thousands except per share data)

For the three months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Direct-to-Consumer	First Cost	Licensing	Corporate (1)	Consolidated
September 30, 2023
Total revenue	$306,058	$127,395	$433,453	$116,393	$—	$2,886	$—	$552,732
Gross profit	112,288	43,366	155,654	74,085	—	2,886	—	232,625
Income/(loss) from operations	$68,291	$24,164	$92,455	$9,741	$—	$2,157	$(21,615)	$82,738
Capital expenditures	$1,577	$39	$1,616	$3,520	$—	$—	$970	$6,106
September 30, 2022
Total revenue	$330,775	$103,851	$434,626	$118,494	$1	$3,522	$—	$556,643
Gross profit	124,355	29,054	153,409	72,544	1	3,522	—	229,476
Income/(loss) from operations	$78,577	$8,974	$87,551	$9,885	$(60)	$3,268	$(21,892)	$78,752
Capital expenditures	$146	$144	$290	$2,128	$—	$—	$2,434	$4,852

For the nine months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Direct-to-Consumer	First Cost	Licensing	Corporate (1)	Consolidated
September 30, 2023
Total revenue	$823,288	$286,935	$1,110,223	$344,197	$—	$7,448	$—	$1,461,868
Gross profit	298,856	96,590	395,446	214,693	—	7,448	—	$617,587
Income/(loss) from operations	$174,072	$44,983	$219,055	$15,823	$—	$5,247	$(66,836)	$173,289
Capital expenditures	$2,271	$130	$2,401	$7,633	$—	$—	$3,865	$13,899
September 30, 2022
Total revenue	$968,886	$311,877	$1,280,763	$362,381	$914	$7,308	$—	$1,651,366
Gross profit	360,296	76,616	436,912	230,005	914	7,308	—	$675,139
Income/(loss) from operations	$232,669	$25,470	$258,139	$42,667	$710	$5,875	$(65,504)	$241,887
Capital expenditures	$344	$234	$578	$4,268	$—	$—	$5,269	$10,115

(1) Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security and other shared services.

Revenues by geographic area are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Domestic (1)	$443,435	$448,873	$1,182,981	$1,387,539
International	109,297	107,770	278,887	263,827
Total	$552,732	$556,643	$1,461,868	$1,651,366
(1) Includes revenues of $73,205 and $195,272, respectively, for the three and nine months ended September 30, 2023 and $50,417 and $222,915, respectively, for the comparable period in 2022 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by the Company's international entities.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2023
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

As of September 30, 2023, the Company had no cash borrowings and no letters of credit outstanding under the Credit Agreement

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2023
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

Note Q – Subsequent Event

Acquisition

On October 20, 2023, Daniel M. Friedman & Associates, Inc. (“Buyer”), a New York corporation and a wholly-owned subsidiary of the Company, acquired substantially all of the assets and certain liabilities (the “Business”) of Turn On Products Inc. d/b/a Almost Famous (“Seller” or “Almost Famous”), pursuant to an Asset Purchase Agreement, by and among Buyer, the Company, Seller and the holders of capital stock of Seller. Almost Famous is a designer and marketer of women’s junior apparel and has been the exclusive licensee of Madden NYC apparel since its launch in 2022. Almost Famous distributes its products to wholesale customers, including mass merchants, department stores, off-price retailers and chain stores within the United States. Almost Famous markets products under its own brands, primarily Almost Famous, as well as private label brands for various retailers. The purchase price for the Business was $52 million in cash, subject to a customary working capital adjustment, plus future contingent payments based on the Business achieving certain EBIT targets through September 30, 2027.

Credit Agreement

On October 23, 2023, the Company, and certain subsidiaries of the Company acting as guarantors, entered into the Amendment which amended the Company’s Credit Agreement, as previously amended (the “Existing Agreement”). The Amendment amended the Existing Agreement to accommodate changes made to the Company’s factoring arrangement with CIT pursuant to the Notification Factoring Rider as described below.

As of October 23, 2023, the Credit Agreement continued to provide for a $150 million revolving credit facility scheduled to mature on March 20, 2027, and no loans or letters of credit were outstanding under the Credit Agreement.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2023
(in thousands except per share data)

Factoring Agreement

On October 23, 2023, the Company and Daniel M. Friedman & Associates, Inc. (“DMFA”), a wholly-owned subsidiary of the Company, entered into a Notification Factoring Rider to the Credit Approved Receivables Purchasing Agreement (“Notification Factoring Rider”) that amended and supplemented the Factoring Agreement, dated April 3, 2023, among the Company, DMFA and certain of the Company’s other subsidiaries party thereto (collectively with the Company, the “Madden Entities”), and CIT. The Notification Factoring Rider enables certain receivables generated from assets acquired by DMFA from Turn On Products Inc. d/b/a Almost Famous (“Post-Acquisition Receivables”), which assets were acquired by DMFA on October 20, 2023, to be subject to the Factoring Agreement.

The Notification Factoring Rider modifies the Factoring Agreement to require, in respect of certain Post-Acquisition Receivables, payment to CIT of a base fee ranging from 0.10% to 0.20% of the gross face amount of such Post-Acquisition Receivables assigned to CIT for collection. CIT will generally assume the credit risk resulting from a customer’s financial inability to make payment with respect to certain credit approved Post-Acquisition Receivables. The Company or DMFA may terminate the Notification Factoring Rider, separately from the Factoring Agreement, by giving CIT at least 10 days’ prior written notice of termination. As with monies due and to become due under the Factoring Agreement generally, monies due and to become due to the Company and DMFA under the Notification Factoring Rider are pledged in favor of the Agent to secure obligations under or in connection with the Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2023 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

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

This Quarterly Report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, among others, statements regarding revenue and earnings guidance, plans, strategies, objectives, expectations and intentions. You can identify forward-looking statements by words such as: “may,” “will,” “expect,” “believe,” “should,” “anticipate,” “project,” “predict,” “plan,” “intend,” or “estimate,” and similar expressions or the negative of these expressions. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they represent our current beliefs, expectations and assumptions regarding anticipated events and trends affecting our business and industry based on information available as of the time such statements are made. We caution investors that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which may be outside of our control. Our actual results and financial condition may differ materially from those indicated in these forward-looking statements. As such, investors should not rely upon them. Important risk factors include:

•geopolitical tensions in the regions in which we operate and any related challenging macroeconomic conditions globally may materially and adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations and financial condition;
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

Executive Summary

Key Highlights

Total revenue for the quarter ended September 30, 2023 decreased 0.7% to $552,732 compared to $556,643 in the same period of last year. Net income attributable to Steven Madden, Ltd. was $64,413 in the third quarter of 2023 compared to $61,297 in the same period of last year. Our effective tax rate for the third quarter of 2023 increased to 23.1% compared to 22.9% in the third quarter of last year. Diluted earnings per share was $0.87 per share on 74,071 diluted weighted average shares outstanding compared to diluted earnings of $0.79 per share on 77,396 diluted weighted average shares outstanding in the third quarter of last year.

Our inventory turnover (calculated on a trailing four quarter average) for the quarter ended September 30, 2023 was 5.4 compared to 5.1 times at September 30, 2022. Our total Company accounts receivable average collection days decreased to 61 days in the third quarter of 2023 compared to 68 days in the third quarter of 2022. As of September 30, 2023, we had $206,445 in cash, cash equivalents and short-term investments, no debt and total stockholders’ equity of $853,714. Working capital was $521,823 as of September 30, 2023, compared to $537,168 as of September 30, 2022.

The following tables set forth information on operations for the periods indicated:

Selected Financial Information

	Three Months Ended September 30,
(in thousands, except for number of stores)	2023		2022
CONSOLIDATED:
Net sales	$549,846	99.5%	$553,120	99.4%
Commission and licensing income	2,886	0.5%	3,523	0.6%
Total revenue	552,732	100.0%	556,643	100.0%
Cost of sales (exclusive of depreciation and amortization)	320,107	57.9%	327,167	58.8%
Gross profit	232,625	42.1%	229,476	41.2%
Operating expenses	149,887	27.1%	150,724	27.1%
Income from operations	82,738	15.0%	78,752	14.1%
Interest and other income – net	1,922	0.3%	1,340	0.2%
Income before provision for income taxes	$84,660	15.3%	$80,092	14.4%
Net income attributable to Steven Madden, Ltd.	$64,413	11.7%	$61,297	11.0%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total Revenue	$306,058	100.0%	$330,775	100.0%
Cost of sales (exclusive of depreciation and amortization)	193,770	63.3%	206,420	62.4%
Gross profit	112,288	36.7%	124,355	37.6%
Operating expenses	43,997	14.4%	45,778	13.8%
Income from operations	$68,291	22.3%	$78,577	23.8%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total Revenue	$127,395	100.0%	$103,851	100.0%
Cost of sales (exclusive of depreciation and amortization)	84,029	66.0%	74,797	72.0%
Gross profit	43,366	34.0%	29,054	28.0%
Operating expenses	19,202	15.1%	20,080	19.3%
Income from operations	$24,164	19.0%	$8,974	8.6%

DIRECT-TO-CONSUMER SEGMENT:
Total Revenue	$116,393	100.0%	$118,494	100.0%
Cost of sales (exclusive of depreciation and amortization)	42,308	36.3%	45,950	38.8%
Gross profit	74,085	63.7%	72,544	61.2%
Operating expenses	64,344	55.3%	62,659	52.9%
Income from operations	$9,741	8.4%	$9,885	8.3%
Number of stores	256		222

FIRST COST SEGMENT:
Commission income	$—	—%	$1	100.0%
Gross profit	—	—%	1	100.0%
Operating expenses	—	—%	61	6,100.0%
Loss from operations	$—	—%	$(60)	(6,000.0%)

LICENSING SEGMENT:
Licensing income	$2,886	100.0%	$3,522	100.0%
Gross profit	2,886	100.0%	3,522	100.0%
Operating expenses	729	25.3%	254	7.2%
Income from operations	$2,157	74.7%	$3,268	92.8%

Corporate:
Operating expenses	$21,615	—%	$21,892	—%
Loss from operations	$(21,615)	—%	$(21,892)	—%

RESULTS OF OPERATIONS
($ in thousands, except for number of stores)

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Consolidated:

Total revenue for the three months ended September 30, 2023 decreased 0.7% to $552,732 compared to $556,643 in the same period of the prior year, due to decreases in both the Wholesale Footwear and Direct-to-Consumer businesses partially offset by an increase in the Wholesale Accessories/Apparel business. Gross profit was $232,625, or 42.1% of total revenue, as compared to $229,476, or 41.2% of total revenue, in the prior-year period. The increase in gross profit as a percentage of total revenue was primarily driven by improvement in gross margin in the Wholesale Accessories/Apparel and Direct-to-Consumer segments, partially offset by lower gross margin in the Wholesale Footwear segment. Operating expenses in the third quarter of 2023 were $149,887, or 27.1% of total revenue, as compared to $150,724, or 27.1% of total revenue, in the third quarter of the prior year. Income from operations for the three months ended September 30, 2023 increased to $82,738, or 15.0% of total revenue, as compared to $78,752, or 14.1% of total revenue, in the prior-year period. The effective tax rate in the third quarter of 2023 was 23.1% compared to 22.9% in the third quarter of last year. Net income attributable to Steven Madden, Ltd. for the third quarter of 2023 was $64,413 compared to $61,297 in the third quarter of 2022.

Wholesale Footwear Segment:

Revenue from the Wholesale Footwear segment in the third quarter of 2023 accounted for $306,058, or 55.4% of total revenue, as compared to $330,775, or 59.4% of total revenue, in the third quarter of 2022. Wholesale Footwear revenue decreased 7.5% compared to the same quarter of 2022 due to continued moderation in wholesale customers' order patterns as they continue to focus on inventory control in a challenging retail environment. Gross profit was $112,288, or 36.7% of Wholesale Footwear revenue, in the third quarter of 2023 as compared to $124,355, or 37.6% of Wholesale Footwear revenue, in the third quarter of 2022. The decrease in gross profit as a percentage of revenue was primarily due to a higher penetration of the private label business. Operating expenses in the third quarter of 2023 were $43,997, or 14.4% of Wholesale Footwear revenue, as compared to $45,778, or 13.8% of Wholesale Footwear revenue, in the third quarter of the prior year. The increase in operating expenses as a percentage of Wholesale Footwear revenue was primarily attributable to expense deleverage on a lower revenue base. Income from operations decreased to $68,291, or 22.3% of Wholesale Footwear revenue, in the third quarter of 2023 as compared to $78,577, or 23.8% of Wholesale Footwear revenue in the third quarter of the prior year.

Wholesale Accessories/Apparel Segment:

Revenue from the Wholesale Accessories/Apparel segment in the third quarter of 2023 accounted for $127,395, or 23.0% of total revenue, as compared to $103,851, or 18.7% of total revenue, in the third quarter of 2022. Wholesale Accessories/Apparel revenue increased 22.7% compared to the same quarter of 2022 driven by strength in Steve Madden handbags. Gross profit was $43,366, or 34.0% of Wholesale Accessories/Apparel revenue, in the third quarter of 2023 as compared to $29,054, or 28.0% of Wholesale Accessories/Apparel revenue, in the third quarter of the prior year. The increase in gross profit as a percentage of revenue was due to lower freight expenses, improved production costs, and a lower penetration of our private label business. Operating expenses in the third quarter of 2023 were $19,202, or 15.1% of Wholesale Accessories/Apparel revenue, as compared to $20,080, or 19.3% of Wholesale Accessories/Apparel revenue, in the third quarter of the prior year. The decrease in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to expense leverage on a higher revenue base and the unfavorable impact of the accelerated amortization of a trademark that occurred in the third quarter of 2022, partially offset by the benefit in connection with the change in valuation of our contingent consideration that occurred in the third quarter of 2022. Income from operations increased to $24,164, or 19.0% of Wholesale Accessories/Apparel revenue, in the third quarter of 2023, as compared to $8,974, or 8.6% of Wholesale Accessories/Apparel revenue in the third quarter of the prior year.

Direct-to-Consumer Segment:

In the third quarter of 2023, revenue from the Direct-to-Consumer segment accounted for $116,393, or 21.1% of total revenue, as compared to $118,494, or 21.3% of total revenue, in the third quarter of 2022. Revenue decreased 1.8% compared to the prior year period, primarily driven by a decline in our e-commerce business and brick-and-mortar comparable store sales, partially offset by the addition of the Middle East joint-venture. As of September 30, 2023, we operated 251 brick-and-mortar stores and five e-commerce websites compared to 216 brick-and-mortar stores and six e-commerce websites as of September 30, 2022. In addition, we operated 22 concessions in international markets as of September 30, 2023 compared to 20 concessions in international markets as of September 30, 2022. Gross profit in the third quarter of 2023 was $74,085, or 63.7% of Direct-to-Consumer revenue, compared to $72,544, or 61.2% of Direct-to-Consumer revenue, in the third quarter of 2022. The increase in gross profit as a percentage of revenue was primarily due to lower freight expenses and a reduction in promotional activity. Operating expenses in the third quarter of 2023 were $64,344, or 55.3% of Direct-to-Consumer revenue, as compared to $62,659, or 52.9% of Direct-to-Consumer revenue, in the third quarter of 2022. The increase in operating expenses as a percentage of revenue was primarily attributable to expense deleverage on a lower revenue base. In the third quarter of 2023, income from operations for the Direct-to-Consumer segment decreased to $9,741, or 8.4% of Direct-to-Consumer revenue, as compared to $9,885, or 8.3% of Direct-to-Consumer revenue, in the third quarter of the prior year.

First Cost Segment:

As of January 2023, the Company no longer serves as a buying agent for any of its customers, and as a result no longer reports under the First Cost segment. This change is not considered to have a material or meaningful impact on the Company's operations. In the third quarter of 2022, commission income generated by the First Cost segment was $1, operating expenses was $61, and loss from operations was $60.

Licensing Segment:

Royalty income generated by the Licensing segment accounted for $2,886, or 0.5% of total revenue, in the third quarter of 2023 compared to $3,522, or 0.6% of total revenue, in the third quarter of 2022. Operating expenses were $729 in the current period compared to $254 in the same period of the prior year. In the third quarter of 2023, income from operations for the Licensing segment was $2,157 as compared to $3,268 in the same period last year.

Corporate:

Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security, and other shared services. Corporate operating expenses were $21,615, or 3.9% of total revenue, in the third quarter of 2023 as compared to $21,892, or 3.9% of total revenue, in the third quarter of 2022.

Selected Financial Information

	Nine Months Ended September 30,
(in thousands, except for number of stores)	2023		2022
CONSOLIDATED:
Net sales	$1,454,420	99.5%	$1,643,144	99.5%
Commission and licensing income	7,448	0.5%	8,222	0.5%
Total revenue	1,461,868	100.0%	1,651,366	100.0%
Cost of sales (exclusive of depreciation and amortization)	844,281	57.8%	976,227	59.1%
Gross profit	617,587	42.2%	675,139	40.9%
Operating expenses	444,298	30.4%	433,252	26.2%
Income from operations	173,289	11.9%	241,887	14.6%
Interest and other income – net	5,898	0.4%	106	—%
Income before provision for income taxes	$179,187	12.3%	$241,993	14.7%
Net income attributable to Steven Madden, Ltd.	$135,673	9.3%	$184,270	11.2%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total revenue	$823,288	100.0%	$968,886	100.0%
Cost of sales (exclusive of depreciation and amortization)	524,432	63.7%	608,590	62.8%
Gross profit	298,856	36.3%	360,296	37.2%
Operating expenses	124,784	15.2%	127,627	13.2%
Income from operations	$174,072	21.1%	$232,669	24.0%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total revenue	$286,935	100.0%	$311,877	100.0%
Cost of sales (exclusive of depreciation and amortization)	190,345	66.3%	235,261	75.4%
Gross profit	96,590	33.7%	76,616	24.6%
Operating expenses	51,607	18.0%	51,146	16.4%
Income from operations	$44,983	15.7%	$25,470	8.2%

DIRECT-TO-CONSUMER SEGMENT:
Total revenue	$344,197	100.0%	$362,381	100.0%
Cost of sales (exclusive of depreciation and amortization)	129,504	37.6%	132,376	36.5%
Gross profit	214,693	62.4%	230,005	63.5%
Operating expenses	198,870	57.8%	187,338	51.7%
Income from operations	$15,823	4.6%	$42,667	11.8%
Number of stores	256		222

FIRST COST SEGMENT:
Commission income	$—	—%	$914	100.0%
Gross profit	—	—%	914	100.0%
Operating expenses	—	—%	204	22.3%
Income from operations	$—	—%	$710	77.7%

LICENSING SEGMENT:
Licensing income	$7,448	100.0%	$7,308	100.0%
Gross profit	7,448	100.0%	7,308	100.0%
Operating expenses	2,201	29.6%	1,433	19.6%
Income from operations	$5,247	70.4%	$5,875	80.4%

Corporate:
Operating expenses	66,836	—%	$65,504	—%
Loss from operations	$(66,836)	—%	$(65,504)	—%

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Consolidated:

Total revenue in the nine months ended September 30, 2023 decreased 11.5% to $1,461,868 compared to $1,651,366 in the same period of the prior year with decreases in the Wholesale Footwear, Wholesale Accessories/Apparel and Direct-to-Consumer businesses. Gross profit was $617,587, or 42.2% of total revenue, as compared to $675,139, or 40.9% of total revenue, in the prior-year period. The increase in gross profit as a percentage of total revenue was primarily driven by an improvement in gross margin in the Wholesale Accessories/Apparel segment, partially offset by lower gross margin in the Wholesale Footwear and Direct-to-Consumer segments. Operating expenses for the first nine months of 2023 were $444,298, or 30.4% of total revenue, as compared to $433,252, or 26.2% of total revenue, in the first nine months of the prior year. The increase in operating expenses as a percentage of total revenue was primarily attributable to expense deleverage on a lower revenue base. Income from operations decreased to $173,289, or 11.9% of total revenue, as compared to income from operations of $241,887, or 14.6% of total revenue, in the prior-year period. The effective tax rate in the first nine months of 2023 was 23.6% compared to 23.4% in the first nine months of the prior year. Net income attributable to Steven Madden, Ltd. in the first nine months of 2023 was $135,673 compared to $184,270 in the same period of 2022.

Wholesale Footwear Segment:

Revenue from the Wholesale Footwear segment in the first nine months of 2023 accounted for $823,288, or 56.3% of total revenue, as compared to $968,886, or 58.7% of total revenue, in the first nine months of 2022. The 15.0% decrease in revenue is due to a moderation in wholesale customers' order patterns as they continue to focus on inventory control in a challenging retail environment, impacting both our branded and private label businesses. Gross profit was $298,856, or 36.3% of Wholesale Footwear revenue, in the first nine months of 2023 as compared to $360,296, or 37.2% of Wholesale Footwear revenue, in the first nine months of 2022. The decrease in gross profit as a percentage of revenue was primarily due to higher promotional activity partially offset by lower freight expenses. Operating expenses in the first nine months of 2023 were $124,784, or 15.2% of Wholesale Footwear revenue, as compared to $127,627, or 13.2% of Wholesale Footwear revenue, in the first nine months of the prior year. The increase in operating expenses as a percentage of Wholesale Footwear revenue was primarily due to expense deleverage on a lower revenue base. Income from operations decreased to $174,072, or 21.1% of Wholesale Footwear revenue in the first nine months of 2023 as compared to $232,669, or 24.0% of Wholesale Footwear revenue, in the same period of the prior year.

Wholesale Accessories/Apparel Segment:

Revenue from the Wholesale Accessories/Apparel segment in the first nine months of 2023 accounted for $286,935, or 19.6% of total revenue, as compared to $311,877, or 18.9% of total revenue, in the first nine months of 2022. The 8.0% decrease in revenue is due to a moderation in wholesale customers' order patterns as they continue to focus on inventory control in a challenging retail environment primarily impacting our private label business. Gross profit was $96,590, or 33.7% of Wholesale Accessories/Apparel revenue, in the first nine months of 2023 as compared to $76,616, or 24.6% of Wholesale Accessories/Apparel revenue, in the first nine months of the prior year. The increase in gross profit as a percentage of revenue was primarily due to lower freight costs, improved production costs, lower markdown allowances and a lower penetration of our private label business. Operating expenses in the first nine months of 2023 were $51,607, or 18.0% of Wholesale Accessories/Apparel revenue, as compared to $51,146, or 16.4% of Wholesale Accessories/Apparel revenue, in the same period of the prior year. The increase in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to expense deleverage on a lower revenue base and the benefit from the change in valuation of our contingent consideration that occurred in the first nine months of 2022 partially offset by the unfavorable impact of the accelerated amortization of a trademark that occurred in the first nine months of 2022. Income from operations for the Wholesale Accessories/Apparel segment in the first nine months of 2023 was $44,983, or 15.7% of Wholesale Accessories/Apparel revenue, as compared to $25,470, or 8.2% of Wholesale Accessories/Apparel revenue, in the same period of the prior year.

Direct-to-Consumer Segment:

In the first nine months of 2023, revenue from the Direct-to-Consumer segment accounted for $344,197, or 23.5% of total revenue, as compared to $362,381, or 21.9% of total revenue, in the first nine months of 2022. The 5.0% decrease in revenue was driven by decreases in both our brick-and-mortar and e-commerce businesses. Gross profit in the first nine months of 2023 was $214,693, or 62.4% of Direct-to-Consumer revenue, compared to $230,005, or 63.5% of Direct-to-Consumer revenue, in the first nine months of 2022. The decrease in gross profit as a percentage of revenue was primarily due to an increase in promotional activity, partially offset by lower freight costs. Operating expenses in the first nine months of 2023 were $198,870, or 57.8% of Direct-to-Consumer revenue, as compared to $187,338, or 51.7% of Direct-to-Consumer revenue, in the first nine months of 2022. The increase in operating expenses as a percentage of revenue was primarily attributable to expense deleverage on a lower revenue base. In the first nine months of 2023, income from operations for the Direct-to-Consumer segment was $15,823, or 4.6% of Direct-to-Consumer revenue, as compared to $42,667, or 11.8% of Direct-to-Consumer revenue, in the same period last year.

First Cost Segment:

As of January 2023, the Company no longer serves as a buying agent for any of its customers, and as a result no longer reports under the First Cost segment. This change is not considered to have a material or meaningful impact on the Company's operations. In the first nine months of 2022, commission income generated by the First Cost segment accounted for $914, operating expenses were $204, and income from operations was $710.

Licensing Segment:

Royalty income generated by the Licensing segment accounted for $7,448, or 0.5% of total revenue, in the first nine months of 2023 compared to $7,308, or 0.4% of total revenue, in the first nine months of 2022. Operating expenses increased to $2,201 in the current period compared to $1,433 in the same period of the prior year. Income from the Licensing segment was $5,247 in the first nine months of 2023 as compared to $5,875 in the same period last year.

Corporate:

Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security, and other shared services. Corporate operating expenses amounted to $66,836 or 4.6% of total revenue in the first nine months of 2023 as compared to $65,504 or 4.0% of total revenue in the same period last year.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments totaled $206,445 and $289,798 at September 30, 2023 and December 31, 2022, respectively. Of the total cash, cash equivalents and short-term investments as of September 30, 2023, $112,322, or approximately 54%, was held in our foreign subsidiaries, and of the total cash, cash equivalents and short-term investments on December 31, 2022, $133,729, or approximately 46%, was held in our foreign subsidiaries.
On July 22, 2020, we entered into a $150,000, five-year, asset-based revolving credit facility with various lenders and Citizens Bank, N.A. On March 25, 2022, we entered into an amendment to the revolving credit facility, which replaced the London Interbank Offering Rate (“LIBOR”) with the Bloomberg Short-Term Bank Yield Index (“BSBY”) as the interest rate benchmark, among other changes.
As of September 30, 2023, we had working capital of $521,823, cash and cash equivalents of $191,804, short-term investments of $14,641, no cash borrowing and $504 in letters of credit outstanding unrelated to the Credit Agreement.
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

Cash Flows
A summary of our cash provided by and used in operating, investing, and financing activities was as follows:
Operating Activities

Cash provided by operations was $77,756 for the nine months ended September 30, 2023 compared to $66,747 in the same period of the prior year. The increase in cash provided by operations was primarily driven by less cash used in inventories and accounts payable and accrued expenses partially offset by unfavorable changes in net income and receivables.

Investing Activities

Cash used in investing activities was $13,543 for the nine months ended September 30, 2023, which consisted of purchases of $15,979 in short-term investments offset by cash received of $16,335 from the maturities and sales of short-term investments. We also made capital expenditures of $13,899, principally for leasehold improvements, new stores and systems enhancements.

Financing Activities

During the nine months ended September 30, 2023, net cash used in financing activities was $147,158, which primarily consisted of share repurchases and net settlements of stock awards of $104,215, cash dividends paid of $47,594, partially offset by an investment of a noncontrolling interest of $4,582.

Contractual Obligations

Our contractual obligations as of September 30, 2023 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2023	2024-2025	2026-2027	2028 and after
Operating lease obligations(1)	$142,163	$11,101	$74,390	$39,968	$16,704
Purchase obligations	217,670	152,355	65,260	55	—
Future minimum royalty and advertising payments	18,000	—	12,000	6,000	—
Transition tax	11,721	2,930	8,791	—	—
Total	$389,554	$166,386	$160,441	$46,023	$16,704
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
We have employment agreements with our Creative and Design Chief, Steven Madden, and certain executive officers, which provide for the payment of compensation aggregating to approximately $2,629 in the remainder of 2023, $9,588 in 2024, and $8,048 in 2025. In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits, including stock-related compensation.
Transition tax of $11,721 was the result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). Excluded from the contractual obligations table above are long-term taxes payable of $1,145 as of September 30, 2023 primarily related to uncertain tax positions, for which we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year due to uncertainties in the timing of tax audit outcomes.
Dividends
On November 7, 2023, our Board of Directors approved a quarterly cash dividend. The quarterly dividend of $0.21 per share is payable on December 29, 2023 to stockholders of record as of the close of business on December 15, 2023.

Future quarterly cash dividend payments are subject to the discretion of our Board of Directors and contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that cash dividends will be paid to holders of our common stock in the future.

Inflation

Actual results could be negatively and materially impacted due to risks and uncertainties, including the impacts of inflationary pressures globally and the war in Ukraine, the war in the Middle East and the related broader macroeconomic implications. Consumer spending has been and may continue to be negatively impacted by inflationary pressures, and other macroeconomic and geopolitical factors. All these factors have negatively impacted, and might continue to negatively impact, our direct sales to end consumers and our sales to our wholesale customers. Historically, we have minimized the impact of product, wages and logistic cost increases by raising prices, renegotiating costs, changing suppliers, and improving operating efficiencies. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

Off-Balance Sheet Arrangements
In addition to the commitments included in the Contractual Obligations table above, we have outstanding letters of credit of $504 outstanding as of September 30, 2023 related to the purchase of inventory. These letters of credit expire at various dates through 2030.
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
Critical Accounting Policies and the Use of Estimates
There have been no material changes to our critical accounting policies and the use of estimates from these disclosures reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on March 1, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)

Interest Rate Risk
We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and the BSBY. The terms of our $150,000 asset-based revolving credit agreement (the “Credit Facility”) and our collection agency agreements with Rosenthal & Rosenthal, Inc. and CIT Group/Commercial Services, Inc. can be found in the Liquidity and Capital Resources section of Item 2 and in Note O – Credit Agreement and Note P – Factoring Agreements, respectively, to the Condensed Consolidated Financial Statements included in this Quarterly Report. Because we had no cash borrowings under the Credit Facility as of September 30, 2023, a 10% change in interest rates, with all other variables held constant, would have an immaterial effect on our reported interest expense.
As of September 30, 2023, we held short-term investments valued at $14,641, which consist of certificates of deposit. We have the ability to hold these investments until maturity.
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
As of September 30, 2023, we had entered into forward foreign exchange contracts with notional amounts totaling $74,930 . We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of September 30, 2023. As of September 30, 2023, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts, with all other variables held constant, would result in a net increase or decrease in the fair value of our derivatives portfolio of approximately $58, which is immaterial to the Condensed Consolidated Financial Statements.
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

During the nine months ended September 30, 2023, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in the 2022 Form 10-K other than the addition of the following risk factor:

Geopolitical tensions in the regions in which we operate and any related challenging macroeconomic conditions globally may materially and adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, and financial condition remains uncertain.

On October 7, 2023, Hamas, a U.S. designated terrorist organization, launched a series of coordinated attacks from the Gaza Strip onto Israel. On October 8, 2023, Israel formally declared war on Hamas, and the armed conflict is ongoing as of the date of this filing. Hostilities between Israel and Hamas could escalate and involve surrounding countries in the Middle East, a region in which we operate. Although the length, impact, and outcome of the military conflict between Israel and Hamas are highly unpredictable, this conflict could lead to significant market and other disruptions, including significant disruptions to the operations of our joint ventures in Israel and the Middle East, instability in financial markets, supply chain disruptions, political and social instability and other material and adverse effects on the macroeconomic conditions. At this time, it is not possible to predict or determine the ultimate consequence of this regional conflict. The conflict between Hamas and Israel and its broader impacts could have a lasting affect on the short- and long-term operations and financial condition of our business and the global economy.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
($ in thousands, except par value and per share data)

The following table presents the total number of shares of our common stock, par value $0.0001 per share, purchased by us in the three months ended September 30, 2023, the average price paid per share, the amount of shares purchased pursuant to our Share Repurchase Program and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period pursuant to our Share Repurchase Program. See Note G – Share Repurchase Program to the Condensed Consolidated Financial Statements for further details on our Share Repurchase Program. During the three months ended September 30, 2023, there were no sales by us of unregistered shares of common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2023 - 7/31/2023	4	$32.79	—	$224,769
8/1/2023 - 8/31/2023	1,927	$35.01	549	$205,716
9/1/2023 - 9/30/2023	366	$33.00	365	$193,676
Total	2,297	$34.69	914

(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan, each provide us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy all or part of the tax-withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations and the cost of the option by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax-withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the third quarter of 2023 in connection with the settlement of vested restricted stock to satisfy the cost of options and tax-withholding requirements with an aggregate purchase price of approximately $48,578.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

10.1
Third Amendment to Credit Agreement, dated as of October 23, 2023, among Steven Madden, Ltd., the other loan parties party thereto, the lenders party thereto, and Citizen Bank, N.A., as administrative agent (which includes the marked Credit Agreement as Annex I thereto) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 26, 2023).

10.2
Notification Factoring Rider to the Credit Approved Receivables Purchase Agreement, dated as of October 23, 2023, among Steven Madden, Ltd., Daniel M. Friedman & Associates, Inc., and The CIT Group/Commercial Services, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2023).

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*

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

Dated: November 9, 2023

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ZINE MAZOUZI
Zine Mazouzi
Chief Financial Officer