Form 10-K
period 2023-12-31
STEVEN MADDEN, LTD.
filed 2024-03-04
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was $2,424,497,099 (based on the closing sale price of the registrant's common stock on that date as reported on The NASDAQ Global Select Market).
The number of outstanding shares of the registrant's common stock as of February 22, 2024 was 73,999,990 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates certain information by reference from the registrant's definitive proxy statement for the registrant's 2024 Annual Meeting of Stockholders.

SAFE HARBOR STATEMENT UNDER THE U.S. PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, among others, statements regarding revenue and earnings guidance, plans, strategies, objectives, expectations, and intentions. You can identify forward-looking statements by words such as: “may,” “will,” “expect,” “believe,” “should,” “anticipate,” “project,” “predict,” “plan,” “intend,” or “estimate,” and similar expressions, or the negative of these expressions. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they represent our current beliefs, expectations, and assumptions regarding anticipated events and trends affecting our business, and industry based on information available as of the time such statements are made. We caution investors that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which may be outside of our control. Our actual results and financial condition may differ materially from those indicated in these forward-looking statements. As such, investors should not rely upon them. Important risk factors include:
•geopolitical tensions in the regions in which we operate and any related challenging macroeconomic conditions globally may materially and adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, and financial condition;
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
•legal, regulatory, political, and economic risks that may affect our sales in international markets;
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
These risks and uncertainties, along with the risk factors discussed under Item 1A. “Risk Factors” in this Annual Report on Form 10-K, should be considered in evaluating any forward-looking statements contained in this report. We do not undertake any obligation to publicly update any forward-looking statement, including without limitation, any guidance regarding revenue or earnings, whether as a result of new information, future developments, or otherwise.

PART I
ACCESS TO COMPANY REPORTS AND OTHER INFORMATION
Steven Madden, Ltd. (collectively, with its subsidiaries, the “Company,” "we," "our," or "us," as applicable) was incorporated in New York on July 9, 1990, reincorporated under the same name in Delaware in November 1998 and completed its initial public offering in December 1993.
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports and information with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These reports, any amendments to such reports, and our proxy statements for our stockholders' meetings are available free of charge on the "Investor Relations" section of our website, https://www.stevemadden.com/, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We will provide paper copies of such filings free of charge upon request. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding us, which is available at http://www.sec.gov.
We have a Code of Ethics for our Chief Executive Officer and our senior financial officers, as well as a Code of Business Conduct and Ethics for members of our Board of Directors, each of which is attached as an exhibit to this Annual Report. We also have a Code of Conduct that is applicable to all of our employees, which is attached as an exhibit to our 2018 Annual Report on Form 10-K filed with the SEC on February 28, 2019. Each of these codes is posted on our website at https://investor.stevemadden.com/corporate-governance/highlights. We will provide paper copies of these codes free of charge upon request. We intend to disclose on our website any amendments to, or waivers of, these codes that would otherwise be reportable on a current report on Form 8-K. Such disclosure would be posted within four business days following the date of the amendment or waiver.

ITEM 1. BUSINESS
Steven Madden, Ltd. and its subsidiaries design, source, and market fashion-forward branded and private label footwear, accessories, and apparel. We distribute our products in the wholesale channel through department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and other international markets through our joint ventures in Israel, South Africa, China, Taiwan, Malaysia, and the Middle East along with special distribution arrangements in certain European countries, North Africa, South and Central America, Australia, and various countries in Asia. In addition, our products are distributed through our direct-to-consumer channel within the United States, Canada, Mexico, and Europe, and our joint ventures in Israel, South Africa, China, Taiwan, and the Middle East.
Our product lines include a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality, trend-right products at accessible price points, delivered in an efficient manner and time frame.
The following is a description of our business as of December 31, 2023.
OUR SEGMENTS
Wholesale Footwear
Our Wholesale Footwear segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and through our joint ventures and international distributor network. Our products are designed and marketed for various lifestyles and include dress shoes, boots, booties, fashion sneakers, sandals, and casual shoes. The Wholesale Footwear segment primarily consists of the following brands: Steve Madden®, Dolce Vita®, Betsey Johnson®, Blondo®, GREATS®, and Anne Klein®. This segment also includes our private label footwear business. This segment represented 52.9% of total revenue during 2023.
Wholesale Accessories/Apparel
Our Wholesale Accessories/Apparel segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, online retailers, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe and through our joint ventures and international distributor network. Our Wholesale Accessories/Apparel business primarily consists of handbags, apparel, small leather goods, belts, soft accessories, fashion scarves, wraps, gifting, and other trend accessories. The Wholesale Accessories/Apparel segment primarily consists of the following brands: Steve Madden®, Anne Klein®, Betsey Johnson®, and Dolce Vita®. This segment also includes our private label handbag and accessories business. This segment represented 21.0% of total revenue during 2023.
Direct-to-Consumer
Our Direct-to-Consumer segment consists of Steve Madden® and Dolce Vita® full-price retail stores, Steve Madden® outlet stores, Steve Madden® concessions in international markets, and our directly-operated digital e-commerce websites. We operate retail locations in regional malls and shopping centers, as well as high streets in major cities across the United States, Canada, Mexico, Europe, Israel, South Africa, Taiwan, China, and the Middle East. Our stores play an important role in our test-and-react strategy, and also serve as fulfillment and return locations for our e-commerce business. Our stores also serve as a marketing tool that allows us to strengthen global brand recognition and to showcase selected items from our full line of branded and licensed products. In addition to these testing and marketing benefits, we have also been able to leverage sales information gathered at Steve Madden retail stores and our websites to assist our wholesale customers in their order placement and inventory management. We believe that our retail stores and websites enhance overall sales and profitability and our ability to react quickly to changing consumer demands.
In 2023, we added 38 brick-and-mortar stores and closed 15 brick-and-mortar stores and one e-commerce site. As of December 31, 2023, we operated 255 brick-and-mortar retail stores, including 181 Steve Madden® full-price stores, 71 Steve Madden® outlet stores and three Dolce Vita® full-price store. In addition, we ended the year with 20 concessions in Taiwan, four concessions in China, and one concession in Portugal, ending the year with 25 Steve Madden® concessions in international markets.

In addition to our brick-and-mortar stores, our Direct-to-Consumer business offers products online through our e-commerce sites in the United States, Canada, Mexico, Europe, Israel, South Africa, Asia, and the Middle East. We operate five branded e-commerce sites, which include: www.stevemadden.com, www.dolcevita.com, www.betseyjohnson.com, www.blondo.com, and www.greats.com. This segment represented 25.6% of total revenue during 2023.
Licensing
Our Licensing segment is engaged in the licensing of the Steve Madden® and Betsey Johnson® trademarks for use in the sale of select apparel, accessory, and home categories as well as various other non-core products. Most of our license agreements require the licensee to pay us a royalty based on actual revenue, a minimum royalty in the event the specified revenue targets are not achieved and a percentage of sales for brand advertising.
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
OUR BRANDS
Steve Madden. We design, source, and market fashion-forward footwear, accessories, and apparel under the Steve Madden® brand. The Steve Madden® brand is a leader in the fashion footwear industry with permission from the customer to sell products across most footwear categories including dress shoes, boots, booties, fashion sneakers, and casuals. While the brand appeals to a wide demographic, the core target consumer is 18 to 40 years old. The Steve Madden® brand is sold globally, including the U.S., Canada, Mexico, Europe, Asia-Pacific, Africa, and Latin America.
Dolce Vita. Dolce Vita® is a contemporary women's brand known for its effortless style for the modern individual. Dolce Vita® is more than just shoes and handbags, it’s about creating a community, supporting underrepresented voices, and responsibly building a brand that we can be proud of with every step. The Dolce Vita® brand is sold globally, including the U.S., Canada, Mexico, Europe, Israel, Australia, and Indonesia. We acquired the Dolce Vita® footwear trademark in August of 2014 and in December 2021, we acquired the remaining intellectual property rights of Dolce Vita® including handbags and other accessories.
Betsey Johnson. The Betsey Johnson® brand is recognized for its unique and original designs – both pretty and punk, lots of color, and movement and modernity – that embrace girl power at any age. Betsey Johnson® footwear and accessories are designed for inclusive, punky, and fiercely independent women with a target age of 25 to 45 yrs. old. The Betsey Johnson brand is primarily sold in the U.S, and in select international markets. We acquired the Betsey Johnson® trademark and substantially all other intellectual property of Betsey Johnson LLC in October of 2010.
Blondo. The Blondo® brand is a 100+ year-old footwear brand recognized for its quality water-resistant leather boots, booties, casual shoes, and sneakers. The Blondo® brand is primarily sold in the U.S. and Canada. We acquired the intellectual property and related assets of Blondo® in January of 2015.
GREATS. The GREATS® brand is a Brooklyn-based, digitally native footwear brand founded in 2014 which specializes in premium quality, responsibly made sneakers. The GREATS® brand is primarily sold in the U.S. We acquired the GREATS® brand in August of 2019.
LICENSED BRAND
Anne Klein. The Anne Klein® brand has a rich heritage going back over 50 years and is recognized for its dedication to timeless American classics. Anne Klein® footwear and accessories are sold in the U.S., Canada, Mexico, and Israel. In January 2018, we entered into a license agreement with WHP Global for a license to use the Anne Klein®, AK Sport®, AK Anne Klein Sport®, and Lion Head Design® (collectively "Anne Klein®") trademarks in connection with the design, marketing, and sale of footwear and accessories.
PRODUCT DESIGN AND DEVELOPMENT
We have established a reputation for our creative designs, marketing, and trend-right products at affordable price points. Our future success will substantially depend on our ability to continue to anticipate and react quickly to changing consumer demands. To meet this objective, we have developed what we believe is an unparalleled design team and process. Our design team strives to create designs that are true to our DNA, reflect current or anticipated trends, and can be manufactured in a timely and cost-effective manner. Most new products are tested in select retail stores and on directly-operated e-commerce websites. Based on these tests, among other things, management selects products that are then offered for wholesale and direct-to-consumer distribution worldwide. We believe that our design and testing processes combined with our flexible sourcing model provide our brands with a significant competitive advantage and allow us to mitigate the risk of incurring costs associated with the production and distribution of less desirable designs.
MANUFACTURING AND SUPPLY CHAIN

We source each of our product lines separately based on the individual design, style, and quality specifications of our various brands and product categories. We do not own or operate any foreign manufacturing facilities; rather, we use agents and our own sourcing offices to source our products from independently owned manufacturers in China, Cambodia, Mexico, Brazil, Italy, Vietnam, India, and other European countries. We have established relationships with a number of manufacturers and agents in each of these countries. We have not entered into any long-term manufacturing or supply contracts. We believe that a sufficient number of alternative sources exist for the manufacture of our products.
We continually monitor the availability of the principal raw materials used in our footwear, accessories, and apparel which are currently available from a number of sources in various parts of the world. We track inventory flow on a regular basis, monitor sell-through data, and incorporate input on product demand from wholesale customers.
The suppliers and manufacturers of our products are required to adopt our Supplier Code of Conduct 2.0 which specifies that they comply with all local laws and regulations governing human rights, working conditions, anti-corruption laws, restricted substances, and environmental compliance, including animal welfare and conflict minerals, before we conduct business with them. We are committed to working with manufacturers, suppliers, vendors, and agents that share our Company’s goal of maintaining socially responsible and sustainable business practices.
Our products are manufactured overseas and most of our products are shipped via ocean freight carriers to our third-party distribution facilities in California and to a lesser extent New Jersey, and via truck from Mexico to our third-party distribution facility in Texas. We rely to a lesser extent on air carriers for the shipping of products. Once our products arrive in the U.S., we distribute them mainly from six third-party distribution centers, four located in California, one located in Texas, and one located in New Jersey. Our products are also distributed through a Company-operated distribution center located in Canada and through our third-party distribution facilities in Mexico and Europe. By utilizing distribution facilities specializing in fulfillment for certain wholesale customers and Steve Madden retail stores we believe that our consumers are served in a prompt and efficient manner. Suppliers of products for our businesses in Canada, Mexico, Europe, and our joint ventures in Israel, South Africa, China, Taiwan, Malaysia, and the Middle East ship directly to the respective countries. Products for our overseas distributors are shipped to freight forwarders primarily in China and Mexico where the distributor arranges for subsequent shipment. See Item 1A “Risk Factors” below for a discussion of the risk of supply chain disruptions.
DISTRIBUTION
For the year ended December 31, 2023, our Wholesale and our Direct-to-Consumer businesses generated revenue of approximately $1,464,980 and $506,494, or 73.9% and 25.6% of our total revenue, respectively. Each of these distribution channels is described below.
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

For the year ended December 31, 2023, the Company did not have any customers who accounted for more than 10% of total revenue. At December 31, 2023, three customers accounted for 16.1%, 12.7%, and 12.4% of total accounts receivable. The Company did not have any other customers who accounted for more than 10% of total accounts receivable.
Direct-to-Consumer. Our Direct-to-Consumer segment consists of Steve Madden® and Dolce Vita® full-price retail stores, Steve Madden® outlet stores, Steve Madden® concessions in international markets, and our directly-operated digital e-commerce websites. We operate retail locations in regional malls and shopping centers, as well as high streets in major cities across the United States, Canada, Mexico, Europe, Israel, South Africa, Taiwan, China, and the Middle East.
As of December 31, 2023, we operated 255 brick-and-mortar retail stores, including three Dolce Vita® full-price stores and 71 Steve Madden® outlet stores, and five e-commerce websites. In addition, we had 25 Steve Madden® concessions in international markets. Out of the 255 total brick-and-mortar retail stores, 135 were located outside of the U.S.
COMPETITION
The fashion industry is highly competitive. We compete with numerous domestic and international footwear, apparel, and accessory companies. Our competitors may have greater financial and other resources than we do. We believe effective marketing, favorable brand image, fashionable styling, high quality, value, and fast manufacturing turnaround are the most important competitive factors, and we intend to continue to employ these elements in our business. However, we cannot be certain that we will be able to compete successfully against our current and future competitors, or that competitive pressures will not have a material adverse effect on our business, financial condition, and results of operations.
MARKETING
We have focused on creating a full-funnel marketing strategy that covers all stages of the customer journey, to establish our Company as a leading designer and marketer of fashion footwear, accessories, and apparel for a diverse set of style-conscious consumers. Principal top of funnel marketing activities include digital brand marketing, social media and influencer marketing, experiential events, in-store and online promotions, and public relations focusing primarily on digital product and brand placements, celebrity seeding, as well as public and media appearances by our Founder and Creative and Design Chief, Steve Madden. We foster high value lifetime customer relationships with investments in marketing technology and talent, both in-house and via strategic partnerships with external agencies. We continue to promote our e-commerce websites where customers can purchase Steve Madden®, Dolce Vita®, Betsey Johnson®, Blondo®, and GREATS® products.
MANAGEMENT INFORMATION SYSTEM (MIS) OPERATIONS
Sophisticated information systems are essential to our ability to maintain our competitive position and to support our growth. Our Enterprise Resource Planning (“ERP”) system is an integrated system that supports our wholesale business in the areas of finance and accounting, manufacturing-sourcing, purchase order management, customer order management, and inventory control. All of our North American wholesale businesses (other than Canada, which has a separate ERP system) and our Asia sourcing operations are operated through this ERP system. Our warehouse management system is utilized by the majority of our third-party logistics providers and is fully integrated with our ERP system. A point-of-sale system for our U.S. retail stores is integrated with a retail inventory management and store replenishment system. We have transitioned our e-commerce platform to a major cloud-based provider. Complementing all of these systems are ancillary systems and third-party information processing services, including, among others, supply chain, business intelligence, data warehousing, Electronic Data Interchange, credit card processing, human resources, and payroll. We undertake updates of all of these management information systems on a periodic basis in order to ensure that our functionality is continuously improved.
INFORMATION SYSTEMS
The Company maintains its information technology and security policies, comprised of risk management policies and procedures surrounding the Company’s information systems, cybersecurity practices, and protection of confidential information. The Company’s Chief Information Security Officer has ultimate oversight of the Company’s cyber risk management policies and procedures, and chairs quarterly Information Security Steering Committee meetings, which provides cooperation, collaboration, and consensus driven information security guidance to both the Information Technology Department, and the Company as a whole. Our Chief Information Security Officer oversees our cybersecurity risk management and information security programs and provides quarterly status reports to the Information Security Steering Committee and the Audit Committee. As part of the Company's information security program, all global employees including high-risk users and executives, are required to complete annual training on information security awareness, including cybersecurity, global data privacy requirements, and information technology compliance measures. Certain roles require additional role-based, specialized cybersecurity training, such as tabletop exercises to ensure proactive preparation and effective coordination in the event of a security incident. An annual network and application penetration test is conducted by a reputable external vendor. The outcomes and findings of the penetration testing are shared with the Information Security Steering Committee and the Audit Committee, as well as any steps the Company has taken to mitigate and remediate any identified risks. Additionally, we maintain network security and cyber liability insurance in order to provide a level of financial protection in the event of certain covered cyber losses and data breaches.
TRADEMARKS
Our strategy for the continued growth of our business includes expanding our presence beyond footwear, accessories, and apparel through the selective licensing of our brands. We consider our company-owned trademarks to be among our most valuable assets, and have registered many of our trademarks in the United States and 149 other countries and in numerous International Classes. From time to time, we adopt new trademarks and new logos and/or stylized versions of our trademarks in connection with the marketing of new product lines. We believe that these trademarks have significant value and are important for purposes of identifying our Company, the marketing of our products and the products of our licensees, and distinguishing them from the products of others.
Trademarks we believe to be most significant to our business include: Steve Madden®, Madden Girl®, Madden NYC™, Betsey Johnson®, Dolce Vita®, and Blondo®. We license our Steve Madden® and the Betsey Johnson® trademark for use in connection with the manufacture, marketing, and sale of select apparel, accessories, and home categories as well as various other non-core products.
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
For additional information on our licensing arrangements, refer to Note B – Summary of Significant Accounting Policies and Note O – Commitments, Contingencies, and Other in the notes to our consolidated financial statements included in this Annual Report.
HUMAN CAPITAL RESOURCES
As of February 1, 2024, we employed approximately 4,200 employees globally, with approximately 2,200 of these employees located in the United States and 2,000 located internationally. Of these employees, approximately 2,900 work full-time and approximately 1,300 work part-time. Most of our part-time employees work in the Direct-to-Consumer segment. None of our employees are represented by a union, and we consider our relations with our employees to be good. We have never experienced a material interruption of our operations due to a labor dispute.
Culture
Steve Madden is for the bold, expressive, and ambitious. Our guiding principles are key to our competitive edge and are embedded throughout all levels of our Company. They motivate our growth, inspire our innovation, define our culture, and set the standard for all of our actions.
•First things first. Take care of the fundamentals before anything else.
•It starts with trust. Great teams are built upon trust. We build trust through honesty, care for the greater good, and follow-through.
•Don’t coast. Celebrate success, but don’t rest on your laurels. Hustle and grind are what set us apart.
•Think big and small. Have your eyes on the big picture while obsessing over the details.
•The customer is our muse. Study our customers, connect with them directly, and always be open to inspiration.
•Place team ownership over personal ego. The company wins when the team has ownership. Don’t let your ego control you.
•Everyone can be creative. Creativity is about more than making art. It’s about seeing around corners, working within limitations, and being original.
•Progress, not perfection. Act upon good ideas quickly and always be ready to iterate.
Career Development
In the dynamic world of fashion, it is vital that we support the continuous learning and personal growth of our employees. Our talent development initiatives focus on enhancing internal programs and processes that empower our employees to excel and feel a strong sense of belonging and fulfillment in their roles. Key initiatives include our long-standing professional development relationship with the University of Arizona Global Campus, a comprehensive tuition reimbursement program, leadership and management training, and access to external conferences and workshops that focus on specific industry knowledge. In 2021, we introduced the SM Learning Sessions, a monthly, company-wide initiative that brings together internal and external experts to share knowledge on diverse topics. This program not only enhances skillsets, but also fosters a collaborative and inclusive environment, encouraging cross-departmental interaction and networking. Furthermore, annual performance evaluations and constructive feedback mechanisms are integral to our strategy. By investing in employee development, we aim to create a workplace where employees are not only equipped to meet the challenges of the ever-evolving fashion industry but are also deeply engaged and committed to our long-term success.
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
•we added three members to our Board of Directors, each of whom are people of color and bring new perspectives to the highest level of Company leadership;
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
•we sponsored scholarships provided for the country’s most talented young students from diverse backgrounds through the Fashion Scholarship Fund;
•we provided financial support and hands-on retail education programs for Howard University, thereby enhancing the students’ educational experience and creating a talent pipeline from the university to Steve Madden; and
•we launched Adaptive Kids footwear, soon to expand to adults, and engaged partners such as Open Style Lab and Runway of Dreams to enhance and promote our adaptive styles along people with disabilities.
Employee Wellness
At Steve Madden, we prioritize the well-being of our employees, which is why we’ve established #SMWellness as a monthly opportunity for our team to invest in themselves. During these sessions, employees can take a break from their work routines to indulge in rejuvenating activities like meditation sessions, soothing back massages, and nutritious snacks. Additionally, we offer financial wellness seminars, health fairs, discounted gym memberships, and on-site discounted food. We also offer an Employee Assistance Program with a range of programs, resources, and tools that can help with various wellness issues. We collaborate with featured vendors to enhance the experience and provide even more ways for our employees to prioritize their wellness.
Charitable Giving
In December 2021, the Company formed The Steve Madden Corporate Foundation, a donor-advised fund established under Fidelity Charitable and managed by Rockefeller Capital Management. As part of the Company's charitable giving strategy, we made a one million dollar contribution for each of 2023 and 2022, and we have since launched multiple shop-to-give campaigns across our various company-operated e-commerce websites.
GOVERNMENT REGULATIONS
Our business is subject to various United States federal, state, local, and foreign laws and regulations, including environmental, health, and safety laws and regulations. In addition, we may incur liability under environmental statutes and regulations with respect to the contamination of sites that we own, or operate, or previously owned, or operated (including contamination caused by prior owners and operators of such sites and neighboring properties, or other persons) and the off-site disposal of hazardous materials. We believe our operations are in compliance with the terms of all applicable laws and regulations and our compliance with these laws and regulations has not had, and is not expected to have, a material effect on our capital expenditures, cash flows, earnings, or competitive position.
SEASONALITY AND OTHER FACTORS
Our operating results are subject to some variability due to seasonality and other factors. For example, the highest percentage of our boot sales occur in the fall and winter months (our third and fourth fiscal quarters) and the highest percentage of our sandal sales occur in the spring and summer months (our first and second fiscal quarters). Historically, some of our businesses, including our Direct-to-Consumer segment, have experienced holiday retail seasonality. Our diverse range of product offerings, however, provides some mitigation to the impact of seasonal changes in demand for certain items. In addition to seasonal fluctuations, our operating results fluctuate from quarter to quarter as a result of the weather, the timing of holidays and larger shipments of footwear, market acceptance of our products, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, inventory write-downs for obsolescence, the cost of materials, the product mix among our wholesale, direct-to-consumer and licensing businesses, the incurrence of other operating costs, and factors beyond our control, such as general economic conditions and actions of competitors. Revenue levels in any period are also impacted by customer decisions to increase or decrease their inventory levels in response to anticipated consumer demand. Our customers may cancel orders, change delivery dates, or change the mix of products ordered with minimal notice to us.
BACKLOG
We had unfilled wholesale customer orders of approximately $533,609 and $500,921, as of February 1, 2024 and February 1, 2023, respectively. Our backlog at a particular time is affected by a number of factors, including seasonality, supply chain lead times, timing of market weeks, and wholesale customer purchases of our core products through our open stock program. Accordingly, a comparison of backlog from period to period may not be indicative of actual future shipments.

ITEM 1A. RISK FACTORS
You should carefully consider the risks and uncertainties we describe below and the other information in this Annual Report on Form 10-K before deciding to invest in, sell, or retain shares of our common stock. These are not the only risks and uncertainties that we face. Other sections of this report may discuss factors that could adversely affect our business. Our industry is highly competitive and subject to rapid change. There may be additional risks and uncertainties that we do not currently know about, that we currently believe are immaterial, or that we have not predicted, which may also harm our business, or adversely affect us. If any of these risks or uncertainties actually occur, our business, financial condition, results of operations, and liquidity could be materially harmed.
INDUSTRY RISKS
The fashion footwear, accessories, and apparel industry is subject to rapid changes in consumer preferences. If we do not accurately anticipate fashion trends and promptly respond to consumer demand, we could lose sales, our relationships with customers could be harmed, and our brand loyalty could be diminished.
The strength of our brands and our success depends in significant part upon our ability to anticipate and promptly respond to product and fashion trends as well as to anticipate, gauge, and react to changing consumer demands in a timely manner. There can be no assurance that our products will correspond to the changes in taste and demand or that we will be able to successfully advertise and market products that respond to trends and customer preferences. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities as to others. In addition, misjudgments in merchandise selection could adversely affect our image with our customers resulting in lower sales and increased markdown allowances for customers, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity.
We face intense competition from both established companies and newer entrants into the market. Our failure to compete effectively could cause our market share to decline, which could harm our reputation and have a material adverse impact on our financial condition, results of operations, and liquidity.
The fashion footwear, accessories, and apparel industry is highly competitive and barriers to entry are low. Our competitors include specialty companies as well as companies with diversified product lines. Market growth in the sales of fashion footwear, accessories, and apparel has encouraged the entry of many new competitors and increased competition from established companies. Many of these competitors, including Aldo, Sam Edelman, Lucky Brand, and Vince Camuto, may have significantly greater financial and other resources than we do, and there can be no assurance that we will be able to compete successfully with these and other fashion footwear, accessories, and apparel companies. Increased competition could result in pricing pressures, increased marketing expenditures, and loss of market share and could have a material adverse effect on our business, financial condition, results of operations, and liquidity.
If we and the retailers that are our customers are unable to adapt to recent and anticipated changes in the retail industry, the sales of our products may decline, which could have a material adverse effect on our financial condition, results of operations, and liquidity.
In recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers in the United States and in foreign markets may further consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our licensees’ products, or increase the ownership concentration within the retail industry. Changing shopping patterns, including the rapid expansion of online retail shopping and the effect of the COVID-19 pandemic, have adversely affected customer traffic in mall and outlet centers, particularly in North America. We expect competition in the e-commerce market will intensify. As a greater portion of consumer expenditures with retailers occurs online and through mobile commerce applications, our brick-and-mortar retail customers who fail to successfully integrate their physical retail stores, and digital retail may experience financial difficulties, including store closures, bankruptcies, or liquidations. A continuation or worsening of these trends could cause financial difficulties for one or more of our major customers, which, in turn, could substantially increase our credit risk and have a material adverse effect on our results of operations, financial condition, and cash flows. We have little or no control over how our customers will respond to the challenges posed by these changes in the retail industry. Our success will be determined, in part, on our and our customers’ ability to manage the impact of the rapidly changing retail environment and identify and capitalize on retail trends, including technology, e-commerce, artificial intelligence, and other process efficiencies, or advanced technologies that will better service our customers. If we and our customers fail to compete successfully, our businesses, market share, results of operations, and financial condition could be materially and adversely affected.

RISKS RELATING TO OUR COMPANY
The loss of Steve Madden, our Founder and Creative and Design Chief, or members of our executive management team could have a material adverse effect on our business.
The growth and success of our Company since its inception more than a quarter century ago is attributable, to a significant degree, to the talents, skills, and efforts of our Founder and Creative and Design Chief, Steven Madden. An extended or permanent loss of the services of Mr. Madden could severely disrupt our business and have a material adverse effect on our Company. We also depend on the contributions of the members of our senior management team. Our senior executives have substantial experience and expertise in our business and industry and have made significant contributions to our growth and success. Competition for executive talent in the fashion footwear, accessories, and apparel industries is intense. While our employment agreements with Mr. Madden and most of our senior executives include a non-compete provision in the event of the termination of employment, the non-compete periods are of limited duration and scope and the enforceability of such non-compete provisions are subject to existing and future laws. Although we believe we have depth within our senior management team, if we were to lose the services of Mr. Madden or any of our senior executives, and especially if any of these individuals were to join a competitor or form a competing company, our business and financial performance could be seriously harmed. A loss of the skills, industry knowledge, contacts, and expertise of Mr. Madden or any of our senior executives could cause a setback to our operating plan and strategy.
If we are not successful in implementing our growth strategy or integrating acquired businesses, we may not be able to take advantage of certain market opportunities and may become less competitive.
Our business has grown organically and as a result of business acquisitions. In order to gain from our acquisitions, we must be effective in integrating the businesses acquired into our overall operations. Further, the expansion of our operations has increased and will continue to increase the demand on our managerial, operational, and administrative resources. In recent years, we have invested significant resources in, among other things, our management information systems and hiring and training of new personnel. However, in order to manage currently anticipated levels of future demand, we may be required to, among other things, expand our distribution facilities, establish relationships with new manufacturers to produce our products and continue to expand and improve our financial, management, and operating systems. We may experience difficulty integrating acquired businesses into our operations and may not achieve anticipated synergies from such integration. There can be no assurance that we will be able to manage future growth effectively and a failure to do so could have a material adverse effect on our business, financial condition, results of operations, and liquidity.
If one or more of our significant customers were to reduce or stop purchases of our products, our sales and profits could decline.
The retailers that are our customers consist principally of department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs. Certain of our department store customers, including some under common ownership, account for significant portions of our wholesale business. We generally enter into a number of purchase order commitments with our customers for each of our lines every season and do not enter into long-term agreements with any of our customers. Therefore, a decision by a significant customer, whether motivated by competitive conditions, financial difficulties, or otherwise, to decrease the amount of merchandise purchased from us or to change its manner of doing business could have a material adverse effect on our business, financial condition, results of operations, and liquidity.
Our financial results are subject to quarterly fluctuations.
Our results of operations may fluctuate from quarter to quarter and are affected by a variety of factors, including:
•the timing of larger shipments of products;
•market acceptance of our products;
•the mix, pricing, and presentation of the products offered and sold;
•the hiring and training of additional personnel;
•inventory write-downs for obsolescence;
•the cost of materials;
•the product mix between wholesale, retail, and licensing businesses;
•the incurrence of other operating costs;
•factors beyond our control, such as health pandemics, general economic conditions, declines in consumer confidence, and actions of competitors;

•the timing of holidays; and
•weather conditions.
In addition, we expect that our sales and operating results may be significantly impacted by the opening of new retail stores, and the introduction of new products. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.
Extreme or unseasonable weather conditions in locations where we or our customers and suppliers are located could adversely affect our business.
Our corporate headquarters and principal operational locations, including retail, distribution, and warehousing facilities, may be subject to natural disasters and other severe weather, geological events, and climate-change related risks (including resource scarcity, rationing or unexpected costs from increases in fuel or raw material prices that may be caused by severe weather conditions) that could disrupt our operations. The occurrence of such natural events may result in sudden disruptions in business conditions of the local economies affected, as well as of the regional and global economies. Such disruptions may result in decreased demand for our products and disruptions in our management functions, sales channels and manufacturing and distribution networks, which could have a material adverse effect on our business, financial condition, and results of operations. Extreme weather events and changes in weather patterns can also influence customer trends and shopping habits. Extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season may diminish demand for our seasonal merchandise. Heavy snowfall, hurricanes, or other severe weather events where our retail stores and the retail stores of our wholesale customers are located may decrease customer traffic in those stores and reduce our sales and profitability. There is growing concern that climate change may increase both the frequency and severity of extreme weather conditions and natural disasters. Any of these events could result in decreased demand for our products and disruptions in our sales channels and manufacturing and distribution networks, which could have a material adverse effect on our business, financial condition, and results of operations.
We extend credit to most of our wholesale customers, and their failure to pay for products shipped to them could adversely affect our financial results.
We extend credit to our wholesale customers based on an evaluation of each customer's financial condition, usually without collateral. Various retailers, including some of our customers, have experienced financial difficulties, which has increased the risk of extending credit to such retailers. Even though we seek to mitigate the risks of extending credit by factoring most of our accounts receivable and obtaining letters of credit, or credit insurance for others, if any of our customers were to experience a shortage of liquidity, the risk that the customer's outstanding payables to us not being paid could cause us to curtail business with the customer, or require us to assume more credit risk relating to the customer's accounts payable.
Our stock price may fluctuate substantially if our operating results are inconsistent with our forecasts or those of analysts who follow us.
One of our primary business objectives is to maximize the long-term strength, growth, and profitability of our Company, rather than to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term goal is in our best interests and those of our stockholders. The trading price of our common stock periodically may rise or fall based on the accuracy of forecasts of our future performance. Our actual results may differ from our forecasts as the guidance is based on assumptions and expectations that may or may not come to pass. As such, we assume no responsibility to update any of our forward-looking statements at such times or otherwise. If and when we announce actual results that differ from our forecast and guidance, the market price of our common stock could be adversely affected. Investors who rely on these forecasts in making investment decisions with respect to our common stock do so at their own risk. We take no responsibility for any losses suffered as a result of changes in the price of our common stock.
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

FOREIGN SOURCING RISKS
Disruptions to our product delivery systems and failure to effectively manage inventory based on business trends across various distribution channels could have a material adverse effect on our business, financial condition, results of operations, and liquidity.
Our products are manufactured overseas and most of our products are shipped via ocean freight carriers. The trend-focused nature of the fashion industry and the rapid changes in customer preferences leave us vulnerable to the risk of inventory obsolescence. Our reliance upon ocean freight transportation for the delivery of our inventory exposes us to various inherent risks, including port congestion, severe weather conditions, natural disasters, and terrorism, any of which could result in delivery delays and inefficiencies, increase our costs, and disrupt our business.
Any severe and prolonged disruption to ocean freight transportation could force us to rely on alternate and more expensive transportation methods. Efficient and timely inventory deliveries and proper inventory management are important factors in our operations. Inventory shortages can adversely affect the timing of shipments to customers and diminish sales and brand loyalty. Conversely, excess inventories can result in lower gross profit due to the increased discounts and markdowns that may be necessary to reduce high inventory levels. Severe and extended delays in the delivery of our inventory or our inability to effectively manage our inventory could have a material adverse effect on our business, financial condition, results of operations, and liquidity.
Global inflation has also contributed to higher freight costs, which negatively affected our gross margin and profitability in the year ended December 31, 2023 and may continue to have a negative effect on our future operating results and profitability.
Our reliance on foreign manufacturers to provide materials, or produce our goods in a timely manner, or to meet our quality standards could cause problems if we experience a supply chain disruption and we are unable to secure an alternative source of raw materials or end products.
We do not own or operate any foreign manufacturing facilities, and, therefore, are dependent upon third parties to manufacture all of our products. During 2023, 79% of our total purchases were manufactured in China. We also have no long-term manufacturing, or supply contracts with any of our suppliers, or manufacturers for the production and supply of our raw materials and products, and we compete with other companies for raw materials and production space. The risks inherent in the reliance on foreign manufacturing include work stoppages, transportation delays, public health emergencies, social unrest, changes in local economic and political conditions, and geopolitical conditions.
We have experienced, and may in the future experience, a significant disruption in the supply of raw materials and products and may be unable to locate alternative suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier or manufacturer, we may be unable to locate additional supplies of raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with its quality control, responsiveness, and service, financial stability, and labor, and other ethical practices. Even if we are able to expand existing or find new manufacturing sources, we may encounter delays in production, and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products, and quality control standards.
Our supply of raw materials or manufacture of our products could be disrupted or delayed by the impact of health pandemics, and the related government and private sector responsive actions such as border closures, restrictions on product shipments, and travel restrictions. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. For example, the receipt of inventory sourced from areas impacted by COVID-19 was, in some cases, slowed or disrupted and our manufacturers faced similar challenges in receiving raw materials and fulfilling our orders. In addition, ocean freight was disrupted worldwide due to COVID-19 as there was much greater demand for shipping and reduced capacity and equipment in the post-pandemic recovery period. Any delays, interruption, or increased costs in the supply of raw materials, or manufacture of our products could have an adverse effect on our ability to meet customer demand for our products and have a material negative effect on our business, financial condition, results of operations, and liquidity.
Changes in trade policies and tariffs imposed by the United States government and the governments of other nations could have a material adverse effect on our business and results of operations.
Our operations are dependent upon products purchased, manufactured, and sold internationally. Our sources of supply are subject to the usual risks of doing business abroad, such as the implementation of, or potential changes in, foreign and domestic trade policies, increases in import duties, anti-dumping measures, quotas, safeguard measures, trade restrictions, restrictions on the transfer of funds and, in certain parts of the world, political instability and terrorism.
Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors may have a material adverse effect on our business in the future or may require us to exit a particular market or significantly modify our current business practices within that market. For example, in recent years both the U.S. and China have imposed new tariffs on each other related to the importation of certain product categories, including imports of select footwear, accessories, and apparel into the U.S. from China. If the U.S. decides to impose additional tariffs on footwear, accessories, apparel, or any other of our goods imported from China, there can be no assurance that we will be able to offset all related increased costs. This potential increase in costs could be material to our business operations because approximately 79% of our products are currently sourced from China. We cannot predict if, and to what extent, there will be changes to international trade agreements or the resulting impact of any such changes on our business operations.
On December 31, 2020, the Generalized System of Preferences ("GSP") expired. GSP is a trade program that provides nonreciprocal, duty-free treatment for certain U.S. imports (including handbags) from qualifying developing countries including Cambodia, Myanmar, Thailand, Indonesia, Sri Lanka, the Philippines, and Pakistan, among others. We currently manufacture handbags in GSP countries, primarily Cambodia. The additional tariff to be paid on such products ranges from approximately 6% to 20%. GSP has historically been renewed, despite lapsing several times, and upon renewal has been retroactive in nature. There is a current debate in Congress to reauthorize the program “as is” or revise GSP eligibility criteria to include environmental and labor conditions. If GSP is not renewed and our efforts to mitigate the impact of this additional tariff are not successful, the imposition of tariffs on handbags that we manufacture in impacted countries could have a material adverse effect on our business and results of operations.
If our manufacturers, the manufacturers used by our licensees, or our licensees themselves fail to use acceptable labor practices or to otherwise comply with local laws and other standards, our business reputation could suffer.
Our products are manufactured by numerous independent manufacturers outside of the United States. We also have license agreements that permit our licensees to manufacture or contract to manufacture products using our trademarks. We impose, and require our licensees to impose, on these manufacturers environmental, health and safety standards for the benefit of their labor force. In addition, we require these manufacturers to comply with applicable standards for product safety. However, we do not control our independent manufacturers, or licensing partners, or their labor, product safety, and other business practices. From time to time, our independent manufacturers may not comply with such standards or applicable local law or our licensees may not require their manufacturers to comply with such standards or applicable local law. The violation of such standards and laws by one of our independent manufacturers or by one of our licensing partners, or the divergence of a manufacturer's or a licensing partner's labor practices from those generally accepted as ethical in the United States, could harm our reputation, result in a product recall or require us to curtail our relationship with and locate a replacement for such manufacturer or licensee. We could also be the focus of adverse publicity and our reputation could be damaged. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and liquidity.
GLOBAL BUSINESS RISKS
Geopolitical tensions in the regions in which we operate and any related challenging macroeconomic conditions globally may materially and adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, and financial condition remains uncertain.
On October 7, 2023, Hamas, a U.S. designated terrorist organization, launched a series of coordinated attacks from the Gaza Strip onto Israel. On October 8, 2023, Israel formally declared war on Hamas, and the armed conflict is ongoing as of the date of this filing. Hostilities between Israel and Hamas could escalate and involve surrounding countries in the Middle East, a region in which we operate. Although the length, impact, and outcome of the military conflict between Israel and Hamas are highly unpredictable, this conflict could lead to significant market and other disruptions, including significant disruptions to the operations of our joint ventures in Israel and the Middle East, instability in financial markets, supply chain disruptions, political and social instability and other material and adverse effects on the macroeconomic conditions. At this time, it is not possible to predict or determine the ultimate consequence of this regional conflict. The conflict between Hamas and Israel and its broader impacts could have a lasting effect on the short- and long-term operations and financial condition of our business and the global economy.

Our global operations expose us to a variety of legal, regulatory, political, and economic risks that may adversely impact our results of operations in certain regions.
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
•additional or increased customs duties, tariffs, taxes, and other charges on imports or exports;
•political corruption or instability;
•geopolitical regional conflicts, terrorist activity, political unrest, civil strife, and acts of war;
•local business practices that do not conform to U.S. legal or ethical guidelines;
•anti-American sentiment in foreign countries in which we operate;
•delays in receipts of our products at our distribution centers due to labor unrest, increasing security requirements, or other factors at U.S. or foreign ports;
•significant fluctuations in the value of the dollar against foreign currencies;
•increased difficulty in protecting our intellectual property in foreign jurisdictions;
•restrictions on the transfer of funds between the U.S. and foreign nations; and
•natural disasters or health epidemics in areas in which our businesses, customers, suppliers, and licensees are located.
All of these factors could disrupt our operations or limit the countries in which we sell or source our products, significantly increase the cost of operating in or obtaining materials originating from certain countries, result in decreased revenues, and materially and adversely affect our product sales, financial condition, and results of operations.
We are subject to the U.S. Foreign Corrupt Practices Act, which prohibits the payment of bribes to foreign officials to assist in obtaining or retaining business. We are also subject to anti-corruption laws of the foreign countries in which we operate. Although we have implemented policies and procedures that are designed to promote compliance with such laws, our employees, contractors, and agents may take actions that violate our policies and procedures. Any such violation could result in sanctions or other penalties against us and have an adverse effect on our business, reputation, and operating results.
Our business is exposed to foreign exchange rate fluctuations.
We make most of our purchases in U.S. dollars. However, we source substantially all of our products overseas, and as such, the cost of these products may be affected by changes in the value of the relevant currencies against the U.S. dollar. Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market. We use forward foreign exchange contracts to hedge material exposure to adverse changes in foreign exchange rates. However, no hedging strategy can completely insulate us from foreign exchange risk. We are also exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our financial statements due to the translation of the operating results and financial position of our foreign subsidiaries. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition, results of operations, and liquidity. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” below for additional information regarding our foreign exchange risk.
INFORMATION TECHNOLOGY RISKS
Disruption of our information technology systems and websites could adversely affect our financial results and our business reputation.
We are heavily dependent upon our information technology systems to record and process transactions and manage and operate all aspects of our business. We also have e-commerce websites for direct retail sales.
Given the nature of our business and the significant number of transactions in which we engage annually, it is essential that we maintain constant operation of our information technology systems and websites and that they operate effectively. We depend on our in-house information technology, employees and third parties, including “cloud” service providers, to maintain and periodically update and upgrade our systems and websites to support the growth of our business. We also maintain off-site server data facilities that record and process information regarding our vendors and customers and their transactions with us.

Our information technology systems and websites may, from time to time, be vulnerable to damage or interruption from events such as computer viruses, security breaches, power outages, and difficulties in replacing or integrating the systems of acquired businesses. Any such problems or interruptions could result in loss of valuable business data, our customers' or employees' personal information, disruption of our operations, and other adverse impacts to our business and require significant expenditures by us to remediate any such failure, problem, or breach. In addition, we must comply with increasingly complex regulatory standards enacted to protect business and personal data and an inability to maintain compliance with these regulatory standards could subject us to legal risks and penalties. Although we maintain disaster recovery centers and insurance coverage aimed at addressing certain of these risks, there can be no assurance that insurance coverage will be available, or that the amounts of coverage will be adequate to cover a specific loss.
Our business and reputation could be adversely affected if our computer systems, or the systems of our business partners, or service providers, become subject to a data security, or privacy breach, or other disruption from a third party.
In addition to our own confidential and proprietary business information, a routine part of our business includes the gathering, processing, and retention of sensitive and confidential information pertaining to our customers, employees, and others. We, our business partners, or our service providers may not have the resources or technical sophistication to anticipate or prevent the rapidly evolving and complex cyber-attacks being unleashed by increasingly sophisticated hackers and data thieves. As a result, our facilities and information technology systems, as well as those of our business partners and third-party service providers, may be vulnerable to cyber-attacks and breaches, acts of vandalism, ransomware, software viruses and other similar types of malicious activities. Any actual or threatened cyber-attack may cause us to incur unanticipated costs, including costs related to the hiring of additional computer experts, business interruption, engaging third-party cyber security consultants, and upgrading our information security technologies. As a result of recent security breaches at a number of prominent companies, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become more uncertain. Any compromise or breach of our information technology systems or those of our business partners or service providers that results in the misappropriation, loss, or other unauthorized disclosure of a customer’s or other person’s private, confidential, or proprietary information could result in:
•a loss of confidence in us by our customers and business partners;
•violate applicable privacy and other laws;
•expose us to litigation and significant potential liability; or
•require us to expend significant resources to remedy any such breach and redress any damages cause by such a breach.
We must also comply with increasingly rigorous regulatory standards for the protection of business and personal data enacted in the U.S., Europe, and elsewhere. Some examples include the European Union’s General Data Protection Regulation (the “GDPR”), the California Consumer Privacy Act ("CCPA"), and the California Privacy Rights Act ("CPRA"). These regulations impose additional obligations on companies concerning the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Our compliance with existing, proposed, and recently enacted laws (including implementation of the privacy and process enhancements required by these regulations) and regulations can be costly. Any failure by us to comply with these regulatory standards could subject us to significant legal, financial, and reputational harm. We did not have any material cases of information security breaches in the last three years, and we have not incurred any material expenses from security breaches, penalties, or settlements during this period.
INTELLECTUAL PROPERTY RISKS
Failure to adequately protect our trademarks and intellectual property rights, to prevent counterfeiting of our products, or to defend claims against us related to our trademarks and intellectual property rights could reduce sales and adversely affect the value of our brands.
We believe that our trademarks and other proprietary rights are of major significance to our success and our competitive position, and we consider some of our trademarks, such as Steve Madden®, to be integral to our business and among our most valuable assets. Accordingly, we devote substantial resources to the establishment and protection of our trademarks on a worldwide basis. Nevertheless, policing unauthorized use of our intellectual property is difficult, expensive, and time consuming. There can be no assurance that the actions we take to establish and protect our trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products on the basis that our products violate the trademarks or other proprietary rights of others. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve such conflicts. We could incur substantial costs in legal actions relating to our use of intellectual property or the use of our intellectual property by others. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. Our failure to establish and protect such proprietary rights from unlawful and improper use could have a material adverse effect on our business, financial condition, results of operations, and liquidity.
A portion of our revenue is dependent on licensing our trademarks. The actions of our licensees or the loss of a significant licensee could diminish our brand integrity and adversely affect our revenue and results of operations.
We license to others the rights to produce and market certain products that are sold under our trademarks. Although we retain significant control over our licensees’ products and advertising, our licensees have operational and financial control over their businesses. If the quality, image, or distribution of our licensed products diminish, customer acceptance of and demand for our brands and products could decline. This could materially and adversely affect our business and results of operations. In fiscal year 2023, approximately 63% of our net royalties were derived from our top five licensed product lines. A decrease in customer demand for any of these product lines could have a material adverse effect on our results of operations and financial condition. Furthermore, if we are unable to engage an adequate replacement for a terminated licensee or to engage such a replacement for an extended period, our revenues and results of operations could be adversely affected.
GENERAL RISK FACTORS
Changes in economic conditions may adversely affect our financial condition, results of operations, and liquidity.
Our opportunities for long-term growth and profitability are accompanied by significant challenges and risks, particularly in the near term. Specifically, our business is dependent on consumer demand for our products and the purchase of our products by consumers is largely discretionary. Consumer confidence and discretionary spending could be adversely affected in response to financial market volatility, negative financial news, increases in inflation, and interest rates, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs, food costs, and other economic factors. A downturn in economic conditions leading to a reduction in consumer confidence and discretionary spending could have a negative effect on our sales and results of operations during the year ending December 31, 2024 and thereafter.
Litigation or other legal proceedings could divert management resources and result in costs that adversely affect our operating results from quarter to quarter.
We are involved in various claims, litigation, and other legal and regulatory proceedings and governmental investigations that arise from time to time in the ordinary course of our business. Due to the inherent uncertainties of litigation and such other proceedings and investigations, we cannot predict with accuracy the ultimate outcome of any such matters. An unfavorable outcome could have an adverse impact on our business, financial condition, and results of operations, and the amount of insurance coverage we maintain to address such matters may be inadequate to cover those claims. In addition, any significant litigation, investigation or proceeding, regardless of its merits, could divert financial and management resources that would otherwise be used to benefit our operations. See Item 3 “Legal Proceedings,” below for additional information regarding legal proceedings in which we are involved.
We may be subject to additional tax liabilities as a result of audits by various taxing authorities.
We are subject to the tax laws and regulations of numerous jurisdictions as a result of our international operations. These tax laws and regulations are highly complex and significant judgment and specialized expertise is required in evaluating and estimating our worldwide provision for income taxes. We are subject to audit by the taxing authorities in each jurisdiction where we conduct our business and any one of these jurisdictions may assess additional taxes against us as a result of an audit. The final determination with respect to any tax audits, and any related litigation, could be different from our estimates or from our historical tax provisions and accruals. The outcome of any audit or audit-related litigation could have a material adverse effect on our operating results or cash flows in the periods for which that determination is made and may require a restatement of prior financial reports. In addition, future period earnings may be adversely impacted by litigation costs, settlement payments, or interest or penalty assessments.
Changes in tax laws could have an adverse effect upon our financial results.
We are subject to income taxation in various jurisdictions in the United States and numerous foreign jurisdictions. Tax laws and regulations, or their interpretation and application, in any jurisdiction are subject to significant changes. Legislation or other changes in the tax laws of the jurisdictions where we do business could increase our tax liability and adversely affect our after-tax profitability. Adjustments to the incremental provisional tax expense may be made in future periods as actual amounts may differ due to, among other factors, a change in interpretation of the U.S. tax code, and related tax accounting guidance, changes in assumptions made in developing these estimates, regulatory guidance that may be issued with respect to the applicable revisions to the U.S. tax code, and state tax implications.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy

The Company employs a comprehensive, cross-departmental approach to continuously assess, identify, and manage potential cybersecurity risks. Our cybersecurity risk management program involves collaboration between our employees, the information technology (“IT”) security team, which is led by our Chief Information Security Officer (“CISO”), the Information Security Steering Committee ("ISSC”), which is chaired by our CISO and comprised of executive and senior representatives from key corporate functions as overseen by the Board of Directors, primarily through the Audit Committee. The Company’s cybersecurity policies, standards, processes, and practices are integrated into the Company’s overall risk management program and we regularly consider cybersecurity risks in the context of material risks to the Company.
Our cybersecurity risk management program categorizes cybersecurity risks into five areas: identify, protect, detect, respond, and recover. We regularly assess the cybersecurity threat landscape, employing a layered cybersecurity strategy that emphasizes prevention, detection, and mitigation through a variety of technical and operational measures. As a part of our cybersecurity risk management program, our information security program is tailored to address identified risks, while aligning with pertinent business requirements.
We foster a shared responsibility for the Company’s cybersecurity with all of our employees, conducting periodic phishing simulation campaigns and providing regular, mandatory cybersecurity training to enhance awareness and readiness against potential cyber threats. Certain roles require additional role-based, specialized cybersecurity training, such as tabletop exercises to ensure proactive preparation and effective coordination in the event of a security incident. We engage a third-party to conduct annual tabletop exercises in order to rehearse our incident response plan, as well as to identify and prioritize opportunities for improvement within our cybersecurity program and associated security controls, through a customized simulation specifically tailored to our current environment, processes, and procedures. To protect our data and information systems, we maintain Company-wide cybersecurity policies and procedures regarding encryption standards, antivirus protection, remote access, multifactor authentication, confidential information, and internet, social media, email, and wireless device usage. Our IT security team reviews and updates such policies and procedures to adapt to evolving cybersecurity landscapes, industry best practices, and regulatory and statutory updates. Our CISO conducts thorough reviews of these updates at least annually to ensure their continued relevance and effectiveness in safeguarding the Company’s assets and business interests.
We continually seek to update our IT security, encompassing end-user training, layered defenses, critical asset identification and protection, enhanced monitoring and alerting, and engagement with third-party experts to evaluate the efficacy of our security measures. We engage reputable third parties to assist in the monitoring, protection, detection, and potential remediation of cybersecurity threats and incidents. We also regularly evaluate cybersecurity risks associated with our use of third-party service providers, conducting an annual review of hosted applications and assessing their cybersecurity preparedness. Risks from cybersecurity threats, including as a result of previous cybersecurity incidents encountered by the Company and known incidents encountered by third parties with a connection to the Company, have not materially affected, and are not currently viewed as reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition.
Governance

Management

Our CISO is primarily responsible for the assessment and management of the Company’s material cybersecurity risks and the related cybersecurity risk management policies and procedures. Our CISO oversees our cybersecurity risk management and information security programs and provides quarterly status reports to the ISSC and the Audit Committee. Our CISO possesses over 24 years of experience in various technology, cybersecurity operations, and engineering roles, holds a bachelor’s degree in computer information science and a master’s degree in technology management, earned a CISO Certificate from Carnegie Mellon University, and is ISC2 CISSP certified.
Other key members of management assist our CISO in the oversight of cybersecurity risk management through their membership in the ISSC, which is chaired by our CISO and is comprised of our Chief Executive Officer, Chief Financial Officer, Chief Information Officer, General Counsel, President of Direct-to-Consumer, and Global Digital, Privacy Counsel, and our Vice President of Internal Audit. The ISSC reviews and discusses comprehensive quarterly and annual reports from our CISO and the IT security team in order to provide cooperation, collaboration, and consensus driven information security guidance to the IT department and the Company as whole.
We have also established an Incident Response Team (the “IRT”), which is composed of individuals from our various IT and managerial functions and consults with members of internal departments, as needed, to identify and assess security incidents, including the impact and severity of such incidents. Upon the identification of a security incident, the IRT performs an impact analysis and then determines the appropriate course of action, which may include escalation to the ISSC. Upon consultation with the ISSC and consideration of the relevant risks, the IRT will determine whether the incident should be communicated to the Audit Committee of the Board of Directors.
Board of Directors

The Audit Committee of the Board of Directors has responsibility for oversight of information and cybersecurity risks and assessment of cyber threats and defenses, and it oversees management to ensure that the processes designed, implemented, and maintained with respect to such risks are functioning as intended and adapted when necessary to respond to changes in our strategy, as well as emerging risks. Given the importance of information security and cybersecurity to our stakeholders, our Audit Committee reviews quarterly reports from our CISO regarding the Company’s cybersecurity strategies for mitigating known risks, any newly-identified risks, existing projects, and key performance insights and engages in discussions with management based on such reports and other recent developments.

ITEM 2. PROPERTIES
We lease space for our headquarters, retail stores, showrooms, warehouses, storage, and office facilities in various locations in the United States, as well as overseas. All of our locations are leased, with an exception of one improved real property parcel in Long Island City, New York, which we own. We believe that our existing facilities are in good operating condition and are adequate for our present level of operations. The following table sets forth the location, use, segment, and size of the Company's principal properties as of December 31, 2023.

Location	Use	Segment	Approximate Square Feet
Montreal, Canada	Offices, warehouse	Wholesale Footwear	173,300
Dongguan, China	Offices and sample production	Wholesale Footwear	154,900
Long Island City, NY	Executive offices and sample factory	Corporate(1)	111,000
New York, NY	Offices and showroom, Schwartz & Benjamin	Wholesale Footwear	29,800
New York, NY	Offices and showroom, Accessories	Wholesale Accessories/Apparel	27,200
Nieuwkuijk, Netherlands	Offices and showroom	Wholesale Footwear	23,800
New York, NY	Offices and showroom	Wholesale Accessories/Apparel	17,600
Renton, WA	Topline office	Wholesale Footwear	14,200
New York, NY	Offices and showroom	Wholesale Footwear	10,000
Renton, WA	Topline office	Wholesale Footwear	9,500
Putian City, China	Offices	Wholesale Footwear	8,700
Long Island City, NY	Storage	Corporate(1)	7,200
León, Mexico	Offices	Wholesale Footwear	6,400
Mexico City, Mexico	Offices, SM Mexico	Wholesale Footwear and Wholesale Accessories/Apparel	5,700
(1) Corporate does not constitute a reportable segment.
In addition to the above properties, the Company occupies 255 leased full price and outlet brick-and-mortar locations. These leases expire at various times through fiscal year 2034. All of our retail stores are leased pursuant to leases that, under their original terms, extend for an average of five years. Many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes over the base year.
ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of business, we have various pending cases involving contractual disputes, employee-related matters, distribution matters, product liability claims, intellectual property infringement, and other matters. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these legal proceedings should not have a material impact on our financial condition, results of operations, or liquidity.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
($ in thousands, except for holders of record, beneficial owners, and per share data)
Market Information. Our common stock is traded on the NASDAQ Global Select Market since August 1, 2007 under the trading symbol SHOO and was previously traded on the NASDAQ National Market.
Holders. As of February 22, 2024, there were 154 holders of record and 33,453 beneficial owners of our common stock.
Dividends. Beginning in the first quarter of 2018, we began paying a quarterly cash dividend on our outstanding shares of common stock. At the end of March 2020, in response to the COVID-19 pandemic, and as a precautionary measure, our Board of Directors temporarily suspended the payment of dividends. In February 2021, our Board of Directors approved the reinstatement of a quarterly cash dividend. A quarterly cash dividend of $0.21 per share on our outstanding shares of common stock was paid on March 25, 2022, June 24, 2022, September 26, 2022, and December 30, 2022. The aggregate cash dividend paid for the twelve months ended December 31, 2022 was $66,005. A quarterly cash dividend of $0.21 per share on our outstanding shares of common stock was paid on March 24, 2023, June 23, 2023, September 25, 2023, and December 29, 2023. The aggregate cash dividend paid for the twelve months ended December 31, 2023 was $63,177. In February 2024, our Board of Directors approved the quarterly dividend of $0.21 per share payable on March 22, 2024 to stockholders of record as of the close of business on March 8, 2024. The payment of future dividends will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that dividends of any kind will be paid to holders of our common stock in the future.
Issuer Repurchases of Equity Securities. Our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase of our common stock. On November 2, 2021, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $200,000, bringing the total authorization to $250,000, which included the amount remaining under the prior authorization. The Share Repurchase Program permits us to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in our best interest. In the middle of March 2020, in response to the COVID-19 pandemic, as a precautionary measure the Board of Directors temporarily suspended the repurchase of our common stock, which the Board of Directors reinstated on February 24, 2021. On May 8, 2023, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $189,900, bringing the total authorization to $250,000. During the twelve months ended December 31, 2023, we repurchased an aggregate of 3,127 shares of our common stock under the Share Repurchase Program, at a weighted average price per share of $34.89, for an aggregate purchase price of approximately $109,118, which includes the amount remaining under the prior authorization. As of December 31, 2023, approximately $175,463 remained available for future repurchases under the Share Repurchase Program. The following table presents the total number of shares of our common stock, $0.0001 par value, purchased by us in the three months ended December 31, 2023, the average price paid per share, the amount of shares purchased pursuant to our Share Repurchase Program and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period pursuant to our Share Repurchase Program. See Note J – Share Repurchase Program to the consolidated financial statements for further details on our share repurchase program. During the three months ended December 31, 2023, there were no sales by us of unregistered shares of common stock.

(in thousands except for per share)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2023 - 10/31/2023	6	$31.46	—	$193,676
11/1/2023 - 11/30/2023	261	$36.68	247	$184,569
12/1/2023 - 12/31/2023	702	$41.33	226	$175,463
Total	969	$40.02	473
(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan, each provide us with the right to deduct, or withhold, or require employees to remit to us, an amount sufficient to satisfy all or part of the tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax-withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the fourth quarter of 2023 in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements with an aggregate purchase price of approximately $20,589.
Performance Graph
The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the period beginning on December 31, 2018, and ending on December 31, 2023, with the cumulative total return on the Russell 2000 Index and a peer group index. As of December 31, 2023, our peer group index consisted of seven companies: Caleres, Inc., Crocs, Inc., Deckers Outdoor Corporation, Genesco Inc., Skechers U.S.A., Inc., Designer Brands Inc., and Wolverine World Wide, Inc.
The comparison assumes that $100 was invested on December 31, 2018 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Steven Madden, Ltd.	$100.00	$144.42	$119.40	$159.35	$112.32	$151.14
Russell 2000 Index	$100.00	$125.52	$150.58	$172.90	$137.56	$160.85
Peer Group	$100.00	$130.63	$145.91	$204.48	$187.00	$252.60
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.
Overview
($ in thousands, except for retail store count, earnings per share, and per share data)

Steven Madden, Ltd. and its subsidiaries design, source, and market fashion-forward branded and private label footwear, accessories, and apparel. We distribute our products in the wholesale channel through department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and other international markets through our joint ventures in Israel, South Africa, China, Taiwan, Malaysia, and the Middle East along with special distribution arrangements in certain European countries, North Africa, South and Central America, Australia, and various countries in Asia. In addition, our products are distributed through our direct-to-consumer channel within the United States, Canada, Mexico, and Europe, and our joint ventures in Israel, South Africa, China, Taiwan, and the Middle East.
Our product lines include a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality, trend-right products at accessible price points, delivered in an efficient manner and time frame.
We manage our operations through our operating divisions, which are presented as the following reportable segments: Wholesale Footwear, Wholesale Accessories/Apparel, Direct-to-Consumer, and Licensing. As of January 2023, the Company no longer serves as a buying agent for any of its customers, and as a result no longer reports under the First Cost segment. This change is not considered to have a material or meaningful impact on the Company's operations. Our Wholesale Footwear segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and through our joint ventures and international distributor network. Our Wholesale Accessories/Apparel segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, online retailers, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe and through our joint ventures and international distributor network. Our Direct-to-Consumer segment consists of Steve Madden® and Dolce Vita® full-price retail stores, Steve Madden® outlet stores, Steve Madden® concessions in international markets, and our directly-operated digital e-commerce websites. We operate retail locations in regional malls and shopping centers, as well as high streets in major cities across the United States, Canada, Mexico, Europe, Israel, South Africa, Taiwan, China, and the Middle East. Our Licensing segment is engaged in the licensing of the Steve Madden® and Betsey Johnson® trademarks for use in the sale of select apparel, accessory, and home categories as well as various other non-core products. Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security, and other shared services.
Dividends
Our Board of Directors approved a quarterly cash dividend of $0.21 per share on our outstanding shares of common stock which was paid on March 24, 2023, June 23, 2023, September 25, 2023, and December 29, 2023. The aggregate cash dividends paid for the twelve months ended December 31, 2023 was $63,177.
On February 27, 2024, our Board of Directors approved a quarterly dividend of $0.21 per share is payable on March 22, 2024 to stockholders of record as of the close of business on March 8, 2024.

Executive Summary
Recent Developments
Acquisitions
On October 20, 2023, we acquired substantially all of the assets and certain liabilities of Turn On Products Inc. ("Almost Famous"), for cash consideration of $73,228 and a future payment contingent on the Almost Famous brand achieving certain earnings before interest and tax ("EBIT") targets. In connection therewith, we recorded a short-term liability of $3,325 and a long-term liability of $9,975 as of the date of acquisition to reflect the estimated fair value of the contingent purchase price. The fair value of the contingent payments liability was estimated on the date of acquisition using the Monte Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected EBIT over the earn-out period and a discount rate of 20.3%. Changes in these significant unobservable inputs might result in a significantly higher or lower fair value measurement. The maximum consideration which can be paid over the consideration period of four years is $68,000 and there are no minimum payments required. The liability will be remeasured at each reporting period with changes in fair value recorded in earnings. The amount of future payments will be determined by Almost Famous's future performance with no minimum future payment. After the effect of closing adjustments, the total purchase price of the acquisition was $86,528. The acquisition was funded by cash on hand. Almost Famous is a designer and marketer of women’s junior apparel. Almost Famous distributes its products to wholesale customers, including mass merchants, department stores, off-price retailers, and chain stores within the United States. Almost Famous markets products under its own brands, primarily Almost Famous, as well as private label brands for various retailers. For additional information on this acquisition, refer to Note D – Acquisitions & Sale of Minority Noncontrolling Interest in the notes to our consolidated financial statements included in this Annual Report.
Key Highlights
Total revenue for 2023 decreased by 6.6% to $1,981,582 from $2,122,009 in 2022. Net income attributable to Steven Madden, Ltd. was $171,554 in 2023 compared to $216,061 in 2022. Our effective tax rate for 2023 decreased to 21.1% compared to 23.1% in 2022. Diluted earnings per share in 2023 was $2.30 per share on 74,565 diluted weighted average shares outstanding compared to diluted income of $2.77 per share on 78,069 diluted weighted average shares outstanding in the prior year.
As of December 31, 2023, we had 255 brick-and-mortar retail stores and five e-commerce websites in operation, compared to 232 brick-and-mortar retail stores and six e-commerce websites as of December 31, 2022. This increase resulted from the opening of 38 brick-and-mortar stores, most in international markets, offset by the closure of 15 brick-and-mortar stores and one e-commerce site. The Company also operated 25 concessions in international markets.
Our inventory turnover (calculated on a trailing four quarter average) for the years ended December 31, 2023 and 2022 was 5.6 times and 4.9 times, respectively. Our total Company accounts receivable average collection days were 71 days in 2023 compared to 72 days in 2022. As of December 31, 2023, we had $219,813 in cash, cash equivalents, and short-term investments, no debt, and total stockholders’ equity of $848,032. Working capital decreased to $477,208 as of December 31, 2023, compared to $522,649 on December 31, 2022.
As we look ahead, we remain focused on delivering trend-right product, deepening connections with our consumers, growing our international business, expanding our non-footwear categories, enhancing our digital commerce business, strengthening our core U.S. wholesale business, and efficiently managing our inventory and expenses, while continuing to make meaningful progress on our corporate social responsibility initiatives.

RESULTS OF OPERATIONS

	Years Ended December 31,
(in thousands, except for number of stores)	2023		2022		2021
CONSOLIDATED:
Net sales	$1,971,474	99.5%	$2,111,296	99.5%	$1,853,902	99.3%
Commission and licensing fee income	10,108	0.5%	10,713	0.5%	12,240	0.7%
Total revenue	1,981,582	100.0%	2,122,009	100.0%	1,866,142	100.0%
Cost of sales (exclusive of depreciation and amortization)	1,149,168	58.0%	1,248,173	58.8%	1,098,645	58.9%
Gross profit	832,414	42.0%	873,836	41.2%	767,497	41.1%
Operating expenses	612,672	30.9%	592,192	27.9%	519,848	27.9%
Impairment of intangibles	6,520	0.3%	—	—%	2,620	0.1%
Impairment of lease right-of-use asset and fixed assets	—	—%	—	—%	1,432	0.1%
Income from operations	213,222	10.8%	281,644	13.3%	243,597	13.1%
Interest and other income/(expense) – net	7,392	0.4%	676	—%	(1,529)	(0.1)%
Income before income taxes	220,614	11.1%	282,320	13.3%	242,068	13.0%
Net income attributable to Steven Madden, Ltd.	$171,554	8.7%	$216,061	10.2%	$190,678	10.2%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Net sales	$1,048,448	100.0%	$1,194,890	100.0%	$1,022,322	100.0%
Cost of sales (exclusive of depreciation and amortization)	677,817	64.6%	763,809	63.9%	677,155	66.2%
Gross profit	370,631	35.4%	431,081	36.1%	345,167	33.8%
Operating expenses	165,681	15.8%	166,123	13.9%	128,004	12.5%
Income from operations	$204,950	19.5%	$264,958	22.2%	$217,163	21.2%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Net sales	$416,532	100.0%	$394,676	100.0%	$343,675	100.0%
Cost of sales (exclusive of depreciation and amortization)	281,364	67.5%	294,591	74.6%	249,000	72.5%
Gross profit	135,168	32.5%	100,085	25.4%	94,675	27.5%
Operating expenses	73,740	17.7%	70,310	17.8%	64,776	18.8%
Impairment of intangibles	—	—%	—	—%	2,620	0.8%
Impairment of lease right-of-use asset and fixed assets	—	—%	—	—%	651	0.2%
Income from operations	$61,428	14.7%	$29,775	7.5%	$26,628	7.7%

DIRECT-TO-CONSUMER SEGMENT:
Net sales	$506,494	100.0%	$521,729	100.0%	$487,906	100.0%
Cost of sales (exclusive of depreciation and amortization)	189,987	37.5%	189,773	36.4%	172,490	35.4%
Gross profit	316,507	62.5%	331,956	63.6%	315,416	64.6%
Operating expenses	279,827	55.2%	264,307	50.7%	240,093	49.2%
Impairment of intangibles	6,520	1.3%	—	—%	—	—%
Impairment of lease right-of-use asset and fixed assets	—	—%	—	—%	781	0.2%
Income from operations	$30,160	6.0%	$67,649	13.0%	$74,542	15.3%
Number of stores	260		238		220

FIRST COST SEGMENT:
Commission fee income	$—	—%	$916	100.0%	$2,346	100.0%
Gross profit	—	—%	916	100.0%	2,346	100.0%
Operating expenses	—	—%	150	16.4%	375	16.0%
Income from operations	$—	—%	$766	83.6%	$1,971	84.0%

LICENSING SEGMENT:
Licensing fee income	$10,108	100.0%	$9,798	100.0%	$9,893	100.0%
Gross profit	10,108	100.0%	9,798	100.0%	9,893	100.0%
Operating expenses	1,681	16.6%	1,944	19.8%	1,785	18.0%
Income from operations	$8,427	83.4%	$7,854	80.2%	$8,108	82.0%

CORPORATE:
Operating expenses	$(91,743)	—%	$(89,358)	—%	$(84,815)	—%
Loss from operations	$(91,743)	—%	$(89,358)	—%	$(84,815)	—%

The following section discusses our results of operations for 2023 and 2022 and year-to-year comparisons between those periods. Discussions of 2021 and year-to-year comparisons between 2022 and 2021 are not included in this Annual Report on Form 10-K and can be found within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K filed with the SEC on March 1, 2023.
Year Ended December 31, 2023 vs. Year Ended December 31, 2022
Consolidated:
Total revenue in the year ended December 31, 2023 decreased 6.6% to $1,981,582 compared to $2,122,009 in 2022, with decreases in the Wholesale Footwear and Direct-to-Consumer segments, partially offset by increases in the Wholesale Accessories/Apparel and Licensing segments. Gross profit was $832,414, or 42.0% of total revenue, as compared to $873,836, or 41.2% of total revenue, in the prior year. The increase in gross profit as a percentage of total revenue was primarily driven by an improvement in gross margin in the Wholesale Accessories/Apparel segment, partially offset by lower gross margin in the Wholesale Footwear and Direct-to-Consumer segments. Gross profit in 2023 included a charge of $2,023, related to the fair value step-up of inventory in connection with the acquisition of Almost Famous. Operating expenses in 2023 were $612,672, or 30.9%, of total revenue, as compared to $592,192, or 27.9% of total revenue, in the prior year. Operating expenses in 2023 included severance and a certain office restructuring costs of $3,803 and acquisition costs of $2,443 primarily related to the acquisition of Almost Famous and international joint-ventures. Operating expenses in 2022 included the accelerated amortization of a trademark of $7,050 and a benefit from the change in valuation of a contingent consideration of $5,807. The 2023 financial results also included a pre-tax charge of $6,520 for an impairment of a trademark. In the year ended December 31, 2023, income from operations decreased to $213,222, or 10.8% of total revenue, as compared to $281,644, or 13.3% of total revenue, in the prior year. The effective tax rate for the year ended December 31, 2023 was 21.1% compared to 23.1% last year. The primary changes between the Company’s effective tax rate for the year ended December 31, 2023 and 2022 are due to a higher tax benefit related to equity-based awards and jurisdictional mix. Net income attributable to Steven Madden, Ltd. for the year ended December 31, 2023 was $171,554 compared to $216,061 for the year ended December 31, 2022.
Wholesale Footwear Segment:
Revenue from the Wholesale Footwear segment in the year ended December 31, 2023 accounted for $1,048,448, or 52.9% of total revenue, as compared to $1,194,890, or 56.3% of total revenue, in the year ended December 31, 2022. The 12.3% decrease in revenue in the current year is primarily the result of a moderation in wholesale customers' order patterns in a challenging retail environment, impacting both our branded and private label businesses. Gross profit was $370,631, or 35.4% of Wholesale Footwear revenue, in the year ended December 31, 2023 as compared to $431,081, or 36.1% of Wholesale Footwear revenue, in the year ended December 31, 2022. The decrease of gross profit as a percentage of revenue was primarily due to higher promotional activity partially offset by lower freight expenses. Operating expenses in the year ended December 31, 2023 were $165,681, or 15.8%, of Wholesale Footwear revenue, as compared to $166,123, or 13.9% of Wholesale Footwear revenue, in the year ended December 31, 2022. The increase in operating expenses as a percentage of Wholesale Footwear revenue was primarily due to expense deleverage on a lower revenue base. Operating expenses in 2023 included severance and a certain office restructuring costs of $1,546 and acquisition costs of $929 related to newly formed international joint ventures. Income from operations decreased to $204,950, or 19.5% of Wholesale Footwear revenue in 2023 as compared to $264,958, or 22.2% of Wholesale Footwear revenue, in 2022.
Wholesale Accessories/Apparel Segment:
Revenue from the Wholesale Accessories/Apparel segment in the year ended December 31, 2023 accounted for $416,532, or 21.0% of total revenue, as compared to $394,676, or 18.6% of total revenue, in the year ended December 31, 2022. The 5.5% increase in revenue resulted primarily from the performance of our branded handbag business and the additional apparel revenue related to the acquisition of Almost Famous, partially offset by a reduction in our private label business. Gross profit was $135,168, or 32.5% of Wholesale Accessories/Apparel revenue, in the year ended December 31, 2023, as compared to $100,085, or 25.4% of Wholesale Accessories/Apparel revenue, in the year ended December 31, 2022. The increase in gross profit as a percentage of revenue was primarily due to lower freight costs, improved production costs, and lower markdown allowances. Operating expenses in the year ended December 31, 2023 were $73,740, or 17.7%, of Wholesale Accessories/Apparel revenue, as compared to $70,310, or 17.8%, of Wholesale Accessories/Apparel revenue, in the year ended December 31, 2022. Operating expenses in 2023 included acquisition costs of $1,505 related to the acquisition of Almost Famous. Operating expenses in 2022 included the accelerated amortization of a trademark of $7,050 and a benefit from the change in valuation of a contingent consideration of $5,807. Income from operations for the Wholesale Accessories/Apparel segment in 2023 was $61,428, or 14.7% of Wholesale Accessories/Apparel revenue, as compared to $29,775, or 7.5% of Wholesale Accessories/Apparel revenue, in 2022.

Direct-to-Consumer Segment:
In the year ended December 31, 2023, revenue from the Direct-to-Consumer segment accounted for $506,494, or 25.6% of total revenue, as compared to $521,729, or 24.6% of total revenue, in the twelve months of 2022. The 2.9% decrease in revenue was primarily driven by a decline in our e-commerce business and brick-and-mortar comparable store sales, partially offset by the addition of the Middle East joint-venture and the expansion of our footprint in international markets. We opened 38 brick-and-mortar stores and closed 15 brick-and-mortar stores and one e-commerce site during the year ended December 31, 2023 and ended the year with 255 brick-and-mortar stores and five e-commerce sites compared to 232 brick-and-mortar stores and six e-commerce sites as of December 31, 2022. In addition, we operated 25 concessions in international markets as of December 31, 2023 compared to 20 concessions in international markets as of December 31, 2022. During the year ended December 31, 2023, gross profit was $316,507, or 62.5% of Direct-to-Consumer revenue, compared to $331,956, or 63.6% of Direct-to-Consumer revenue, in the twelve months of 2022. The decrease in gross profit as a percentage of revenue was primarily due to higher promotional activity, partially offset by lower freight costs. Operating expenses for the twelve months of 2023 were $279,827, or 55.2% of Direct-to-Consumer revenue, as compared to $264,307, or 50.7% of Direct-to-Consumer revenue, for the twelve months of 2022. The increase in operating expenses as a percentage of revenue was primarily attributable to expense deleverage on a lower revenue base. The 2023 financial results also included a pre-tax charge of $6,520 for an impairment of a trademark. In 2023, income from operations for the Direct-to-Consumer segment was $30,160, or 6.0% of Direct-to-Consumer revenue as compared to $67,649, or 13.0% of Direct-to-Consumer revenue, in 2022.
First Cost Segment:
As of January 2023, the Company no longer serves as a buying agent for any of its customers, and as a result no longer reports under the First Cost segment. This change is not considered to have a material or meaningful impact on the Company's operations. In 2022, commission income generated by the First Cost segment accounted for $916, operating expenses were $150, and income from operations was $766.
Licensing Segment:
Royalty income generated by the Licensing segment accounted for $10,108, or 0.5% of total revenue, for the year ended December 31, 2023 compared to $9,798, or 0.5% of total revenue, for the year ended December 31, 2022. Operating expenses decreased to $1,681 in the current year compared to $1,944 last year. Income from the Licensing segment was $8,427 for the year ended December 31, 2023 as compared to $7,854 in the prior year.
Corporate:
Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security, and other shared services. Corporate operating expenses amounted to $91,743 during the year ended December 31, 2023 as compared to $89,358 in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flows from operations, cash, cash equivalents, and short-term investments. Cash, cash equivalents, and short-term investments totaled $219,813 and $289,798 at December 31, 2023 and December 31, 2022, respectively. Of the total cash, cash equivalents, and short-term investments as of December 31, 2023, $134,745, or approximately 61%, was held in our foreign subsidiaries, and of the total cash, cash equivalents, and short-term investments on December 31, 2022, $133,729, or approximately 46%, was held in our foreign subsidiaries.
On July 22, 2020, we entered into a $150,000, five-year, asset-based revolving credit facility with various lenders and Citizens Bank, N.A (the “Credit Agreement”). On March 25, 2022, we entered into the Credit Agreement, which replaced the London Interbank Offering Rate (“LIBOR”) with the Bloomberg Short-Term Bank Yield Index (“BSBY”) as the interest rate benchmark, among other changes. On April 3, 2023, we entered into a second amendment to the Credit Agreement, which reflects CIT Group/Commercial Services, Inc. (“CIT”) as an additional receivables collection agent for us and certain guarantors. Further, on October 23, 2023, we entered into a third amendment to the Credit Agreement in order to accommodate certain changes made to our existing factoring arrangement with CIT.
As of December 31, 2023, we had working capital of $477,208, cash and cash equivalents of $204,640, short-term investments of $15,173, no cash borrowing, and $504 in letters of credit outstanding unrelated to the Credit Agreement.
We believe that based on our current financial position and available cash, cash equivalents, and short-term investments, we will meet all our financial commitments and operating needs for at least the next twelve months. In addition, our $150,000 asset-based revolving credit facility provides us with additional liquidity and flexibility on a long-term basis.
Operating Activities
Cash provided by operations was $229,237 in 2023 compared to $267,883 in the same period of the prior year. The decrease in cash provided by operations was primarily driven by unfavorable changes in receivables and net income offset by less cash used in accounts payable and accrued expenses.
Investing Activities
Cash used in investing activities was $99,892 for the year ended December 31, 2023, which consisted of $75,271 for the acquisition of Almost Famous and purchases of $25,688 in short-term investments offset by cash received of $25,872 from the maturities and sales of short-term investments. We also made capital expenditures of $19,470, principally for leasehold improvements, new stores, and systems enhancements. We also had investments of $5,339 related to other investing activities.
Financing Activities
During the year ended December 31, 2023, net cash used in financing activities was $200,936, which primarily consisted of share repurchases and net settlements of stock awards of $142,348, cash dividends paid of $63,177, partially offset by an investment of a noncontrolling interest of $4,486.

Contractual Obligations
Our contractual obligations as of December 31, 2023 were as follows:

	Payment due by period
(in thousands)	Total	2024	2025-2026	2027-2028	2029 and after
Operating lease obligations (1)	$157,264	$43,730	$66,631	$30,406	$16,497
Purchase obligations	194,511	194,426	85	—	—
Future minimum royalty and advertising payments (2)	18,000	6,000	12,000	—	—
Transition tax	4,884	4,884	—	—	—
Total	$374,659	$249,040	$78,716	$30,406	$16,497
(1) Refer to Note M – Leases to the consolidated financial statements included in this Annual Report on Form 10-K for further information.
(2) Refer to Note O – Commitments, Contingencies, and Other to the consolidated financial statements included in this Annual Report on Form 10-K for further information.
Substantially all our products are produced by independent manufacturers at overseas locations, the majority of which are located in China, with a growing percentage located in Cambodia, Mexico, Vietnam, India, Italy, Brazil, and some European nations. We have not entered into any long-term manufacturing or supply contracts with any of these foreign manufacturers. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. Purchases are made primarily in United States dollars.
As of the date of this report, we have employment agreements with our Founder and Creative and Design Chief, Steven Madden, and certain executive officers, which provide for the payment of compensation aggregating to approximately $10,686 in 2024, $10,368 in 2025 and $9,396 in 2026, $8,589 in 2027, $8,549 in 2028, $7,942 in 2029, and $7,746 in each of the years 2030 and 2031.
In addition, some of these employment agreements provide for discretionary bonuses and some provide for incentive compensation based on various performance criteria as well as other benefits, including stock-related compensation.
Transition tax of $4,884 was the result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). Excluded from the contractual obligations table above are long-term taxes payable of $238 as of December 31, 2023 primarily related to uncertain tax positions, for which we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year due to uncertainties in the timing of tax audit outcomes. For further information, refer to Note N – Income Taxes to the consolidated financial statements included in this Annual Report on Form 10-K.
Dividends
In February 2023, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our outstanding shares of common stock. The dividend was paid on March 24, 2023, to stockholders of record as of the close of business on March 10, 2023. We paid total cash dividends for the three months ended March 31, 2023 of $16,039.
In May 2023, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our outstanding shares of common stock. The dividend was paid on June 23, 2023, to stockholders of record as of the close of business on June 12, 2023. We paid total cash dividends for the three months ended June 30, 2023 of $15,856.
In August 2023, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our outstanding shares of common stock. The dividend was paid on September 25, 2023, to stockholders of record as of the close of business on September 15, 2023. We paid total cash dividends for the three months ended September 30, 2023 of $15,698.
In November 2023, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our outstanding shares of common stock. The dividend was paid on December 29, 2023, to stockholders of record as of the close of business on December 15, 2023. We paid total cash dividends for the three months ended December 31, 2023 of $15,584.
On February 27, 2024, our Board of Directors approved a quarterly cash dividend. The quarterly dividend of $0.21 per share is payable on March 22, 2024 to stockholders of record as of the close of business on March 8, 2024.

Future quarterly cash dividend payments are subject to the discretion of our Board of Directors and contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that dividends will be paid to holders of our common stock in the future.
Inflation
Actual results could be negatively and materially impacted due to risks and uncertainties, including the impacts of inflationary pressures globally and the war in Ukraine, the war in the Middle East, and the related broader macroeconomic implications. Consumer spending has been and may continue to be negatively impacted by inflationary pressures, and other macroeconomic and geopolitical factors. All these factors have negatively impacted, and might continue to negatively impact, our direct sales to end consumers and our sales to our wholesale customers. Historically, we have minimized the impact of product, wages, and logistic cost increases by raising prices, renegotiating costs, changing suppliers, and improving operating efficiencies. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.
CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
Management believes the following critical accounting estimates are the most significantly affected by judgments and assumptions used in the preparation of our consolidated financial statements: allowances for doubtful accounts; markdowns and chargeback allowances, co-op advertising allowances, customer returns; inventory valuation; and valuation of intangible assets and goodwill. Our estimates are made based upon historical factors, current and future circumstances and market conditions, and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis, and we may employ outside experts to assist in the valuation process of our intangible assets and goodwill.
Allowances for doubtful accounts. A vast majority of our customers’ receivable balances are protected under our factoring and collection agency agreements with Rosenthal & Rosenthal, Inc. (“Rosenthal”) and CIT Group/Commercial Services, Inc. (“CIT”), described in Note Q – Factoring Agreements to the consolidated financial statements included in this Form 10-K. Under this agreement, Rosenthal assumes the credit risk resulting from a customer’s financial inability to make payment of credit-approved receivables. We also use risk insurance, letters of credit, and put agreements to mitigate credit risk for a significant portion of the receivables not covered under our Rosenthal agreement. The balance of receivables not covered under our Rosenthal agreement is reduced by an allowance for amounts that may be uncollectible in the future.
The estimated allowance for doubtful accounts is based on an analysis of the aging of accounts receivable, assessments of collectability based on historical trends, the financial condition of our customers, and an evaluation of economic conditions. Differences in management’s estimation of the above factors could impact our results of operations and financial position. The balances of allowances for doubtful accounts are generally correlated with our revenues from wholesale customers whose receivables are not covered under our Rosenthal agreement, and actual losses have historically been within our expectations and in line with the allowances we have established. The balances and activity in the allowances for doubtful accounts are presented in Note T – Valuation and Qualifying Accounts to the consolidated financial statements included in this Form 10-K. A hypothetical 5% increase in our allowance for doubtful accounts as of December 31, 2023 would have increased our 2023 operating expenses by approximately $200.
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
a.Markdowns and chargeback allowances. We evaluate anticipated customer markdowns and chargeback allowances by reviewing several performance indicators for our major customers. These performance indicators, which include inventory levels on the retail floors, sell through rates to the end consumer, and gross margin levels, are analyzed by management to estimate the amount of customer allowances. We also discuss product performance with our retail partners on an ongoing basis to gather more intelligence to inform our estimation process. Differences in management’s estimation of the above factors from period to period could impact our results of operations and financial position. The levels of markdown and chargeback allowances are generally correlated with our revenues to wholesale customers. A hypothetical 5% increase in the reserve balance for markdowns and chargeback allowances as of December 31, 2023 would have decreased our 2023 revenue by approximately $1,500.
b.Co-op advertising allowances. Under our co-op advertising programs, we agree to reimburse the retailer for a portion of the costs incurred by the retailer to advertise and promote some of our products. We estimate the costs of co-op advertising programs based on the terms of the agreements with our customers. Differences in management’s estimation of the co-op advertising activity at our customers and the resulting amount of the reserve for these allowances from period to period could impact our results of operations and financial position. The level of co-op advertising support is generally correlated with our revenues to wholesale customers. A hypothetical 5% increase in the reserve balance for co-op advertising allowances as of December 31, 2023 would have an immaterial impact on our 2023 revenue.

c.Return reserve. Our Direct-to-Consumer segment accepts unworn returns within 30 days from the date of a sale, or 30 days from the date of delivery for online orders. We estimate a return reserve in the Direct-to-Consumer segment by establishing a return rate using historical returns data. The rate is then applied to eligible revenues recorded in the current period to calculate the reserve. We do not accept returns as a normal business practice in our wholesale segments, except for our Blondo® and Dolce Vita® product lines. We estimate such returns based on historical experience and current market conditions. The level of returns is generally correlated with our revenues. A hypothetical 5% increase in the return reserve as of December 31, 2023 would have decreased our 2023 revenue by approximately $200.
The balances and activity in the markdown, chargeback, and co-op advertising allowances are included in Note T – Valuation and Qualifying Accounts to the consolidated financial statements included in this Form 10-K.
Inventory valuation. Inventories are stated at the lower of cost or net realizable value, on a first-in, first-out basis. We review inventory on a regular basis for excess and slow-moving inventory. The review is based on an analysis of the age and styles of inventory on hand, historical sales of the same or similar products, and expected net realizable value through future sales. The analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales and projections for sales in the foreseeable future as well as subsequent sales and discussions with both traditional and off-price retailers. We consider quantities on hand in excess of estimated future sales to be at risk for market impairment. The estimated net realizable value is determined based on the estimate of selling prices of inventory through off-price and discount store channels, department stores, and our own direct-to-consumer channel. The likelihood of any material inventory write-down is dependent primarily on the expectation of future consumer demand for our products, which is influenced by consumer trends, economic and market conditions, weather patterns for seasonal goods, and the impacts of the COVID-19 pandemic. A misinterpretation or misunderstanding of future consumer demand for our products due to these or any other factors could result in inventory valuation changes compared to the valuation determined to be appropriate as of the balance sheet date.
In general, our inventory obsolescence estimates have historically been within our expectations and in line with the reserves established, and although possible, significant variation is not expected in the future. A hypothetical 5% increase to inventory reserves at December 31, 2023 would have decreased our 2023 gross profit by approximately $400.
Valuation of intangible assets and goodwill. We estimate and record the fair value of purchased intangible assets at the time of their acquisition. The fair values of these intangible assets are estimated based on independent third-party appraisals that are reviewed and approved by us. Goodwill and other intangible assets deemed to have indefinite useful lives are not amortized. These assets are tested for impairment at least annually on the first day of the third quarter, or more frequently if impairment indicators are present. Intangible assets with finite lives are amortized over their estimated useful lives and tested for impairment if indicators are present.
Our annual impairment assessment of goodwill and indefinite-lived intangible assets is generally performed using a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit or intangible asset is less than its carrying amount. Performance of the qualitative impairment assessment requires judgment in identifying and considering the significance of relevant events and circumstances including external factors, such as macroeconomic and industry conditions, and the legal and regulatory environment, as well as entity-specific factors, such as actual and planned financial performance, that could impact the fair value of our reporting units and indefinite-lived intangible assets. The results of our most recent quantitative tests are also considered in performing the qualitative assessment.
If the results of the annual qualitative assessment conclude that it is not more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset exceeds its carrying value, or if interim indicators of impairment are identified, a quantitative impairment test is performed.
A quantitative impairment test involves comparing the fair value of a reporting unit or intangible asset with its carrying value. If the fair value is less than the carrying value, an impairment loss is recorded for an amount equal to the excess of the carrying value over the fair value. For goodwill, the impairment loss is limited to the amount of the respective reporting unit’s allocated goodwill. Determination of the fair value of a reporting unit or indefinite-lived intangible asset is subjective in nature and involves the use of significant estimates and assumptions including consideration of external factors, such as macroeconomic and industry conditions, and the legal and regulatory environment, as well as entity-specific factors such as actual and planned financial performance. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the amount of any such charge. Estimates of fair value are primarily determined using discounted cash flows, market comparisons, and recent transactions. These approaches use significant estimates and assumptions, including projected future cash flows, discount rates, growth rates, and determination of appropriate market comparisons. It is possible that our conclusions regarding impairment of goodwill or other intangible assets could change in future periods if, for example, our businesses do not perform as projected or overall economic conditions in future periods vary from current assumptions.
Our annual impairment tests were last performed as of July 1, 2023 using a quantitative impairment test as described above, the results of which indicated that the fair values of our reporting units and indefinite-lived intangible assets significantly exceeded their carrying values. A hypothetical 10% decrease in the fair values of our reporting units and our indefinite-lived intangible assets as of December 31, 2023 would not have resulted in any material impairment charges. No goodwill or intangible asset impairment charges were recorded as a result of our annual impairment tests during any of the years presented in this Form 10-K.

During the fourth quarter of 2023, certain events occurred which led the Company to conclude that impairment indicators existed and the Company performed a valuation of the GREATS® trademark. The estimated fair value of this trademark was determined using an excess earnings method, incorporating the use of projected financial information, and a discount rate which are developed using market participant based assumptions. As a result of this assessment, the GREATS® trademark was written down from the carrying value of $12,670 to its fair value of $6,150, resulting in a pre-tax non-cash impairment charge of $6,520. This charge was recorded in impairment of intangibles in the Company’s Consolidated Statements of Income and recognized in the Direct-to-Consumer segment.
During the fourth quarter of 2021, certain decisions were made by the Company that resulted in the change in the useful life of the BB Dakota trademark from an indefinite to a finite life. As a result, the BB Dakota trademark was assessed for impairment. The estimated fair value of this trademark was determined using an excess earnings method, incorporating the use of projected financial information, and a discount rate, which was developed using market participant-based assumptions. As a result of this assessment, the BB Dakota trademark was written down from the carrying value of $9,670 to its fair value of $7,050, resulting in a pre-tax, non-cash impairment charge of $2,620. This charge was recorded in impairment of intangibles in the Company’s Consolidated Statements of Income and recognized in the Wholesale Accessories/Apparel segment. The fair value of $7,050 was amortized over its remaining useful life of one year and was fully amortized at the end of 2022.
See Note G – Goodwill and Intangible Assets to the consolidated financial statements included in this Form 10-K for further detail and impairment charges.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)
Interest Rate Risk
We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and the BSBY. The terms of our $150,000 asset-based revolving credit agreement (the “Credit Facility”) and our collection agency agreements with Rosenthal & Rosenthal, Inc. and CIT Group/Commercial Services, Inc. can be found in the Liquidity and Capital Resources section of Item 7 and in Note P – Credit Agreement and Note Q – Factoring Agreements, respectively, to the consolidated financial statements included in this Form 10-K. Because we had no cash borrowings under the Credit Facility as of December 31, 2023, a 10% change in interest rates, with all other variables held constant, would have an immaterial effect on our reported interest expense.
As of December 31, 2023, we held short-term investments valued at $15,173, which consist of certificates of deposit. We have the ability to hold these investments until maturity.
Foreign Currency Exchange Rate Risk
We face market risk to the extent that our U.S. or foreign operations involve the transaction of business in foreign currencies. In addition, our inventory purchases are primarily done in foreign jurisdictions and inventory purchases may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of our contract manufacturers, which could have the effect of increasing the cost of goods sold in the future. We manage these risks primarily by denominating these purchases in U.S. dollars. To mitigate the risk of purchases that are denominated in foreign currencies we may enter into forward foreign exchange contracts for terms of no more than two years. A description of our accounting policies for derivative financial instruments is included in Note B – Summary of Significant Accounting Policies and Note L – Derivative Instruments to the consolidated financial statements.
As of December 31, 2023, we had entered into forward foreign exchange contracts with notional amounts totaling $105,602. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of December 31, 2023. As of December 31, 2023, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts, with all other variables held constant, would result in a net increase or decrease in the fair value of our derivatives portfolio of approximately $120, which is immaterial to the consolidated financial statements.
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

Inflation Risk
Inflationary factors generally affect us by reducing consumer spending, increasing our labor and overhead costs, and negatively impacting our direct sales to end consumers and our sales to our wholesale customers, which may adversely affect our results of operations and financial position. We have historically been able to minimize the impacts of inflation by raising prices, renegotiating costs, changing suppliers, and improving operating efficiencies. However, no assurance can be given that we will be able to offset such inflationary impacts in the future.

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
With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness, as of the end of our fiscal year ended December 31, 2023, of our internal control over financial reporting based on the framework and criteria established in the 2013 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation our management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
In accordance with SEC guidance, our management's assessment of the effectiveness of internal control over financial reporting did not include the internal controls of Almost Famous, which we acquired in October 2023 and is included in the December 31, 2023 consolidated financial statements. The acquired business constituted 8.8% of consolidated total assets as of December 31, 2023 and 1.9% of consolidated total revenue for the year ended December 31, 2023.
Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2023. Their attestation report appears in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting, as identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, that occurred during the fiscal quarter ended December 31, 2023, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
(a) On February 27, 2024, based on the recommendation of the Compensation Committee, and Board approval, the Company entered into an employment agreement with Edward R. Rosenfeld, our Chief Executive Officer and the Chairman of our Board of Directors, pursuant to which Mr. Rosenfeld will continue to serve in such positions (the “Rosenfeld Employment Agreement”). The Rosenfeld Employment Agreement, the full text of which is filed as Exhibit 10.20 hereto, supersedes and replaces Mr. Rosenfeld’s prior employment agreement with us.
The term of the Rosenfeld Employment Agreement (the “Term”) commences on March 1, 2024 and will expire on February 28, 2029, unless sooner terminated in accordance with its terms.
Pursuant to the Rosenfeld Employment Agreement, Mr. Rosenfeld will receive an annual base salary of: $1,172 for the period from March 1, 2024 through February 28, 2025, and as of March 1, 2025 and as of each March 1 thereafter during the Term, the Board of Directors or a committee thereof will review the annual base salary for potential increase (but not decrease). Mr. Rosenfeld will also receive a monthly automobile allowance of $2.
In addition, pursuant to the Rosenfeld Employment Agreement, on March 15, 2024, Mr. Rosenfeld will receive a grant under the Steven Madden, Ltd. 2019 Incentive Compensation Plan (the “2019 Plan”) of restricted shares of the Company’s common stock with a value of $3,400 (the “2024 Award”). The 2024 Award will vest in five equal annual installments commencing on February 28, 2025, being fully vested on February 28, 2029. The Rosenfeld Employment Agreement further provides that, on March 15, 2025 and on each March 15 thereafter through the remainder of the Term, Mr. Rosenfeld will be eligible to receive an additional grant of time-vesting restricted stock shares or restricted stock units in an amount to be determined by the Board of Directors or a committee of the Board of Directors, and such grants will be made under the 2019 Plan (contingent on sufficient shares being available for issuance under the 2019 Plan at such time), will have terms and conditions determined by the Board of Directors or a committee of the Board of Directors, and will be subject to an award agreement under the 2019 Plan.
In addition, under the terms of the Rosenfeld Employment Agreement, Mr. Rosenfeld will be eligible to receive an annual grant of performance shares in a target amount equal to $3,600 (the “Target Shares”) that will be eligible to be earned over a three-year performance period based on the Company’s average annual return on capital over such performance period compared to the average annual return on capital of a predetermined peer group, with such peer group having been approved by the Board of Directors or a committee of the Board of Directors. The performance period for each grant will begin on January 1 of the year in which the grant occurs and will end on December 31 of the second full calendar year following the year in which such grant occurs. The number of performance shares earned will be determined based on the following payout scale (with linear interpolation between performance levels):

Payout Level	Company’s Percentile Relative to Peer Group	% of Target Shares Earned
Maximum	75th or higher	185%
Target	50th	100%
Threshold	25th	50%
Below Threshold	Below 25th	0%
Each of the performance share grants will be subject to approval by the Board of Directors or a committee of the Board of Directors, will be made under the 2019 Plan (contingent on sufficient shares being available in the 2019 Plan reserve) and will be subject to the terms and conditions of a performance share award agreement.
The Rosenfeld Employment Agreement permits the Company to terminate Mr. Rosenfeld’s employment at any time with or without Cause (as defined under the Rosenfeld Employment Agreement), and Mr. Rosenfeld to resign from his employment at any time, with or without Good Reason (also as defined under the Rosenfeld Employment Agreement). In the event that Mr. Rosenfeld’s employment should be terminated by the Company for Cause or by Mr. Rosenfeld’s resignation without Good Reason, Mr. Rosenfeld would be entitled to receive only his accrued and unpaid salary through the date of termination and, in the case of a resignation without Good Reason, the performance shares earned during the prior performance period but not yet paid as of the date of termination.
In the event that Mr. Rosenfeld’s employment should be terminated by the Company without Cause or by Mr. Rosenfeld’s resignation for Good Reason, Mr. Rosenfeld would be entitled to receive, subject to the execution and non-revocation of a general release of claims by Mr. Rosenfeld, (i) payment of his annual base salary, payable at regular payroll intervals, from the date of termination of employment through the earlier of (a) the date that is twelve months after the date of termination or (b) the remainder of the Term, (ii) if such termination occurs prior to March 15, any accrued and unpaid bonus amounts relating to the prior period, and (iii) a pro rata portion of performance shares earned based on the achievement of the performance goals during the performance period, as well as any performance shares earned during the prior performance period and not yet paid.
If Mr. Rosenfeld’s employment should be terminated by the Company without Cause or by Mr. Rosenfeld’s resignation for Good Reason during the period commencing 90 days prior to a Change of Control (as defined in the Rosenfeld Employment Agreement) and ending 180 days after a Change of Control, Mr. Rosenfeld would be entitled to receive a cash payment in an amount equal to 2.5 times the sum of (i) the annual base salary to which Mr. Rosenfeld was entitled as of the date of such termination plus (ii) the average annual bonus received by him during the preceding three-year period ending on the last previous December 31st.
The Rosenfeld Employment Agreement also contains customary restrictive covenants and other customary provisions. The foregoing description of the Rosenfeld Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Rosenfeld Employment Agreement filed as Exhibit 10.20 hereto, which is incorporated herein by reference.
(b) During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Exhibits.
See the Exhibit Index included herein.
(b) Financial Statements and Financial Statements Schedules
See Index to Consolidated Financial Statements included herein.

Exhibit Index

2.01
Equity Purchase Agreement, dated January 30, 2017, among the Company, Schwartz & Benjamin, Inc., B.D.S., Inc., Quinby Ridge Enterprises LLC, DANIELBARBARA Enterprises LLC, the Sellers party thereto, and Daniel Schwartz, as agent for the Sellers (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2017)

2.02
First Amendment to Equity Purchase Agreement, dated November 21, 2017, to Equity Purchase Agreement, dated January 30, 2017, among the Company, Schwartz & Benjamin, Inc., B.D.S., Inc., Quinby Ridge Enterprises LLC, DANIELBARBARA Enterprises LLC, the Sellers party thereto, and Daniel Schwartz, as agent for the Sellers (incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2017 filed with the SEC on March 1, 2018)

3.01
Certificate of Incorporation of Steven Madden, Ltd., as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 filed with the SEC on August 5, 2019)

3.02
Second Amended and Restated By-Laws of the Company, dated as November 1, 2022 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on November 2, 2022)

4.01
Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 8, 2013)

4.02
Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated be reference to Exhibit 4.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 1, 2023)

10.01
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2010 filed with the SEC on November 9, 2010)

10.02
Amendment to Collection Agency Agreement dated February 16, 2010 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2010 filed with the SEC on March 12, 2010)

10.03
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Daniel Friedman & Associates, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.04
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Diva Acquisition Corp. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.05
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Steven Madden Retail, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.06
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Stevies, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.07
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and SML Acquisition Corp. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.08
Letter Agreement dated July 10, 2009 among Rosenthal & Rosenthal, Inc., the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.09
Guarantee dated July 10, 2009 of the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. in favor of Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.10
Amendment to Collection Agency Agreement, dated May 6, 2020, between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 28, 2020)

10.11
Credit Agreement, dated as of July 22, 2020, among Steven Madden, Ltd., the other subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 28, 2020)

10.12
First Amendment to Credit Agreement, dated as of March 25, 2022, among Steven Madden, Ltd., the other loan parties party thereto, the lenders party thereto, and Citizen Bank, N.A., as administrative agent (which includes the marked Credit Agreement as Annex I thereto) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2022)

10.13
Amended and Restated Deferred Purchase Factoring Agreement, dated as of July 22, 2020, among Steven Madden, Ltd., certain subsidiaries of Steven Madden, Ltd. party thereto and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 28, 2020)

10.14
Third Amended Employment Agreement dated July 15, 2005 between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 20, 2005)

10.15
Amendment dated December 14, 2009 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 17, 2009)

10.16
Amended and Restated Second Amendment dated as of December 31, 2011 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011 filed with the SEC on February 29, 2012)

10.17
Third Amendment dated April 8, 2016 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 filed with the SEC on May 6, 2016)

10.18
Fourth Amendment dated March 25, 2019 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2019)

10.19	Employment Agreement dated as of May 15, 2023 between the Company and Karla Frieders†#
10.20	Employment Agreement, dated as of February 27, 2024, between the Company and Edward R. Rosenfeld†#
10.21
Employment Agreement, dated as of December 21, 2022, between the Company and Amelia Newton Varela (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022)#

10.22
Employment Agreement dated as of November 10, 2023, between the Company and Zine Mazouzi (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on November 15, 2023)#

10.23
2006 Stock Incentive Plan (Amended and Restated Effective May 22, 2009), amended by the Board of Directors of the Company on April 5, 2012 and approved and adopted by the Company's stockholders on May 25, 2012 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 1, 2013)#

10.24
2019 Incentive Compensation Plan, as adopted by the Board of Directors of the Company on February 25, 2019 and approved and adopted by the Company's stockholders on May 24, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019 filed with the SEC on August 5, 2019)#

10.25	Form of Non-Qualified Stock Option Agreement†#
10.26	Form of Restricted Stock Award Agreement (Non-Employee Directors)†
10.27	Form of Restricted Stock Award Agreement†#
10.28	Form of Performance-Based Restricted Stock Award Agreement†#
10.29
Form of Acknowledgment of Clawback Policy (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 1, 2023)†

10.30
Second Amendment to Credit Agreement, dated as of April 3, 2023, among Steven Madden, Ltd., the other loan parties party thereto, the lenders party thereto, and Citizens Bank, N.A., as administrative agent (which includes the marked Credit Agreement as Annex I thereto) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2023)

10.31
Credit Approved Receivables Purchasing Agreement, dated as of April 3, 2023, among Steven Madden, Ltd., the subsidiaries and affiliates of Steven Madden, Ltd. party thereto, and The CIT Group/Commercial Services, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2023)

10.32
Third Amendment to Credit Agreement, dated as of October 23, 2023, among Steven Madden, Ltd., the other loan parties party thereto, the lenders party thereto, and Citizens Bank, N.A., as administrative agent (which includes the marked Credit Agreement as Annex I thereto) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2023)

10.33
Notification Factoring Rider to the Credit Approved Receivables Purchasing Agreement, dated as of October 23, 2023, among Steven Madden, Ltd., Daniel M. Friedman & Associates, Inc., and The CIT Group/Commercial Services, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2023)

10.34
Fifth Amendment to Third Amended Employment Agreement, dated November 10, 2023, between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2023)

10.35	Employment Agreement dated as of January 24, 2024, between the Company and Lisa Keith†#
14.01	Code of Ethics for the Chief Executive Officer and Senior Financial Officers†
14.02	Code of Business Conduct and Ethics for the Board of Directors†
14.03
Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.03 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2018 filed with the SEC on February 28, 2019)

21.01	Subsidiaries of the Registrant†
23.01	Consent of Ernst & Young LLP†
24.01	Power of Attorney (included on signature page hereto)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*
97	Clawback Policy†
101	The following materials from Steven Madden, Ltd.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) information set forth under paragraph (b) in Part II, Item 9B, tagged as blocks of text.*
104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL) with applicable taxonomy extension information contained in Exhibit 101.*
†     Filed herewith.
#     Indicates management contract, or compensatory plan, or arrangement required to be identified pursuant to Item 15(b) of this Annual Report on Form 10-K.
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

DATE: March 4, 2024

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

Signature	Title	Date
/s/ EDWARD R. ROSENFELD	Chairman, Chief Executive Officer and Director	March 4, 2024
Edward R. Rosenfeld
/s/ ZINE MAZOUZI	Chief Financial Officer	March 4, 2024
Zine Mazouzi
/s/ AMELIA NEWTON VARELA	President and Director	March 4, 2024
Amelia Newton Varela
/s/ PETER DAVIS	Director	March 4, 2024
Peter Davis
/s/ AL FERRARA	Director	March 4, 2024
Al Ferrara
/s/ ROSE LYNCH	Director	March 4, 2024
Rose Lynch
/s/ MITCHELL S. KLIPPER	Director	March 4, 2024
Mitchell S. Klipper
/s/ MARÍA TERESA KUMAR	Director	March 4, 2024
María Teresa Kumar
/s/ PETER MIGLIORINI	Director	March 4, 2024
Peter Migliorini
/s/ RAVI SACHDEV	Director	March 4, 2024
Ravi Sachdev
/s/ ARIAN SIMONE REED	Director	March 4, 2024
Arian Simone Reed
/s/ ROBERT SMITH	Director	March 4, 2024
Robert Smith

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Steven Madden, Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Steven Madden, Ltd. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 4, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Auditing management's estimate of markdown allowances reserves was complex and judgmental as reserve amounts are sensitive to changes in market or economic conditions, and have a direct, material impact on the amount of revenue recognized by the Company. There is also significant estimation required to establish markdown reserve rates by brand and customer, which are based on the Company's review of periodic negotiations with each customer and the expected performance of the products in the customers' stores.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s process to calculate the markdown allowances, including the consideration of historical experience, actual and forecasted results, and current economic and market conditions.

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

Valuation of intangible assets acquired in the Almost Famous acquisition and the related contingent payment liability
Description of the Matter	As described in Note D to the consolidated financial statements, the Company acquired substantially all of the assets and certain liabilities of Turn On Products Inc. d/b/a Almost Famous on October 20, 2023 for a total purchase price of $86.5 million, which included the estimated fair value of $13.3 million for a future payment contingent on the business achieving certain EBIT targets (“contingent payment liability”). The Company accounted for the business combination by allocating the total cost of the acquisition to tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The assets acquired included customer relationships intangible assets that were valued at $23.9 million.

Auditing the Company's accounting for its acquisition of Almost Famous was complex due to the significant estimation uncertainty in determining the fair value of the customer relationships intangible assets acquired and the fair value of the contingent payment liability. The significant assumptions used to estimate the value of the customer relationships intangible assets included forecasted revenue, EBITDA margin, customer attrition rate, and discount rates. The significant assumptions used to estimate the value of the contingent payment liability included projected EBIT over the earn-out period and the discount rate. The significant assumptions are forward-looking and could be affected by future economic and market conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness internal controls over the accounting for the acquisition of Almost Famous. For example, we tested controls over the Company’s process to measure the acquired customer relationships intangible assets and contingent payment liability, as well as controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the acquired customer relationships intangible assets and contingent payment liability, our audit procedures included, among others, evaluating the valuation methodologies used, evaluating the significant assumptions described above and testing the completeness and accuracy of the underlying data used by the Company in its analyses. For example, we evaluated the Company’s forecasted revenue and EBITDA margin used to value the customer relationships intangible assets and forecasted EBIT used to value the contingent payment liability by considering historical results of the acquired business and current industry and economic trends. In addition, we involved our internal valuation specialists to assist in testing methodologies and certain significant assumptions including the attrition rates and discount rates used to value the customer relationships intangible assets and the discount rate used to value the contingent payment liability. We also performed a sensitivity analysis on certain of the significant assumptions to evaluate the change in the fair value estimates that would result from changes in assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.

New York, New York
March 4, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Steven Madden, Ltd.
Opinion on Internal Control Over Financial Reporting
We have audited Steven Madden, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Steven Madden, Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
As indicated in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Almost Famous, which is included in the 2023 consolidated financial statements of the Company and constituted 8.8% of consolidated total assets as of December 31, 2023 and 1.9% of consolidated total revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Almost Famous.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated March 4, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
New York, New York
March 4, 2024

F-4

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December 31,
(in thousands)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$204,640	$274,713
Short-term investments	15,173	15,085
Accounts receivable, net of allowances of $4,828 and $7,721	40,246	37,937
Factor accounts receivable	320,723	248,228
Inventories	228,990	228,752
Prepaid expenses and other current assets	29,009	22,989
Income tax receivable and prepaid income taxes	16,051	15,853
Total current assets	854,832	843,557
Note receivable - related party	—	401
Property and equipment, net	47,199	40,664
Operating lease right-of-use asset	122,783	90,264
Deferred tax assets	609	1,755
Deposits and other	16,250	12,070
Goodwill	180,003	168,085
Intangibles, net	126,267	101,192
Total Assets	$1,347,943	$1,257,988
LIABILITIES
Current liabilities:
Accounts payable	$161,140	$130,542
Accrued expenses	154,751	138,523
Operating leases - current portion	40,342	29,499
Income taxes payable	5,998	9,403
Contingent payment liability - current portion	3,325	1,153
Accrued incentive compensation	12,068	11,788
Total current liabilities	377,624	320,908
Contingent payment liability - long-term portion	9,975	—
Operating leases - long-term portion	98,536	79,128
Deferred tax liabilities	8,606	3,923
Other liabilities	5,170	10,166
Total Liabilities	499,911	414,125
Commitments, contingencies and other (Note O)
STOCKHOLDERS’ EQUITY
Preferred stock – $0.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $0.0001 par value, 60 shares authorized; none issued	—	—
Common stock – $0.0001 par value, 245,000 shares authorized, 136,471 and 134,456 shares issued, 73,681 and 76,796 shares outstanding	7	8
Additional paid-in capital	586,155	520,441
Retained earnings	1,679,500	1,571,123
Accumulated other comprehensive loss	(29,046)	(35,709)
Treasury stock – 62,790 and 57,660 shares at cost	(1,407,018)	(1,224,310)
Total Steven Madden, Ltd. stockholders’ equity	829,598	831,553
Noncontrolling interest	18,434	12,310
Total stockholders’ equity	848,032	843,863
Total Liabilities and Stockholders’ Equity	$1,347,943	$1,257,988
See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Income

	Years Ended December 31,
(in thousands except share data)	2023	2022	2021
Net sales	$1,971,474	$2,111,296	$1,853,902
Commission and licensing fee income	10,108	10,713	12,240
Total revenue	1,981,582	2,122,009	1,866,142
Cost of sales (exclusive of depreciation and amortization)	1,149,168	1,248,173	1,098,645
Gross profit	832,414	873,836	767,497
Operating expenses	612,672	592,192	519,848
Impairment of intangibles	6,520	—	2,620
Impairment of lease right-of-use assets and fixed assets	—	—	1,432
Income from operations	213,222	281,644	243,597
Interest and other income/(expense) - net	7,392	676	(1,529)
Income before provision for income taxes	220,614	282,320	242,068
Provision for income taxes	46,639	65,103	49,609
Net income	173,975	217,217	192,459
Less: net income attributable to noncontrolling interest	2,421	1,156	1,781
Net income attributable to Steven Madden, Ltd.	$171,554	$216,061	$190,678

Basic net income per share	$2.34	$2.84	$2.43

Diluted net income per share	$2.30	$2.77	$2.34

Basic weighted average common shares outstanding	73,337	76,021	78,442
Effect of dilutive securities – options/restricted stock	1,228	2,048	3,186
Diluted weighted average common shares outstanding	74,565	78,069	81,628

Cash dividends declared per common share	$0.84	$0.84	$0.60
See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31, 2023
(in thousands)	Pre-tax amounts	Tax benefit	After-tax amounts
Net income			$173,975
Other comprehensive income:
Foreign currency translation adjustment	$7,611	$—	7,611
(Loss) on cash flow hedging derivatives	(852)	223	(629)
Total other comprehensive income	$6,759	$223	6,982

Comprehensive income			180,957
Less: comprehensive income attributable to noncontrolling interests			2,740
Comprehensive income attributable to Steven Madden, Ltd.			$178,217

	Year Ended December 31, 2022
(in thousands)	Pre-tax amounts	Tax benefit	After-tax amounts
Net income			$217,217
Other comprehensive (loss):
Foreign currency translation adjustment	$(6,681)	$—	(6,681)
(Loss) on cash flow hedging derivatives	(788)	239	(549)
Total other comprehensive (loss)	(7,469)	239	(7,230)

Comprehensive income			209,987
Less: comprehensive income attributable to noncontrolling interests			91
Comprehensive income attributable to Steven Madden, Ltd.			$209,896

	Year Ended December 31, 2021
(in thousands)	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$192,459
Other comprehensive income:
Foreign currency translation adjustment	$(991)	$—	(991)
Gain on cash flow hedging derivatives	1,451	(375)	1,076
Total other comprehensive income	460	(375)	85

Comprehensive income			192,544
Less: comprehensive income attributable to noncontrolling interests			2,246
Comprehensive income attributable to Steven Madden, Ltd.			$190,298
See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
(in thousands except share data)	Shares	Amount				Shares	Amount
Balance - December 31, 2020	82,616	$8	$478,463	$1,279,550	$(29,164)	50,631	$(952,271)	$13,783	$790,369
Share repurchases and net settlement of restricted stock awards	(2,778)	—	—	—	—	2,778	(120,381)	—	(120,381)
Exercise and net settlement of stock options	348	—	9,732	—	—	63	(2,780)	—	6,952
Issuance of restricted stock, net of forfeitures	371	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	22,278	—	—	—	—	—	22,278
Foreign currency translation adjustment	—	—	—	—	(1,456)	—	—	465	(991)
Cash flow hedge (net of tax expense of $375)	—	—	—	—	1,076	—	—	—	1,076
Dividends on common stock ($0.60 per share)	—	—	—	(49,161)	—	—	—	—	(49,161)
Investment of noncontrolling interest	—	—	—	—	—	—	—	(3,121)	(3,121)
Acquisition adjustment of noncontrolling interest	—	—	(14,474)	—	—	—	—	(4,468)	(18,942)
Net income	—	—	—	190,678	—	—	—	1,781	192,459
Balance - December 31, 2021	80,557	8	495,999	1,421,067	(29,544)	53,472	(1,075,432)	8,440	820,538
Share repurchases and net settlement of restricted stock awards	(4,188)	—	—	—	—	4,188	(148,878)	—	(148,878)
Exercise and net settlement of stock options	24	—	602	—	—	—	—	—	602
Issuance of restricted stock, net of forfeitures	403	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	24,396	—	—	—	—	—	24,396
Foreign currency translation adjustment	—	—	—	—	(5,616)	—	—	(1,065)	(6,681)
Cash flow hedge (net of tax benefit of $239)	—	—	—	—	(549)	—	—	—	(549)
Dividends on common stock ($0.84 per share)	—	—	—	(66,005)	—	—	—	—	(66,005)
Investment of noncontrolling interest	—	—	—	—	—	—	—	2,500	2,500
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(294)	(294)
Sale of minority ownership of joint venture	—	—	(556)	—	—	—	—	1,573	1,017
Net income	—	—	—	216,061	—	—	—	1,156	217,217
Balance - December 31, 2022	76,796	8	520,441	1,571,123	(35,709)	57,660	(1,224,310)	12,310	843,863
Share repurchases and net settlement of restricted stock awards	(3,730)	(1)	—	—	—	3,730	(133,627)	—	(133,628)
Exercise and net settlement of stock options	254	—	41,566	—	—	1,400	(49,081)	—	(7,515)
Issuance of restricted stock, net of forfeitures	361	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	24,148	—	—	—	—	—	24,148
Foreign currency translation adjustment	—	—	—	—	7,292	—	—	319	7,611
Cash flow hedge (net of tax benefit of $223)	—	—	—	—	(629)	—	—	—	(629)
Dividends on common stock ($0.84 per share)	—	—	—	(63,177)	—	—	—	—	(63,177)
Investment of noncontrolling interest	—	—	—	—	—	—		4,486	4,486
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,102)	(1,102)
Net income	—	—	—	171,554	—	—	—	2,421	173,975
Balance - December 31, 2023	73,681	$7	$586,155	$1,679,500	$(29,046)	62,790	$(1,407,018)	$18,434	$848,032
See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$173,975	$217,217	$192,459
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation	24,148	24,396	22,278
Depreciation and amortization	15,501	20,576	15,208
Loss on disposal of fixed assets	204	11	526
Impairment of intangibles	6,520	—	2,620
Impairment of lease right-of-use asset and fixed assets	—	—	1,432
Deferred taxes	6,105	3,601	1,280
Accrued interest on note receivable – related party	(8)	(16)	(23)
Note receivable - related party	409	409	409
Change in valuation of contingent liability	—	(5,807)	11,862
Gain on sale of trademark	—	—	(8,000)
Other operating activities	(23)	(2,716)	—
Recovery of receivables, related to the Payless ShoeSource bankruptcy	—	—	(919)
Changes, net of acquisitions, in:
Accounts receivable	(1,308)	(9,683)	(583)
Factor accounts receivable	(18,647)	116,141	(112,311)
Inventories	25,303	29,071	(153,793)
Prepaid expenses, income tax receivables, prepaid taxes, and other assets	(1,060)	(4,205)	(1,899)
Accounts payable and accrued expenses	7,052	(108,788)	185,741
Accrued incentive compensation	280	(3,083)	10,998
Leases and other liabilities	(8,061)	(8,902)	(7,822)
Payment of contingent consideration	(1,153)	(339)	—
Net cash provided by operating activities	229,237	267,883	159,463

Cash flows from investing activities:
Capital expenditures	(19,470)	(16,351)	(6,608)
Purchases of short-term investments	(25,688)	(45,130)	(68,471)
Maturity/sale of short-term investments	25,872	73,998	63,867
Acquisition of Almost Famous	(75,271)	—	—
Purchase/sale of a trademark	—	(2,000)	8,000
Other investing activities	(5,335)	(5,000)	—
Net cash (used in)/provided by investing activities	(99,892)	5,517	(3,212)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,205	602	9,732
Investment of noncontrolling interest	4,486	2,500	—
Acquisition of incremental ownership of joint ventures	—	—	(18,942)
Distributions to noncontrolling interest earnings	(1,102)	(294)	(3,121)
Sale of minority interest of a subsidiary	—	1,017	—
Common stock repurchased and net settlements of stock awards	(142,348)	(148,878)	(123,161)
Cash dividends paid on common stock	(63,177)	(66,005)	(49,161)
Payment of contingent consideration	—	(4,770)	—
Net cash used in financing activities	(200,936)	(215,828)	(184,653)
Effect of exchange rate changes on cash and cash equivalents	1,518	(2,358)	37
Net (decrease)/increase in cash and cash equivalents	(70,073)	55,214	(28,365)
Cash and cash equivalents – beginning of year	274,713	219,499	247,864
Cash and cash equivalents – end of year	$204,640	$274,713	$219,499
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$45,525	$65,395	$46,808
See accompanying notes to consolidated financial statements.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

All figures discussed in these notes to our consolidated financial statements are in thousands, except for store count and per share amounts.
Note A – Nature of Operations
Steven Madden, Ltd. and its subsidiaries design, source, and market fashion-forward branded and private label footwear, accessories, and apparel. We distribute our products in the wholesale channel through department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and other international markets through our joint ventures in Israel, South Africa, China, Taiwan, Malaysia, and the Middle East along with special distribution arrangements in certain European countries, North Africa, South and Central America, Australia, and various countries in Asia. In addition, our products are distributed through our direct-to-consumer channel within the United States, Canada, Mexico, and Europe, and our joint ventures in Israel, South Africa, China, Taiwan, and the Middle East.
Our product lines include a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality, trend-right products at accessible price points, delivered in an efficient manner and time frame. As of December 31, 2023, the Company operated 255 brick-and-mortar stores and five e-commerce sites.
Note B – Summary of Significant Accounting Policies
Principles of Consolidation:
The consolidated financial statements include the accounts of Steven Madden, Ltd. and its wholly-owned subsidiaries., the accounts of BA Brand Holdings LLC, a joint venture in the United States in which the Company is the majority interest holder, SM Dolce Limited, a joint venture in Hong Kong in which the Company is the majority interest holder, SM Distribution Israel L.P., a joint venture in which the Company is the majority interest holder, Steve Madden South Africa Proprietary Limited, a joint venture in which the Company is the majority interest holder, AG SM Holdings Limited, a joint venture in the Middle East in which the Company is the majority interest holder, SM Distribution Singapore PTE LTD, a joint venture in which the Company is the majority interest holder, and SM Distribution China Co., Ltd., a joint venture in which the Company is the majority interest holder, are included in the consolidated financial statements with the other members' interests reflected in “Net income attributable to noncontrolling interest” in the Consolidated Statements of Income and “Noncontrolling interest” in the Consolidated Balance Sheets. All intercompany balances and transactions have been eliminated.
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
Significant areas involving management estimates include variable consideration included in revenue, allowances for bad debts, inventory valuation, and valuation of goodwill and intangible assets. The Company estimates variable consideration for future customer chargebacks and markdown allowances, discounts, returns, and other miscellaneous compliance-related deductions that relate to current-period sales. The Company evaluates anticipated chargebacks by reviewing several performance indicators of its major customers. These performance indicators, which include retailers’ inventory levels, sell-through rates, and gross margin levels, are analyzed by management to estimate the amount of the anticipated customer allowances.
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
Property and Equipment, Net:
Property and equipment are stated at cost less accumulated depreciation and amortization and any impairment. Depreciation is computed utilizing the straight-line method based on estimated useful lives ranging from three to 27.5 years. Leasehold improvements are amortized utilizing the straight-line method over the shorter of their estimated useful lives or the remaining lease term. Impairment losses are recognized in income from operations for property and equipment and other long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount. See Note F – Property and Equipment for further information.
Goodwill and Intangible Assets:
The Company's goodwill and indefinite-lived intangible assets are not amortized; rather they are tested for impairment on an annual basis at the beginning of the third quarter, or more often if events or circumstances change that could cause these assets to become impaired.
In accordance with applicable accounting guidance, indefinite-lived intangible assets and goodwill may be assessed for impairment by performing a qualitative assessment that evaluates relevant events or circumstances in order to determine whether it is more likely than not that the fair value of an intangible asset or reporting unit is less than its carrying amount. The factors that are considered include, but are not limited to, historical financial performance, expected future performance, macroeconomic and industry conditions, and legal and regulatory environments. If it is more likely than not that the fair value of the intangible asset or reporting unit is less than its carrying amount, a quantitative impairment test is performed. However, in order to reassess the fair values of our intangible assets or reporting units, we periodically perform a quantitative impairment analysis in lieu of using the qualitative approach. The quantitative impairment test identifies the existence of potential impairment by comparing the fair value of the intangible asset or reporting unit to its carrying amount, and if the fair value of the intangible asset or reporting unit is less than its carrying amount, an impairment is recognized equal to the amount by which the carrying value of the intangible asset or reporting unit exceeds its fair value, not to exceed the carrying amount. See Note G – Goodwill and Intangible Assets for further information.
The Company amortizes its intangible assets with finite useful lives over their estimated useful lives and reviews these assets for impairment when there are indicators of impairment are present. The Company is currently amortizing its acquired intangible assets with finite useful lives over periods typically from 10 to 20 years using the straight-line method.
Comprehensive Loss:
Comprehensive loss is the total of net earnings and all other non-owner changes in equity. Comprehensive loss for the Company includes net income, foreign currency translation adjustments, and unrealized loss/gains on cash flow hedging. The accumulated balances for each component of other comprehensive loss attributable to the Company were as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Currency translation adjustment	$(28,201)	$(35,493)	$(29,877)
Cash flow hedges, net of tax	(845)	(216)	333
Accumulated other comprehensive loss	$(29,046)	$(35,709)	$(29,544)
Amounts reclassified from accumulated other comprehensive loss in operating income in the Consolidated Statements of Income during 2023, 2022, and 2021 were a gain of $807, and a loss of $676 and $961, respectively.
Advertising Costs:
Advertising costs are expensed as incurred, including digital and print advertisements. For the years ended December 31, 2023, 2022, and 2021, advertising expenses included in operating expenses amounted to approximately $89,435, $85,921, and $65,080, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition:
The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of the sale. Most of the Company’s revenue is recognized at a point in time when product is shipped to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimates for variable consideration. Variable consideration mainly includes markdown allowances, co-op advertising programs, and product returns. The revenue recognition for the Company's segments is described below (see Note S – Operating Segment Information for disaggregated revenue amounts by segment).
Wholesale Footwear and Accessories/Apparel Segments. The Company generates revenue through the design, sourcing, and sale of branded footwear, accessories, and apparel to both domestic and international customers who, in turn, sell the products to the end consumer. The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which occurs upon the transfer of control of the merchandise in accordance with the contractual terms and conditions of the sale. The Company also generates revenue through the design, sourcing, and sale of private label footwear and accessories to both domestic and international customers who brand the products and sell them to the consumer.
Direct-to-Consumer Segment. The Company owns and operates 255 brick-and-mortar stores throughout the United States, Canada, Mexico, Europe, Israel, Middle East, South Africa, and China, 25 Company-operated concessions in international markets, and five e-commerce sites. The Company generates revenue through the sale of branded footwear, apparel, and accessories directly to the consumer. The Company's revenue associated with brick-and-mortar store sales is recognized at the time of the point of sale when the customer takes control of the goods and payment is received. The Company's e-commerce business recognizes sales upon receipt of goods by the customer.
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
Licensing Segment. The Company licenses various owned trademarks under licensing agreements for use in connection with the manufacture, marketing, and sale of select apparel, accessory, and home categories, as well as various other non-core products. The license agreements require the licensee to pay the Company a royalty and, in substantially all of the agreements, an advertising fee, both of which are based on the higher of a minimum or actual net revenues percentage as defined in the various agreements. For license agreements where the sales-based percentage fee exceeds the contractual minimum fee, the Company recognizes revenues as the licensed products are sold as reported to the Company by its licensees. In substantially all of the Company’s license agreements, the minimum guaranteed royalty is earned and received on a quarterly basis. For license agreements where the sales-based percentage fee does not exceed the contractual minimum fee, the Company recognizes the contractual minimum fee as revenue ratably over the contractual period.
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
Markdown Allowances. The Company provides markdown allowances to its retailer customers, which are recorded as a reduction of revenue in the period in which the branded footwear and accessories revenues are recognized. The Company estimates its markdown allowances by reviewing several performance indicators, including retailers' inventory levels, sell-through rates, and gross margin levels.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Co-op Advertising Programs. Under co-op advertising programs, the Company agrees to reimburse the retailer for a portion of the costs incurred by the retailer to advertise and promote some of the Company's products. The Company estimates the costs of co-op advertising programs based on the terms of the agreements with its retailer customers.
Rights of Return. The Company’s Direct-to-Consumer segment accepts returns within 30 days from the date of sale, or 30 days from the date of delivery for online orders, for unworn merchandise that the Company is able to re-sell through the channel. The Company does not accept returns as a normal business practice from its branded and private label wholesale customers except for its Blondo® and Dolce Vita® product lines. The Company estimates such returns based on historical experience and current market conditions, which have historically not been material. In addition, the Company's wholesale business may, from time to time, accept returns for damaged products from its wholesale customers on which the Company’s costs are normally charged back to the responsible third-party factory.
Taxes Collected from Customers:
The Company accounts for certain taxes collected from its customers in accordance with the accounting guidance that permits companies to adopt a policy of presenting taxes in the income statement on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues). Taxes within the scope of this accounting guidance would include taxes that are imposed on a revenue transaction between a seller and a customer, such as sales taxes, use taxes, value-added taxes, and some types of excise taxes. The Company accounts for sales taxes and other related taxes on a net basis, excluding such taxes from revenue.
Cost of Sales:
All costs incurred to bring finished products to the Company’s distribution center or to the customers’ freight forwarder and, in the Direct-to-Consumer segment, the costs to bring products to the Company’s stores (exclusive of depreciation and amortization) are included in cost of sales on the Consolidated Statements of Income. These include the cost of finished products, purchase commissions, letter of credit fees, brokerage fees, sample expenses, custom duties, inbound freight, royalty payments on licensed products, labels, and product packaging. All warehouse and distribution costs related to the Wholesale segments and freight to customers, if any, are included in the operating expenses line item of the Company’s Consolidated Statements of Income. The Company’s gross margins may not be comparable to those of other companies in the industry because they may include warehouse and distribution costs, as well as other costs excluded from cost of sales by the Company, as a component of cost of sales, while other companies report those costs on the same basis as the Company.
Warehouse and Shipping Costs:
The Company includes all warehouse and shipping costs for the Wholesale segments in operating expenses in the Consolidated Statements of Income. For the years ended December 31, 2023, 2022, and 2021, the total warehouse and shipping costs (except costs incurred to ship from warehouse to retail stores) included in operating expenses were $97,100, $111,326, and $86,367, respectively. Since the Company's standard terms of sales are “FOB Steve Madden warehouse,” the Company's wholesale customers absorb most shipping costs. Shipping costs to wholesale customers incurred by the Company are not considered significant and are included in the operating expenses line item in the Consolidated Statements of Income.
Employee Benefit Plan:
The Company maintains a tax-qualified 401(k) plan, which is available to each of the Company's eligible employees who elect to participate after meeting certain length-of-service requirements. The Company made discretionary matching contributions of 50% of employees' contributions up to a maximum of 6% of employees' compensation, which vest to the employees over a period of time. Total matching contributions to the plan for 2023, 2022, and 2021 were approximately $2,301, $2,125, and $1,989, respectively.
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes:
The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses, and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.
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
Equity-based Compensation:
The Company recognizes expense related to equity-based payment transactions in which it receives employee services in exchange for equity instruments of the Company. Equity-based compensation cost for restricted stock awards is measured based on the closing fair market value of the Company’s common stock on the date of grant. Equity-based compensation cost for stock options is measured at the grant date, based on the fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM option-pricing model incorporates various assumptions, including expected volatility, estimated expected life, and interest rates. The Company grants performance-based share awards to certain individuals, the vesting of which is subject to the Company's or individual's achievement of certain performance goals. On a quarterly basis, the Company assesses actual performance versus the predetermined performance goals, and adjusts the equity-based compensation expense to reflect the relative performance achievement. Actual distributed shares are calculated upon conclusion of the service and performance periods. The Company recognizes share-based compensation net of estimated forfeitures. The Company estimates the forfeiture rate based on historical forfeitures. Equity-based compensation cost for performance based awards is measured based on the closing fair market value of the Company’s common stock on the date of grant. The Company recognizes equity-based compensation cost over the award’s requisite service period and is presented in operating expenses in the Consolidated Statements of Income. See Note H – Equity-Based Compensation for additional details.
Leases:
The Company leases office space, sample production space, warehouses, showrooms, storage units, and retail stores under operating leases. The Company’s portfolio of leases is primarily related to real estate. Since most of its leases do not provide a readily determinable implicit rate, the Company estimates its incremental borrowing rate to discount the lease payments based on information available at lease commencement.
Some of the Company’s retail store leases provide for variable lease payments based on sales volumes at the leased locations, which are not measurable at the inception of the lease and are therefore not included in the measurement of the right-of-use assets and lease liabilities. Under Topic 842, these variable lease costs are expensed as incurred.
Lease right-of-use assets, along with other long-lived assets, are evaluated for impairment whenever events, or changes in circumstances indicate that the carrying amount of an asset, or asset group may not be recoverable. For stores with an indicator of impairment, the Company performs a recoverability test, comparing estimated undiscounted cash flows to the carrying value of the related long-lived assets. When the carrying value is more than the estimated undiscounted cash flows, the Company writes the assets down to their fair value. Fair values of the long-lived assets are estimated using an income approach based on management’s forecast of future cash flows derived from continued retail operations and the fair values of individual operating lease assets were determined using estimated market rental rates. Significant estimates are used in determining future cash flows of each store over its remaining lease term, including the Company's expectations of future projected cash flows. An impairment loss is recorded if the carrying amount of the long-lived asset group exceeds its fair value.
The Company's leases have initial terms ranging from 1 to 12 years and may have renewal or early termination options ranging from 1 to 10 years. A majority of the retail store leases provide for contingent rental payments if gross sales exceed certain targets. In addition, many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes. Rent expense is calculated by amortizing total base rental payments (net of any rental abatements, construction allowances, and other rental concessions), on a straight-line basis, over the lease term. When deemed reasonably certain, the

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
renewal and termination options are included in the determination of the lease term and calculation of the lease ROU asset and lease liability.
Reclassifications:
Certain reclassifications were made to prior years' amounts to conform to the 2023 presentation.
Note C – Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-05, "Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement," which is intended to provide guidance for the formation of a joint venture, including the initial measurement of assets and liabilities, the formation date, and basis of accounting. This new standard will be effective for annual reporting periods beginning on or after January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-05; however, at the current time, the Company does not believe this ASU will have a material impact on its consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280)," which is intended to enhance the disclosures on reportable segments. This new standard will be effective for annual reporting periods beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-07; however, at the current time, the Company does not believe this ASU will have a material impact on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740)," which is intended to provide greater transparency in various income tax components that affect the rate reconciliation based on the applicable taxing jurisdictions, as well as the qualitative and quantitative aspects of those components. This new standard will be effective for annual reporting periods beginning on or after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09; however, at the current time, the Company does not believe this ASU will have a material impact on its consolidated financial statements.
The Company has considered all new accounting pronouncements and has concluded that there are no additional pronouncements that may have a material impact on its results of operations, financial condition, and cash flows.
Note D – Acquisitions & Sale of Minority Noncontrolling Interest
Acquisitions
Almost Famous
On October 20, 2023, Daniel M. Friedman & Associates, Inc. (“Buyer”), a New York corporation and a wholly-owned subsidiary of the Company, acquired substantially all of the assets and certain liabilities (the “Business”) of Turn On Products Inc. d/b/a Almost Famous (“Seller” or “Almost Famous”), pursuant to an Asset Purchase Agreement, by and among Buyer, the Company, Seller, and the holders of capital stock of Seller. Almost Famous is a designer and marketer of women’s junior apparel. Almost Famous distributes its products to wholesale customers, including mass merchants, department stores, off-price retailers, and chain stores within the United States. Almost Famous markets products under its own brands, primarily Almost Famous, as well as private label brands for various retailers. This Business was acquired for cash consideration of $73,228 and a future payment contingent on the Almost Famous brand achieving certain earnings before interest and tax ("EBIT") targets. In connection therewith, we recorded a short-term liability of $3,325 and a long-term liability of $9,975 as of the date of acquisition to reflect the estimated fair value of the contingent purchase price. The fair value of the contingent payments liability was estimated on the date of acquisition using the Monte Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected EBIT over the earn-out period and a discount rate of 20.3%. Changes in these significant unobservable inputs might result in a significantly higher or lower fair value measurement. The maximum consideration which can be paid over the consideration period of four years is $68,000 and there are no minimum payments required. The liability will be remeasured at each reporting period with changes in fair value recorded in earnings. After the effect of closing adjustments, the total purchase price of the acquisition was $86,528.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The results of the Almost Famous brand have been included in the consolidated financial statements since the date of acquisition within the Wholesale Accessories/Apparel segment.
The following table summarizes the fair value of the assets acquired and liabilities assumed as of the October 20, 2023 acquisition date:

(in thousands)	Fair Value
Accounts receivable	$1,394
Inventories	22,718
Factor accounts receivable	51,940
Operating lease right-of-use asset	2,902
Prepaid expenses and other current assets	172
Property and equipment, net	248
Intangibles, net(1)	32,950
Accounts payable	(31,857)
Accrued expenses	(1,699)
Operating leases - current portion	(474)
Operating leases - long-term portion	(2,703)
Total fair value excluding goodwill	$75,591
Goodwill	10,937
Net assets acquired	$86,528
(1) Consists of a Trademark of $9,050 and customer relationships of $23,900, both of which are amortized over 20 years.
The acquisition was accounted for in accordance with FASB Topic ASC 805 ("Business Combinations"), which requires that the total cost of an acquisition be allocated to tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.
The Company recorded goodwill for the acquisition based on the amount by which the purchase price exceeded the fair value of the net assets acquired, which consists largely of the synergies expected from the acquisitions. For tax purposes, this goodwill will be amortized over a 15 year period.
Preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revision, which may result in adjustments to the preliminary values recorded during the measurement period (a period not to exceed 12 months from acquisition date).
The fair value of the trademark was estimated using the relief-from-royalty method, which presumes the owner of the asset avoids hypothetical royalty payments that would need to be made for the use of the asset if the asset was not owned. Key assumptions and estimates used are forecasted revenue, a royalty rate of 3.0%, and a discount rate of 21.8%. Such assumptions included significant unobservable inputs and changes in these significant unobservable inputs might result in a significantly higher or lower fair value measurement. The useful life of the trademark was estimated to be 20 years and amortization for the trademark has been recorded in operating expenses in our Consolidated Statements of Income.
The fair value of the customer relationships was estimated using the multi-period excess earnings method. The excess earnings methodology is an income approach methodology that estimates the projected cash flows of the business attributable to the customer relationships, net of charges for the use of other identifiable assets of the business including working capital, fixed assets, and other intangible assets. Key assumptions and estimates used in deriving the projected cash flows are forecasted revenue, earnings before interest, taxes, depreciation, and amortization ("EBITDA") margin of 8.8%, customer attrition rate of 5.0%, and discount rates in the range of 21.0% to 23.5%. Such assumptions include significant unobservable inputs and such changes in these significant unobservable inputs might result in a significantly higher or lower fair value measurement. The useful life of the customer relationships was estimated to be 20 years and amortization for these intangible assets has been recorded in operating expenses in our Consolidated Statements of Income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Transaction costs of $1,505 for the year ended December 31, 2023 have been recorded within operating expenses in the Consolidated Statements of Income.
AG SM Holdings Ltd
On December 23, 2022, the Company formed a joint venture ("AG SM Holdings Ltd.") with Apparel FZCO, through its subsidiary, Madden Asia Holding Limited. The Company owns 50.1% interest in AG SM Holdings Ltd. and paid a contribution of $7,014. AG SM Holdings Ltd. is the exclusive distributor of the Company's products in the Middle East. As the Company has a controlling financial interest in the joint venture in AG SM Holdings Ltd., the assets, liabilities, and results of operations of AG SM Holdings Ltd. are consolidated and included in the Company’s consolidated financial statements. The other member's interest is reflected in “Net income attributable to noncontrolling interests” in the Consolidated Statements of Income and “Noncontrolling interests” in the Consolidated Balance Sheets.
Dolce Vita® Handbags
On December 27, 2021, the Company acquired the rights for Dolce Vita® Handbags for the total purchase price of $2,000, which include trademarks and all internet domain name registrations.
South African joint venture
On June 28, 2021, the Company completed the acquisition of the remaining 49.9% non-controlling interest in its South African joint venture in the amount of $2,260. The South African joint venture was formed in 2014 and distributes Steve Madden® footwear and accessories/apparel throughout South Africa.
European joint venture
On April 14, 2021, the Company completed the acquisition of the remaining 49.9% non-controlling interest in its European joint venture in the amount of $16,682. The European joint venture was formed in 2016 and distributes Steve Madden® and Dolce Vita® footwear and accessories/apparel to most countries throughout Europe.
Sale of Minority Noncontrolling Interest
On April 1, 2022, the Company sold a 49.9% minority non-controlling interest in Steve Madden South Africa Proprietary Limited for $1,017 to a third party to form a joint venture.
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
•Level 3: Significant unobservable inputs; inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company’s financial assets and liabilities subject to fair value measurements, as of December 31, 2023 and 2022 were as follows:

	December 31, 2023				December 31, 2022
(in thousands)	Fair value	Level 1	Level 2	Level 3	Fair value	Level 1	Level 2	Level 3
Assets:
Forward contracts	$708	$—	$708	$—	$916	$—	$916	$—
Total assets	$708	$—	$708	$—	$916	$—	$916	$—
Liabilities:
Contingent consideration(1)	$13,300	$—	$—	$13,300	$—	$—	$—	$—
Forward contracts	1,904	—	1,904	—	1,241	—	1,241	—
Total liabilities	$15,204	$—	$1,904	$13,300	$1,241	$—	$1,241	$—
(1) On December 31, 2023, $3,325 was recorded in Contingent payment liability - current portion and $9,975 was recorded in Contingent payment liability - long-term portion.
Forward contracts are used to manage the risk associated with the volatility of future cash flows (see Note L – Derivative Instruments). Fair value of these instruments is based on observable market transactions of spot and forward rates.
The Company's recurring Level 3 balance consists of contingent consideration related to acquisitions. The changes in the Company's Level 3 liabilities for the years ended December 31, December 31, 2023 and 2022 were as follows:

(in thousands)	Balance at Beginning of the Year	Acquisitions	Adjustments(1)	Transfer out of Level 3(2)	Balance at End of the Year
2023:
Liabilities:
Contingent consideration	$—	13,300	—	—	$13,300
2022:
Liabilities:
Contingent consideration	$6,960	—	(5,807)	(1,153)	$—
(1) In 2022, amount consists of an adjustment of $(5,807) that was included as a benefit in operating expenses, related to the change in valuation of the contingent consideration in connection with the acquisition of B.B. Dakota, Inc.
(2) On December 31, 2022, the transfer out of Level 3 amount of $1,153, which was recorded in the current portion of our contingent payment liabilities on the Consolidated Balance Sheets, represented the current portion of our contingent liabilities and was measured at the amount payable based on actual EBITDA performance for the related performance period, and was paid as of December 31, 2023.
At December 31, 2023, the liability for potential contingent consideration was $13,300 in connection with the October 20, 2023 acquisition of Almost Famous. There was no significant change to the fair value of the liability since the date of acquisition.
The fair values of goodwill and intangibles are measured on a non-recurring basis and are determined using Level 3 inputs, including forecasted cash flows, discount rates, and implied royalty rates (see Note D – Acquisitions & Sale of Minority Noncontrolling Interest and Note G – Goodwill and Intangible Assets).
The fair values of lease right-of-use assets and fixed assets related to company-owned retail stores are measured on a non-recurring basis and are determined using Level 3 inputs, including estimated discounted future cash flows associated with the assets using sales trends, market rents, and market participant assumptions (see Note F – Property and Equipment and Note M – Leases).
The carrying value of certain financial instruments such as cash equivalents, certificates of deposit, accounts receivable, factor accounts receivable, and accounts payable approximates their fair values due to the short-term nature of their underlying terms. Fair value of the notes receivable held by the Company approximates their carrying value based upon their imputed or actual interest rate, which approximates applicable current market interest rates. Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (non-recurring). These assets can include long-lived assets that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note F – Property and Equipment
The major classes of assets and total accumulated depreciation and amortization were as follows:

		As of December 31,
(in thousands)	Average Useful Life	2023	2022
Land and building	27.5 (Building)	$929	$890
Leasehold improvements	Lesser of remaining lease or asset life	90,700	85,974
Machinery and equipment	10 years	12,641	7,617
Furniture and fixtures	3 to 5 years	14,750	12,508
Computer equipment and software	3 to 10 years	83,710	75,004
Construction in progress		1,976	8,662
		204,706	190,655
Less: impairments and disposals		(12,784)	(14,271)
Less: accumulated depreciation and amortization		(144,723)	(135,720)
Property and equipment - net		$47,199	$40,664
Depreciation and amortization expense related to property and equipment included in operating expenses amounted to approximately $13,419, $11,576, and $12,533 in 2023, 2022, and 2021, respectively, and includes computer software amortization expense for 2023, 2022, and 2021 of $3,762, $3,505, and $3,135, respectively.
Property and equipment, along with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. In 2021, the Company identified indicators of impairment for long-lived assets at certain retail stores. For such stores, the Company performed a recoverability test, comparing estimated undiscounted cash flows to the carrying value of the related long-lived assets. When the carrying value was more than the estimated undiscounted cash flows, the Company determined that an impairment test was required. Fair values of the long-lived assets were estimated using an income approach based on management’s forecast of future cash flows derived from continued retail operations and the fair values of individual operating lease assets were determined using estimated market rental rates. Significant estimates are used in determining future cash flows of each store over its remaining lease term, including the Company's expectations of future projected cash flows that include revenues, operating expenses, and market conditions. An impairment loss is recorded if the carrying amount of the long-lived asset group exceeds its fair value. As a result, the Company recorded an impairment charge of $409 related to furniture fixtures and leasehold improvements for the year ended December 31, 2021. These impairment charges were recorded in the Direct-to-Consumer segment. There were no impairment charges recorded for the years ended December 31, 2023 and 2022.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note G – Goodwill and Intangible Assets
The following is a summary of the carrying amount of goodwill by reporting unit as of December 31, 2023 and 2022:

	Wholesale
(in thousands)	Footwear	Accessories/Apparel	Direct-to-Consumer	Net Carrying Amount
Balance at January 1, 2022	$90,066	$62,688	$15,241	$167,995
Translation	107	—	(17)	90
Balance at December 31, 2022	90,173	62,688	15,224	168,085
Acquisitions	—	10,937	—	10,937
Translation	490	—	491	981
Balance at December 31, 2023	$90,663	$73,625	$15,715	$180,003
The following table details identifiable intangible assets as of December 31, 2023 and 2022:

	As of December 31, 2023
(in thousands)	Estimated Lives	Cost Basis (1)	Accumulated Amortization	Impairment and other (2)(3)	Net Carrying Amount
Trademarks	20 years	$27,745	$(16,263)	$(2,545)	$8,937
Customer relationships	10-20 years	62,580	(27,267)	(1,382)	33,931
		90,325	(43,530)	(3,927)	42,868
Re-acquired right	indefinite	35,200	—	(8,862)	26,338
Trademarks	indefinite	63,283	—	(6,222)	57,061
		$188,808	$(43,530)	$(19,011)	$126,267
(1) During the year ended December 31, 2023, the Company acquired Almost Famous, which consisted of a Trademark of $9,050 and customer relationships of $23,900, both of which are amortized over 20 years..
(2) During the year ended December 31, 2023, the Company recorded impairment charges of $6,520 related to the GREATS® trademark.
(3) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar and Mexican peso in relation to the U.S. dollar.

	As of December 31, 2022
(in thousands)	Estimated Lives	Cost Basis(1)	Accumulated Amortization	Impairment and other (2)	Net Carrying Amount
Trademarks	1–10 years	$18,695	$(16,075)	$(2,620)	$—
Customer relationships	10-20 years	38,680	(25,059)	(1,574)	12,047
		57,375	(41,134)	(4,194)	12,047
Re-acquired right	indefinite	35,200	—	(9,432)	25,768
Trademarks	indefinite	63,283	—	94	63,377
		$155,858	$(41,134)	$(13,532)	$101,192
(1) During the year ended December 31, 2021, the Company purchased the trademark for Dolce Vita® Handbags for $2,000 and the cash consideration was paid in 2022.
(2) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar and Mexican peso in relation to the U.S. dollar.
The Company evaluates its goodwill and indefinite-lived intangible assets for indicators of impairment at least annually in the beginning of the third quarter of each year and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company also periodically performs a quantitative test to assess its goodwill and indefinite-lived intangibles for impairment in lieu of using the qualitative approach in order to reassess the fair values. A quantitative assessment of goodwill and indefinite-lived intangible assets was performed as of July 1, 2023. In conducting the quantitative impairment assessments for goodwill and indefinite-lived intangibles, the Company concluded that the fair values of its reporting units exceeded their carrying values and the fair values of its indefinite-lived intangibles exceeded their respective carrying values. In the fourth quarter of 2023, certain circumstances occurred that indicated potential impairment and the Company performed a valuation of the GREATS® trademark. The estimated fair value of this trademark was determined using an excess earnings method, incorporating the use of projected financial information and a discount rate of 14.8% which was developed using market participant based assumptions. Changes in these significant unobservable inputs might result in a significantly higher or lower fair value measurement. As a result of this assessment, the GREATS® trademark was written down

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
from the carrying value of $12,670 to its fair value of $6,150, resulting in a pre-tax non-cash impairment charge of $6,520. This charge was recorded in impairment of intangibles in the Company’s Consolidated Statements of Income and recognized in the Direct-to-Consumer segment.
A qualitative assessment of goodwill and indefinite-lived intangible assets was performed as of July 1, 2022. In conducting the qualitative impairment assessments for goodwill and indefinite-lived intangibles, the Company concluded that it is more likely than not that the fair values of its reporting units exceeded their carrying values and the fair values of its indefinite-lived intangibles exceeded their respective carrying values. Therefore, in 2022, as a result of the annual tests, no impairment charges were recorded for goodwill and intangibles.
During the fourth quarter of 2021, certain decisions were made by the Company that resulted in the change in useful life of the BB Dakota trademark from an indefinite to a finite life. As a result, the BB Dakota trademark was assessed for impairment. The estimated fair value of this trademark was determined using an excess earnings method, incorporating the use of projected financial information and a discount rate which was developed using market participant based assumptions. As a result of this assessment, the BB Dakota trademark was written down from the carrying value of $9,670 to its fair value of $7,050, resulting in a pre-tax non-cash impairment charge of $2,620. This charge was recorded in impairment of intangibles in the Company’s Consolidated Statements of Income and recognized in the Wholesale Accessories/Apparel segment. The fair value of $7,050 was amortized over its remaining useful life of one year, and was fully amortized in 2022.
During the year ended December 31, 2021, the Company sold one of its internally developed trademarks for a gain of $8,000, which was recorded in operating expenses in the Company's Consolidated Statements of Income.
The amortization of intangible assets amounted to $2,082, $9,001, and $2,675 for 2023, 2022, and 2021 and is included in operating expenses in the Company's Consolidated Statements of Income. The estimated future amortization expense for intangibles as of December 31, 2023 was as follows:

(in thousands)
2024	$3,422
2025	3,422
2026	3,422
2027	3,174
2028	3,139
Thereafter	26,289
Total	$42,868
Note H – Equity-Based Compensation
In February 2019, the Company's Board of Directors approved the Steven Madden, Ltd. 2019 Incentive Compensation Plan (the “2019 Plan”), under which non-qualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based awards may be granted to employees, consultants, and non-employee directors. The 2019 Plan is the successor to the Company's Amended and Restated 2006 Stock Incentive Plan, as amended (the "2006 Plan"), the term of which expired on April 6, 2019. The Company's stockholders approved the 2019 Plan at the Company's annual meeting of stockholders held on May 24, 2019.
The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

(in thousands)
Common stock authorized	11,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(6,379)
Common stock available for grant of stock-based awards as of December 31, 2023	4,621
In addition, vested and unvested options to purchase 76 shares of common stock and 255 shares of unvested restricted stock awarded under the 2006 Plan were outstanding as of December 31, 2023.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2023, 2022, and 2021, total equity-based compensation was as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Restricted stock	$21,551	$21,005	$18,144
Stock options	2,597	3,391	4,134
Total	$24,148	$24,396	$22,278
We calculate an estimated forfeiture rate annually based on historical forfeiture and expectations about future forfeitures. Equity-based compensation is included in operating expenses on the Company’s Consolidated Statements of Income.
Restricted Stock
The following table summarizes restricted stock activity during the year ended December 31, 2023 and 2022:

(in thousands)	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1, 2022	2,849	23.81
Granted	439	40.30
Vested	(1,144)	21.25
Forfeited	(35)	34.37
Outstanding at December 31, 2022	2,109	$28.44
Granted	398	33.38
Vested	(1,192)	22.38
Forfeited	(37)	37.82
Outstanding at December 31, 2023	1,278	$35.44
As of December 31, 2023, the Company had $33,991 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average period of 3.1 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.
The fair values of the restricted stock that vested during the years ended December 31, 2023, 2022, and 2021 were $26,168, $24,300, and $23,231, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
Activity relating to stock options granted under the Company’s plans during the year ended December 31, 2023 was as follows:

(in thousands except for per share price)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	2,531	$29.06
Granted	276	$36.95
Exercised	(24)	$25.61
Forfeited	(17)	$39.28
Outstanding at December 31, 2022	2,766	$29.82	2.0 years	$11,778
Vested and Exercisable at December 31, 2022	2,543	$29.11	1.8 years	$11,741
Outstanding at January 1, 2023	2,766	$29.82
Granted	237	30.74
Exercised	(1,654)	25.14
Expired	(229)	36.01
Forfeited	(2)	46.28
Outstanding at December 31, 2023	1,118	$35.62	3.2 years	$7,684
Vested and Exercisable at December 31, 2023	935	$35.91	3.0 years	$6,167
At December 31, 2023, $1,336 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized over a weighted-average period of 1.4 years.
Additional information pertaining to the Company's stock option plan was as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash received from the exercise of stock options	$1,205	$602	$9,732
Intrinsic value of stock options exercised	$16,335	$314	$8,622
Tax benefits realized on exercise of stock options	$1,285	$41	$1,512
The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. New shares are issued upon option exercise. The following weighted average assumptions were used for stock options granted during 2023, 2022, and 2021:

	Years Ended December 31,
	2023	2022	2021
Volatility	37.3% to 48.1%	42.5% to 51.1%	40.3% to 49.6%
Risk free interest rate	3.7% to 4.7%	1.2% to 3.0%	0.1% to 1.0%
Expected life in years	3.0 to 5.0	3.0 to 5.0	2.0 to 4.0
Dividend yield	2.5%	2.1%	1.4%
Weighted average fair value	$10.12	$13.42	$13.30

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
Note J – Share Repurchase Program
The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On May 8, 2023, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $189,900, bringing the total authorization to $250,000. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the twelve months ended December 31, 2023 and 2022, an aggregate of 3,127 and 3,604, respectively, shares of the Company's common stock, excluding net settlements of employee stock awards, were repurchased under the Share Repurchase Program, at a weighted average price per share of $34.89 and $35.84, respectively, for an aggregate purchase price of approximately $109,118 and $129,152, respectively. As of December 31, 2023, approximately $175,463 remained available for future repurchases under the Share Repurchase Program.
The Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (as further amended, the "2006 Plan"), which expired on April 6, 2019, and the Steven Madden, Ltd. 2019 Incentive Compensation Plan (the "2019 Plan") both provide the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding and/or option cost obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation and/or option cost. During the twelve months ended December 31, 2023 and 2022, an aggregate of 2,002 and 584 shares, respectively, were withheld in connection with the settlement of employee stock awards to satisfy tax-withholding requirements and option costs, at an average price per share of $36.75 and $33.75, respectively, for an aggregate purchase price of approximately $73,591 and $19,725, respectively.
Note K – Net Income Per Share of Common Stock
Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 1,278, 2,109, and 2,849 shares for the years ended December 31, 2023, 2022, and 2021, respectively. Diluted net income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the assumed proceeds, which are deemed to be the proceeds from the exercise plus compensation cost not yet recognized attributable to future services using the treasury method, were used to purchase shares of the Company’s common stock at the average market price during the period, and b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Years Ended December 31,
	2023	2022	2021

Net income attributable to Steven Madden, Ltd.	171,554	216,061	190,678

Basic net income per share	$2.34	$2.84	$2.43

Diluted net income per share	$2.30	$2.77	$2.34

Weighted average common shares outstanding:
Basic	73,337	76,021	78,442
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	1,228	2,048	3,186
Diluted	74,565	78,069	81,628
For the years ended December 31, 2023, 2022, and 2021, options to purchase approximately 10, 2, and 5, respectively, shares of common stock, respectively, have been excluded from the calculation of diluted net income per share, as the result would have been anti-dilutive. For the year ended December 31, 2023, 2022, and 2021, 39, 46, and 7, respectively, restricted shares, were excluded from the calculation of diluted net income per share, as the result would have been anti-dilutive. The Company had contingently issuable performance awards outstanding that did not meet the performance conditions as of year ended December 31, 2023, 2022, and 2021, therefore, were excluded from the calculation of diluted net income per common share for the year ended December 31, 2023, 2022, and 2021. The maximum number of potentially dilutive shares that could be issued upon vesting for these performance awards was approximately 70, 66, and 17, respectively, as of December 31, 2023, 2022, and 2021, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities.
Note L – Derivative Instruments
The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of December 31, 2023, the Company's entire net forward contracts hedging portfolio consisted of a notional amount of $105,602, with current maturity dates ranging from January 2024 to December 2024 and the fair value included on the Consolidated Balance Sheets in other current assets of $708 and other current liabilities of $1,904. For the twelve months ended December 31, 2023 and 2022, the Company's hedging activities were considered effective, and, thus, no ineffectiveness from hedging activities was recognized in the Consolidated Statements of Income during the year. These gains and losses are recognized in cost of sales on the Consolidated Statements of Income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note M – Leases
The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets as of December 31, 2023 and 2022:

		As of December 31,
(in thousands)	Classification on the Balance Sheet	2023	2022
Assets
Noncurrent	Operating lease right-of-use asset	$122,783	$90,264

Liabilities
Current	Operating leases - current portion	$40,342	$29,499
Noncurrent	Operating leases - long-term portion	98,536	79,128
Total operating lease liabilities		$138,878	$108,627

Weighted-average remaining lease term		4.5 years	4.6 years
Weighted-average discount rate		5.1%	4.4%
 The following table presents the composition of lease costs during the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Operating lease cost	$41,539	$33,724	$36,863
Variable lease cost(1)	4,532	7,753	18,206
Less: sublease income	264	243	321
Total lease cost	$45,807	$41,234	$54,748
(1) For the year ended December 31, 2021, the Company incurred expenses related to the COVID-19 lease amendments of $9,505, which were included in variable lease cost. There were no lease amendments for the years ended December 31, 2023 and 2022.
The Company recorded impairment charges of $1,023 related to lease right-of-use assets for the year ended December 31, 2021. These impairment charges were recorded in the Direct-to-Consumer and Wholesale Accessories/Apparel segments. No such impairment charges were recorded in 2023 and 2022.
The following table presents supplemental cash and non-cash information related to the Company's operating leases during the years ended December 31, 2023 and 2022:

	Years Ended December 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$44,577	$39,136
Noncash transactions:
Right-of-use asset obtained in exchange for new operating lease liabilities	$70,465	$36,450
Right-of-use asset amortization expense(1)	$37,851	$31,693
(1) Included in "Leases and other liabilities" in the Consolidated Statement of Cash Flows.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Future Minimum Lease Payments
The following table presents future minimum lease payments for each of the first five years and the total for the remaining years:

(in thousands)	As of December 31, 2023
2024	$43,730
2025	37,935
2026	28,696
2027	18,558
2028	11,848
Thereafter	16,497
Total minimum lease payments	157,264
Less: interest	18,386
Total lease liabilities	$138,878
Rent expense for the years ended December 31, 2023, 2022, and 2021 was approximately $53,713, $49,321, and $47,179, respectively.
Note N – Income Taxes
The components of income before income taxes were as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Domestic	$131,343	$188,265	$171,297
Foreign	89,271	94,055	70,771
	$220,614	$282,320	$242,068
The components of provision for income taxes were as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Current:
Federal	$18,491	$36,983	$32,983
State and local	3,594	6,057	3,711
Foreign	18,449	18,462	11,635
	40,534	61,502	48,329
Deferred:
Federal	5,229	2,705	(1,402)
State and local	682	466	1,888
Foreign	194	430	794
	6,105	3,601	1,280
	$46,639	$65,103	$49,609

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation between income taxes computed at the federal statutory rate and the effective tax rate is as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Income taxes at federal statutory rate	21.0%	21.0%	21.0%
Effects of foreign operations	0.4	(0.2)	(0.8)
Stock-based compensation	(1.8)	(0.5)	(2.4)
State and local income taxes - net of federal income tax benefit	1.9	2.0	2.1
Nondeductible items	0.3	0.5	1.2
Valuation allowance	(0.1)	0.1	(0.5)
Other	(0.6)	0.2	(0.1)
Effective tax rate	21.1%	23.1%	20.5%
The primary changes between the Company’s effective tax rate for the year ended December 31, 2023 and 2022 are due to a higher tax benefit related to equity-based awards and a decrease in pre-tax income in jurisdictions with higher tax rates. The primary changes between the Company’s effective tax rate for the year ended December 31, 2022, and 2021 are due to a lower tax benefit related to equity-based awards and an increase in pre-tax income in jurisdictions with higher tax rates.
The components of deferred tax assets and liabilities were as follows:

	As of December 31,
(in thousands)	2023	2022
Deferred tax assets
Receivable allowances	$7,087	$7,049
Inventory	7,780	8,367
Accrued expenses	343	315
Deferred compensation	3,468	6,461
Net operating loss carryforwards	5,393	5,685
Lease liability	33,232	26,038
Other	2,332	1,042
Gross deferred tax assets before valuation allowance	59,635	54,957

Less: valuation allowance	3,715	3,948
Gross deferred tax assets after valuation allowance	55,920	51,009

Deferred tax liabilities
Depreciation and amortization	(22,648)	(16,704)
Unremitted earnings of foreign subsidiaries	(2,917)	(2,599)
Right-of-use asset	(29,290)	(21,621)
Amortization of goodwill	(7,613)	(7,599)
Indefinite-lived intangibles	(1,449)	(4,654)
Gross deferred tax liabilities	(63,917)	(53,177)

Net deferred tax liabilities	$(7,997)	$(2,168)
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company’s decrease in valuation allowance of $233 is due to a decrease of net operating loss deferred tax assets in various foreign subsidiaries, which resulted in an aggregate valuation allowance of $3,715 for the year ended December 31, 2023.
A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Beginning Balance	$1,145	$1,145	$2,295
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(907)	—	(1,150)
Ending Balance	$238	$1,145	$1,145
For the years ended December 31, 2023, 2022, and 2021 the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $238, $1,145, and $1,145, in the aggregate, respectively. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Accrued interest and penalties on unrecognized tax benefits and interest and penalty expense was immaterial to the consolidated financial statements for all periods presented. It is reasonably possible that the unrecognized tax benefits will decrease in the next twelve months.
The Company’s consolidated financial statements provide for any related tax liability on amounts that may be repatriated from foreign operations, aside from undistributed earnings of certain of the Company’s foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. The deferred tax liability of $2,917 at December 31, 2023 reflects the withholding tax on amounts that may be repatriated from foreign operations.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which contains certain revisions to the Internal Revenue Code, including a 15% corporate minimum income tax for tax years beginning after December 31, 2022. While the 15% corporate minimum income tax has no effect on the Company’s results of operations in the near term, we will continue to evaluate its impact as further information becomes available. The Inflation reduction Act also assesses a 1% excise tax on repurchases of corporate stock which will continue to impact the Company’s stock repurchases.
The Organization for Economic Cooperation and Development (“OECD”) has proposed to enact a global minimum tax rate of at least 15% for large multinational companies beginning in 2024 (“Pillar Two”). Under Pillar Two, a top-up tax will be required for any jurisdiction whose effective tax rate falls below the 15% global minimum rate. Additionally, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Under the safe harbor, companies would be excluded from Pillar Two requirements provided certain criteria are met. Based on preliminary analysis, the enactment of Pillar Two legislation is not expected to have a material effect on the Company’s financial position. The Company will continue to monitor and reflect the impact of such legislative changes in future periods, as appropriate.
Note O – Commitments, Contingencies, and Other
Legal Proceedings:
In the ordinary course of business, the Company has various pending cases involving contractual disputes, employee-related matters, distribution matters, product liability claims, intellectual property infringement, and other matters. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect on the Company's financial position, or results of operations. It is the policy of management to disclose the amount or range of reasonably possible losses in excess of recorded amounts or cash flows.
Letters of Credit:
As of December 31, 2023, the Company had $504 in letters of credit outstanding unrelated to the Company's Credit Agreement.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
License agreements:
In January 2018, the Company entered into a license agreement with Nine West Development LLC, subsequently acquired by WHP Global, for the right to manufacture, market, and sell women's fashion footwear and handbags under the Anne Klein®, AK Sport®, AK Anne Klein Sport®, and the Lion Head Design® trademarks. The agreement, unless extended, expired on June 30, 2023. The agreement requires that the Company pay the licensor a royalty equal to a percentage of net revenues and a minimum royalty in the event that specified net revenues targets are not achieved. In 2022, the Company entered into its second amendment to extend the term of this license agreement through December 31, 2026.
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
Future minimum royalty payments under all of the Company's license agreements are $6,000 for 2024 and $12,000 for 2025 through 2026. Royalty expenses are included in the cost of sales on the Company's Consolidated Statements of Income.
Concentrations:
The Company maintains cash and cash equivalents with various major financial institutions, which at times are in excess of the amount insured.
During the year ended December 31, 2023, 2022, and 2021, the Company did not purchase more than 10% of its merchandise from any single supplier. Total product purchases from vendors located in China for the year ended December 31, 2023, 2022, and 2021, were 79%, 78%, and 78%, respectively.
For the year ended December 31, 2023, the Company did not have any customers who accounted for more than 10% of total revenue. At December 31, 2023, three customers accounted for 16.1%, 12.7%, and 12.4% of total accounts receivable. The Company did not have any other customers who accounted for more than 10% of total accounts receivable.
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
On March 25, 2022, an amendment to the Credit Agreement (the “Amendment”) replaced the London Interbank Offering Rate (“LIBOR”) with the Bloomberg Short-Term Bank Yield Index (“BSBY”) as the interest rate benchmark. Borrowings under the Credit Agreement generally bear interest at a variable rate equal to a specified margin, which is based upon the average availability under the Credit Facility from time to time, plus, at the Company’s election, (i) BSBY for the

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
applicable interest period or (ii) the base rate (which is the highest of (a) the prime rate announced by the Agent, (b) the sum of the federal funds effective rate plus 0.50%, and (c) the sum of the one-month BSBY rate plus 1.00%). Furthermore, the Amendment reduced the specified margin used to determine the interest rate under the Credit Agreement and reduced the commitment fee paid by the Company to the Agent, for the account of each lender. Additionally, the Amendment reduced the frequency of the Company’s borrowing base reporting requirements when no loans are outstanding. The Amendment also extended the maturity date of the Credit Agreement to March 20, 2027. As amended on April 3, 2023, on October 23, 2023, the Credit Agreement was further amended to accommodate changes made to the Company’s factoring arrangement with CIT pursuant to the Notification Factoring Rider as described in Note Q – Factoring Agreements.
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
The Credit Agreement also contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the Agent may, and at the request of the required lenders shall, terminate the loan commitments under the Credit Agreement, declare any outstanding obligations under the Credit Agreement to be immediately due and payable, or require the Company to adequately cash collateralize outstanding letter of credit obligations. If the Company or, with certain exceptions, a subsidiary becomes the subject of a proceeding under any bankruptcy, insolvency, or similar law, then the loan commitments under the Credit Agreement will automatically terminate, and any outstanding obligations under the Credit Agreement and the cash collateral required under the Credit Agreement for any outstanding letter of credit obligations will become immediately due and payable.
As of December 31, 2023, the Company had no cash borrowings and no letters of credit outstanding under the Credit Agreement.
Note Q – Factoring Agreements
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
On April 3, 2023, in conjunction with a related amendment to the Credit Agreement, the Madden Entities also entered into a Credit Approved Receivables Purchasing Agreement (the “CARPA”) with CIT Group/Commercial Services, Inc. (“CIT”). Pursuant to the CARPA, in addition to Rosenthal, CIT will serve as a non-exclusive collection agent with respect to certain of the Madden Entities’ receivables and will generally assume the credit risk resulting from a customer’s financial inability to make payment with respect to credit approved receivables. Additionally, CIT shall compensate the Madden Entities for 50% of the losses sustained for limiting or revoking a credit line during production for any made-to-order goods that have work-in-progress coverage. For its services, CIT will be entitled to receive (1) a base fee of 0.15% of the gross face amount of each receivable assigned for collection having standard payment terms, (2) certain additional fees for receivables with non-standard payment terms or arising from sales to customers outside of the United States, and (3) reimbursement for certain expenses incurred in connection with the CARPA. The Company, on behalf of the Madden Entities, and CIT may each terminate the CARPA as of the last day of the month occurring one year after the date of the CARPA and at any time thereafter by giving the other party at least 60 days’ notice. CIT may also terminate the CARPA immediately upon the occurrence of certain events. The Madden Entities pledged all of their right, title, and interest in and to monies due and to become due under the CARPA in favor of the Agent to secure obligations arising under or in connection with the Credit Agreement.
On October 23, 2023, the Company and Daniel M. Friedman & Associates, Inc. (“DMFA”), a wholly-owned subsidiary of the Company, entered into a Notification Factoring Rider to the Credit Approved Receivables Purchasing Agreement (“Notification Factoring Rider”) that amended and supplemented the Factoring Agreement, dated April 3, 2023, among the Company, DMFA and certain of the Company’s other subsidiaries party thereto (collectively with the Company, the “Madden Entities”), and added CIT. The Notification Factoring Rider enables certain receivables generated from assets acquired by DMFA from Turn On Products Inc. d/b/a Almost Famous (“Post-Acquisition Receivables”), which assets were acquired by DMFA on October 20, 2023, to be subject to the Factoring Agreement.
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
Note R – Note Receivable – Related Party
On June 25, 2007, the Company made a loan to Steven Madden, its Founder and Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of stock options that were due to expire and to retain the underlying Company common stock. The loan, as amended, is secured by non-company securities held in Mr. Madden's brokerage account. The Company agreed to forgive a portion of the note for each year of employment as long as Mr. Madden remained an employee of the Company through December 31, 2023. Accordingly, as of such date, the remaining balance of the note was forgiven by the Company, no amounts remain outstanding, and neither the Company nor Mr. Madden have any outstanding obligations under the note. For the years ended December 31, 2023, 2022, and 2021 the Company recorded a charge in the amount of $409 for each year, respectively, to write-off the required one-tenth of the principal amount of the secured promissory note, which was partially offset by imputed interest income of $8, $16, and $23, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note S – Operating Segment Information
The Company operates the following operating segments, which are presented as reportable segments: Wholesale Footwear, Wholesale Accessories/Apparel, Direct-to-Consumer, and Licensing. As of January 2023, the Company no longer serves as a buying agent for any of its customers, and as a result no longer reports under the First Cost segment. This change is not considered to have a material or meaningful impact on the Company's operations. Our Wholesale Footwear segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and through our joint ventures and international distributor network. Our Wholesale Accessories/Apparel segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, online retailers, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe and through our joint ventures and international distributor network. Our Direct-to-Consumer segment consists of Steve Madden® and Dolce Vita® full-price retail stores, Steve Madden® outlet stores, Steve Madden® concessions in international markets, and our directly-operated digital e-commerce websites. We operate retail locations in regional malls and shopping centers, as well as high streets in major cities across the United States, Canada, Mexico, Europe, Israel, South Africa, Taiwan, China, and the Middle East. Our Licensing segment is engaged in the licensing of the Steve Madden® and Betsey Johnson® trademarks for use in the sale of select apparel, accessory, and home categories as well as various other non-core products.
Our Corporate activities do not constitute a reportable segment and include costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security, and other shared services.
The Chief Operating Decision Maker does not review asset information by segment; therefore we do not present assets in this note.

(in thousands)	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Direct-to- Consumer	First Cost	Licensing	Corporate (1)	Consolidated
For the Year Ended December 31, 2023
Total revenue	$1,048,448	$416,532	$1,464,980	$506,494	$—	$10,108	$—	$1,981,582
Gross profit	370,631	135,168	505,799	316,507	—	10,108	—	832,414
Income/(loss) from operations	204,950	61,428	266,378	30,160	—	8,427	(91,743)	213,222
Depreciation and amortization	2,452	2,569	5,021	4,590	—	—	5,890	15,501
Capital expenditures	2,790	141	2,931	12,061	—	—	4,478	19,470
For the Year Ended December 31, 2022
Total revenue	$1,194,890	$394,676	$1,589,566	$521,729	$916	$9,798	$—	$2,122,009
Gross profit	431,081	100,085	531,166	331,956	916	9,798	—	873,836
Income/(loss) from operations	264,958	29,775	294,733	67,649	766	7,854	(89,358)	281,644
Depreciation and amortization	2,433	9,439	11,872	3,740	—	—	4,964	20,576
Capital expenditures	802	277	1,079	6,380	4	—	8,888	16,351
For the Year Ended December 31, 2021
Total revenue	$1,022,322	$343,675	$1,365,997	$487,906	$2,346	$9,893	$—	$1,866,142
Gross profit	345,167	94,675	439,842	315,416	2,346	9,893	—	767,497
Income/(loss) from operations	217,163	26,628	243,791	74,542	1,971	8,108	(84,815)	243,597
Depreciation and amortization	2,946	2,769	5,715	3,976	—	—	5,517	15,208
Capital expenditures	1,051	807	1,858	1,156	9	—	3,585	6,608
(1) Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security, and other shared services.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Revenues by geographic area are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Domestic(1)	$1,601,098	$1,772,711	$1,641,090
International	380,484	349,298	225,052
Total	$1,981,582	$2,122,009	$1,866,142
(1) Includes revenues of $272,794, $305,437, and $329,934, respectively, for the years ended 2023, 2022, and 2021, respectively, related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by the Company's international entities.

Note T – Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2023
Markdown, chargeback, co-op advertising allowances, and return reserves	$25,687	$62,534	$(56,922)	$31,299
Allowance for doubtful accounts	7,721	3,557	(6,450)	4,828
Deferred tax asset valuation allowance	3,948	432	(665)	3,715
Total	$37,356	$66,523	$(64,037)	$39,842
Year ended December 31, 2022
Markdown, chargeback, co-op advertising allowances, and return reserves	$28,955	$69,543	$(72,811)	$25,687
Allowance for doubtful accounts	12,273	4,946	(9,498)	7,721
Deferred tax asset valuation allowance	3,753	250	(55)	3,948
Total	$44,981	$74,739	$(82,364)	$37,356
Year ended December 31, 2021
Markdown, chargeback, co-op advertising allowances, and return reserves	$18,832	$58,813	$(48,690)	$28,955
Allowance for doubtful accounts	8,943	7,172	(3,842)	12,273
Deferred tax asset valuation allowance	4,968	229	(1,444)	3,753
Total	$32,743	$66,214	$(53,976)	$44,981