Form 10-Q
period 2024-03-31
STEVEN MADDEN, LTD.
filed 2024-05-02
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
Yes  ☐   No ☒

As of April 26, 2024, there were 73,378,158 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023	March 31, 2023
(in thousands, except par value)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$131,501	$204,640	$209,979
Short-term investments	11,556	15,173	13,740
Accounts receivable, net of allowances of $4,874, $4,828 and $7,208	44,457	40,246	46,138
Factor accounts receivable	380,613	320,723	283,893
Inventories	201,960	228,990	179,937
Prepaid expenses and other current assets	28,324	29,009	22,267
Income tax receivable and prepaid income taxes	8,883	16,051	12,079
Total current assets	807,294	854,832	768,033
Note receivable – related party	—	—	301
Property and equipment, net	47,490	47,199	41,519
Operating lease right-of-use asset	127,464	122,783	112,501
Deposits and other	15,991	16,250	11,750
Deferred tax assets	609	609	1,963
Goodwill	180,869	180,003	168,228
Intangibles, net	124,436	126,267	100,826
Total Assets	$1,304,153	$1,347,943	$1,205,121
LIABILITIES
Current liabilities:
Accounts payable	$170,154	$161,140	$101,678
Accrued expenses	109,173	154,751	112,395
Operating leases – current portion	40,020	40,342	33,977
Income taxes payable	4,474	5,998	3,934
Contingent payment liability – current portion	3,738	3,325	1,153
Accrued incentive compensation	4,953	12,068	4,105
Total current liabilities	332,512	377,624	257,242
Contingent payment liability – long-term portion	11,212	9,975	—
Operating leases – long-term portion	102,637	98,536	95,797
Deferred tax liabilities	9,016	8,606	3,923
Other liabilities	5,169	5,170	10,461
Total Liabilities	460,546	499,911	367,423
Commitments, contingencies and other (Note M)
STOCKHOLDERS’ EQUITY
Preferred stock – $0.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $0.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $0.0001 par value, 245,000 shares authorized,136,996, 136,471 and 134,746 shares issued, 73,324, 73,681 and 76,011 shares outstanding	7	7	8
Additional paid-in capital	592,115	586,155	526,844
Retained earnings	1,708,018	1,679,500	1,591,814
Accumulated other comprehensive loss	(30,549)	(29,046)	(34,863)
Treasury stock – 63,672, 62,790 and 58,735 shares at cost	(1,444,355)	(1,407,018)	(1,262,761)
Total Steven Madden, Ltd. stockholders’ equity	825,236	829,598	821,042
Noncontrolling interest	18,371	18,434	16,656
Total stockholders’ equity	843,607	848,032	837,698
Total Liabilities and Stockholders’ Equity	$1,304,153	$1,347,943	$1,205,121

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Net sales	$550,567	$461,737
Licensing fee income	1,814	2,097
Total revenue	552,381	463,834
Cost of sales (exclusive of depreciation and amortization)	327,566	268,742
Gross profit	224,815	195,092
Operating expenses	166,369	148,581
Impairment of intangible	1,700	—
Income from operations	56,746	46,511
Interest and other income – net	1,555	2,020
Income before provision for income taxes	58,301	48,531
Provision for income taxes	13,739	11,745
Net income	44,562	36,786
Less: net income attributable to noncontrolling interest	628	56
Net income attributable to Steven Madden, Ltd.	$43,934	$36,730

Basic net income per share	$0.61	$0.49

Diluted net income per share	$0.60	$0.48

Basic weighted average common shares outstanding	72,292	74,498
Effect of dilutive securities – options/restricted stock	573	1,357
Diluted weighted average common shares outstanding	72,865	75,855

Cash dividends declared per common share	$0.21	$0.21

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31, 2024
(in thousands)	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$44,562
Other comprehensive income/(loss):
Foreign currency translation adjustment	$(3,426)	$—	(3,426)
Income on cash flow hedging derivatives	1,687	(455)	1,232
Total other comprehensive loss	$(1,739)	$(455)	(2,194)

Comprehensive income			42,368
Less: comprehensive loss attributable to noncontrolling interests			(63)
Comprehensive income attributable to Steven Madden, Ltd.			$42,431

	Three Months Ended March 31, 2023
(in thousands)	Pre-tax amounts	Tax benefit	After-tax amounts
Net income			$36,786
Other comprehensive income/(loss):
Foreign currency translation adjustment	$939	$—	939
Loss on cash flow hedging derivatives	(463)	174	(289)
Total other comprehensive income	$476	$174	650

Comprehensive income			37,436
Less: comprehensive loss attributable to noncontrolling interests			(140)
Comprehensive income attributable to Steven Madden, Ltd.			$37,576

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
(in thousands except per share data)	Shares	Amount				Shares	Amount
Balance - December 31, 2023	73,681	$7	$586,155	$1,679,500	$(29,046)	62,790	$(1,407,018)	$18,434	$848,032
Common stock repurchased and net settlements of restricted stock awards	(882)	—	—	—	—	882	(37,337)	—	(37,337)
Exercise and net settlement of stock options	9	—	222	—	—	—	—	—	222
Issuance of restricted stock, net of forfeitures	516	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,738	—	—	—	—	—	5,738
Foreign currency translation adjustment	—	—	—	—	(2,735)	—	—	(691)	(3,426)
Cash flow hedge (net of tax expense of $455)	—	—	—	—	1,232	—	—	—	1,232
Dividends on common stock ($0.21 per share)	—	—	—	(15,416)	—	—	—	—	(15,416)
Net income	—	—	—	43,934	—	—	—	628	44,562
Balance - March 31, 2024	73,324	$7	$592,115	$1,708,018	$(30,549)	63,672	$(1,444,355)	$18,371	$843,607

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
(in thousands except per share data)	Shares	Amount				Shares	Amount
Balance - December 31, 2022	76,796	$8	$520,441	$1,571,123	$(35,709)	57,660	$(1,224,310)	$12,310	$843,863
Common stock repurchased and net settlements of restricted stock awards	(1,075)	—	—	—	—	1,075	(38,451)	—	(38,451)
Exercise and net settlement of stock options	11	—	264	—	—			—	264
Issuance of restricted stock, net of forfeitures	279	—	—	—	—	—	—	—	—
Stock-based compensation		—	6,139	—	—	—	—	—	6,139
Foreign currency translation adjustment	—	—	—	—	1,135	—	—	(196)	939
Cash flow hedge (net of tax benefit of $174)	—	—	—	—	(289)	—	—	—	(289)
Dividends on common stock ($0.21 per share)	—	—	—	(16,039)	—	—	—	—	(16,039)
Investments of noncontrolling interests	—	—	—	—	—	—	—	4,486	4,486
Net income	—	—	—	36,730	—	—	—	56	36,786
Balance - March 31, 2023	76,011	$8	$526,844	$1,591,814	$(34,863)	58,735	$(1,262,761)	$16,656	$837,698

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$44,562	$36,786
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,738	6,139
Depreciation and amortization	4,631	3,366
Loss on disposal of fixed assets	74	15
Impairment of intangible	1,700	—
Impairment of lease right-of-use asset	—	95
Deferred taxes	410	—
Accrued interest on note receivable - related party	—	(2)
Notes receivable - related party	—	102
Change in valuation of contingent payment liabilities	1,650	—
Other operating activities	861	623
Changes, net of acquisitions, in:
Accounts receivable	(5,681)	(8,201)
Factor accounts receivable	(60,006)	(35,665)
Inventories	28,398	47,710
Prepaid expenses, income tax receivables, prepaid taxes, and other assets	6,539	4,791
Accounts payable and accrued expenses	(37,160)	(60,461)
Accrued incentive compensation	(7,115)	(7,683)
Leases and other liabilities	(306)	(890)
Net cash used in operating activities	(15,705)	(13,275)

Cash flows from investing activities:
Capital expenditures	(3,979)	(3,791)
Purchases of short-term investments	(790)	(6,722)
Maturity/sale of short-term investments	4,084	8,087
Acquisition of business	(4,259)	—
Other investing activities	326	—
Net cash used in investing activities	(4,618)	(2,426)

Cash flows from financing activities:
Common stock repurchased and net settlements of stock awards	(37,337)	(38,451)
Proceeds from exercise of stock options	222	264
Investment of noncontrolling interest	—	4,486
Cash dividends paid on common stock	(15,416)	(16,039)
Net cash used in financing activities	(52,531)	(49,740)
Effect of exchange rate changes on cash and cash equivalents	(285)	707
Net decrease in cash and cash equivalents	(73,139)	(64,734)
Cash and cash equivalents – beginning of period	204,640	274,713
Cash and cash equivalents – end of period	$131,501	$209,979

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2024
(in thousands except per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2023 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 4, 2024.

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

Note C – Acquisitions

Almost Famous

On October 20, 2023, Daniel M. Friedman & Associates, Inc. (“Buyer”), a New York corporation and a wholly-owned subsidiary of the Company, acquired substantially all of the assets and certain liabilities (the “Business”) of Turn On Products Inc. d/b/a Almost Famous (“Seller” or “Almost Famous”), pursuant to an Asset Purchase Agreement, by and among Buyer, the Company, Seller, and the holders of capital stock of Seller. Almost Famous is a designer and marketer of women’s junior apparel. Almost Famous distributes its products to wholesale customers, including mass merchants, department stores, off-price retailers, and chain stores within the United States. Almost Famous markets products under its own brands, primarily Almost Famous, as well as private label brands for various retailers. This Business was acquired for cash consideration of $73,228 and a future payment contingent on the Almost Famous business achieving certain earnings before interest and tax ("EBIT") targets. In connection therewith, we recorded an initial short-term liability of $3,325 and a long-term liability of $9,975 as of the date of acquisition to reflect the estimated fair value of the contingent purchase price. The fair value of the contingent payments liability was estimated on the date of acquisition using the risk neutral simulation method, which included significant unobservable Level 3 inputs, such as projected EBIT over the earn-out period and a discount rate of 20.3%. Changes in these significant unobservable inputs might result in a significantly higher or lower fair value measurement. The maximum consideration which can be paid over the consideration period of four years is $68,000 and there are no minimum payments required. The liability will be remeasured at each reporting period with changes in fair value recorded in earnings. After the effect of closing adjustments, the total purchase price of the acquisition was $86,528.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2024
(in thousands except per share data)
The results of the Business have been included in the consolidated financial statements since the date of acquisition within the Wholesale Accessories/Apparel segment.

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

The Company recorded goodwill for the acquisition based on the amount by which the purchase price exceeded the fair value of the net assets acquired, which consists largely of the synergies expected from the acquisitions. For tax purposes, goodwill will be amortized over a 15 year period.

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
March 31, 2024
(in thousands except per share data)
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

Hosiery Business

On March 1, 2024 Daniel M. Friedman & Associates, Inc. acquired the Steve Madden and Betsey Johnson hosiery division ("hosiery business") of Gina Group LLC (“Gina”). Gina has been the exclusive licensee of the hosiery category for Steve Madden and Betsey Johnson brands and such license agreements were terminated in conjunction with the acquisition. The assets of the hosiery business were acquired for a cash consideration of $4,259 and the assets acquired included inventories of $2,168, reacquired rights of $1,450, and goodwill of $641.

The results of the business have been included in the consolidated financial statements since the date of acquisition within the Wholesale Accessories/Apparel segment.

Note D – Short-Term Investments

As of March 31, 2024 and December 31, 2023, short-term investments consisted of certificates of deposit. These securities are classified as current based upon their maturities. As of March 31, 2024 and December 31, 2023, short-term investments amounted to $11,556 and $15,173, respectively, and have original maturities less than or equal to one year as of the balance sheet date.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2024
(in thousands except per share data)
The Company’s financial assets and liabilities subject to fair value measurements as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024				December 31, 2023
	Fair value	Level 1	Level 2	Level 3	Fair value	Level 1	Level 2	Level 3
Assets:
Forward contracts	1,242	—	1,242	—	708	—	708	—
Total assets	$1,242	$—	$1,242	$—	$708	$—	$708	$—
Liabilities:
Contingent consideration(1)(2)	$14,950	$—	$—	$14,950	$13,300	$—	$—	$13,300
Forward contracts	792	—	792	—	1,904	—	1,904	—
Total liabilities	$15,742	$—	$792	$14,950	$15,204	$—	$1,904	$13,300

(1) On March 31, 2024, $3,738 was recorded in Contingent payment liability - current portion and $11,212 was recorded in Contingent payment liability - long-term portion.
(2) On December 31, 2023, $3,325 was recorded in Contingent payment liability - current portion and $9,975 was recorded in Contingent payment liability - long-term portion.

Forward contracts are used to manage the risk associated with the volatility of future cash flows (see Note L – Derivative Instruments). Fair value of these instruments is based on observable market transactions of spot and forward rates.

The Company's recurring Level 3 balance consists of contingent consideration related to acquisitions. The changes in the Company's Level 3 liabilities for the periods ended March 31, 2024 and December 31, 2023 were as follows:

	Balance at January 1, 2024	Acquisitions	Adjustments(1)	Balance at March 31, 2024(2)
2024
Liabilities:
Contingent consideration	$13,300	$—	$1,650	$14,950

2023	Balance at January 1, 2023	Acquisitions	Adjustments(1)	Balance at December 31, 2023
Liabilities:
Contingent consideration	$—	$13,300	$—	$13,300
(1) In 2024, amount consists of an adjustment of $1,650 that was included as an expense in operating expenses, related to the change in valuation of the contingent consideration in connection with the acquisition of Almost Famous.

At March 31, 2024 and December 31, 2023, the liability for contingent consideration was $14,950 and $13,300, respectively, in connection with the October 20, 2023 acquisition of Almost Famous. The fair value of the contingent payments was estimated using a risk neutral simulation method to model the probability of different financial results of Almost Famous during the earn-out period, utilizing a discount rate of 19.3% and 20.3% at March 31, 2024 and December 31, 2023, respectively.

The fair values of goodwill and intangibles are measured on a non-recurring basis and are determined using Level 3 inputs, including forecasted cash flows, discount rates, and implied royalty rates (see Note C – Acquisitions and Note K – Goodwill and Intangible Assets).

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
March 31, 2024
(in thousands except per share data)
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
Lease Position
The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023:

	Classification on the Balance Sheet	March 31, 2024	December 31, 2023
Assets
Noncurrent(1)	Operating lease right-of-use asset	$127,464	$122,783

Liabilities
Current	Operating leases – current portion	$40,020	$40,342
Noncurrent	Operating leases – long-term portion	102,637	98,536
Total operating lease liabilities		$142,657	$138,878

Weighted-average remaining lease term		4.5 years	4.5 years
Weighted-average discount rate		5.2%	5.1%
(1) During the three months ended March 31, 2023, the Company recorded a pre-tax impairment charge related to its right-of-use assets of $95, recorded in the Wholesale Footwear Segment.

Lease Costs

 The following table presents the composition of lease costs during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$11,509	$9,138
Variable lease cost	630	739
Less: sublease income	64	66
Total lease cost	$12,075	$9,811

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2024
(in thousands except per share data)
Other Information
The following table presents supplemental cash and non-cash information related to the Company's operating leases during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$11,760	$10,014
Noncash transactions
Right-of-use asset obtained in exchange for new operating lease liabilities	$16,028	$30,528
Right-of-use asset amortization expense(1)	$11,347	$8,196

(1) Included in "Leases and other liabilities" in the Consolidated Statement of Cash Flows.

Future Minimum Lease Payments
The following table presents future minimum lease payments for each of the first five years and the total for the remaining years as of March 31, 2024:

2024 (remaining nine months)	$35,155
2025	41,478
2026	31,779
2027	20,280
2028	13,351
Thereafter	18,530
Total minimum lease payments	160,573
Less: interest	17,916
Total lease liabilities	$142,657
Note G – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions, the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On May 8, 2023, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $189,900, bringing the total authorization to $250,000. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the three months ended March 31, 2024, an aggregate of 773 shares of the Company's common stock, excluding net settlements of employee stock awards, were repurchased under the Share Repurchase Program, at a weighted average price per share of $42.25, for an aggregate purchase price of approximately $32,644. During the three months ended March 31, 2023, an aggregate of 967 shares of the Company's common stock, excluding net settlements of employee stock awards, were repurchased under the Share Repurchase Program, at a weighted average price per share of $35.77, for an aggregate purchase price of approximately $34,580. As of March 31, 2024, approximately $142,818 remained available for future repurchases under the Share Repurchase Program.

The Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (as further amended, the "2006 Plan"), which expired on April 6, 2019, and the Steven Madden, Ltd. 2019 Incentive Compensation Plan (the "2019 Plan") both provide the

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2024
(in thousands except per share data)
Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding and/or option cost obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation and/or option cost. During the three months ended March 31, 2024, an aggregate of 109 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements and option costs, at an average price per share of $42.75, for an aggregate purchase price of approximately $4,693. During the three months ended March 31, 2023, an aggregate of 108 shares were withheld in connection with the settlement of employee stock awards to satisfy tax-withholding requirements and option costs, at an average price per share of $35.96, for an aggregate purchase price of approximately $3,871.

Note H – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 1,557 shares for the period ended March 31, 2024, compared to 2,161 shares for the period ended March 31, 2023. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the assumed proceeds, which are deemed to be the proceeds from the exercise plus compensation cost not yet recognized attributable to future services using the treasury method, were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive.

	Three Months Ended March 31,
	2024	2023

Net income attributable to Steven Madden, Ltd.	$43,934	$36,730

Basic net income per share	$0.61	$0.49

Diluted net income per share	$0.60	$0.48

Weighted average common shares outstanding:
Basic	72,292	74,498
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	573	1,357
Diluted	72,865	75,855

For the three months ended March 31, 2024, options to purchase approximately 4 shares of common stock have been excluded from the calculation of diluted net income per share as the result would have been anti-dilutive. For the three months ended March 31, 2023, options to purchase approximately 6 shares of common stock have been excluded from the calculation of diluted net income per share as the result would have been anti-dilutive. For the three months ended March 31, 2024, 8 restricted shares were excluded from the calculation of diluted net income per share, as compared to approximately 58 shares that were excluded from the calculation of diluted net income per share for the three months ended March 31, 2023, as the result would have been anti-dilutive. The Company had contingently issuable performance awards outstanding that did not meet the performance conditions as of March 31, 2024 and 2023 and, therefore, were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2024 and 2023. The number of potentially dilutive shares that

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2024
(in thousands except per share data)
could be issued upon vesting for these performance awards were immaterial as of both March 31, 2024 and 2023. These amounts were also excluded from the computation of weighted average potentially dilutive securities.

Note I – Income Taxes

The Company’s provision for income taxes for the three months ended March 31, 2024 and 2023 is based on the estimated annual effective tax rate, plus or minus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Income before provision for income taxes	$58,301	$48,531
Income tax expense	$13,739	$11,745
Effective tax rate	23.6%	24.2%

The difference between the Company’s effective tax rates of 23.6% and 24.2% for the three months ended March 31, 2024 and 2023, respectively, is primarily due to a decrease in pre-tax income in jurisdictions with higher tax rates.

The Company recognizes interest and penalties, if any, related to uncertain income tax positions in income tax expense. Accrued interest and penalties on unrecognized tax benefits, and interest and penalty expense are immaterial to the consolidated financial statements.

The Company files income tax returns in the U.S. for federal, state, and local purposes, and in certain foreign jurisdictions. The Company's tax years 2020 through 2023 remain open to examination by most taxing authorities.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which contains certain revisions to the Internal Revenue Code, including a 15% corporate minimum income tax for tax years beginning after December 31, 2022. While the 15% corporate minimum income tax has no effect on the Company’s results of operations in the near term, we will continue to evaluate its impact on future years. The IRA also assesses a 1% excise tax on repurchases of corporate stock which impacts the Company’s stock repurchases effective January 1, 2023. The excise tax is recorded as an incremental cost in treasury stock on the Company's Condensed Consolidated Balance Sheets and was $267 for the three months ended March 31, 2024.

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
March 31, 2024
(in thousands except per share data)
Note J – Equity-Based Compensation

The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

Common stock authorized	11,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(7,970)
Common stock available for grant of stock-based awards as of March 31, 2024	3,030

In addition, vested and unvested options to purchase 204 shares of common stock and 67 shares of unvested restricted stock awarded under the 2006 Plan were outstanding as of March 31, 2024.

Total equity-based compensation for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
Restricted stock	$5,192	$5,393
Stock options	546	746
Total	$5,738	$6,139

We calculate an estimated forfeiture rate annually based on historical forfeitures and expectations about future forfeitures. Equity-based compensation is included in operating expenses in the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Proceeds from stock options exercised	$222	$264
Intrinsic value of stock options exercised	$142	$134

During the three months ended March 31, 2024, options to purchase 73 shares vested with a weighted average exercise price of $32.58. During the three months ended March 31, 2023, options to purchase 79 shares vested with a weighted average exercise price of $36.63. As of March 31, 2024, there were unvested options relating to 118 shares of common stock outstanding with a total of $902 of unrecognized compensation cost and an average vesting period of 2.0 years.

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. New shares are issued upon option exercise. The following weighted average assumptions were used for stock options granted during the three months ended March 31, 2024 and 2023:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2024
(in thousands except per share data)

	Three Months Ended March 31,
	2024	2023
Volatility	47.4%	47.7%
Risk free interest rate	4.0%	4.0%
Expected life in years	4.0	5.0
Dividend yield	2.0%	2.6%
Weighted average fair value	$15.69	$11.86

Activity relating to stock options granted under the Company’s plans during the three months ended March 31, 2024 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	1,119	$35.62
Granted	8	42.00
Exercised	(9)	26.10
Outstanding at March 31, 2024	1,118	$35.73	3.0 years	$7,776
Exercisable at March 31, 2024	1,000	$35.75	2.8 years	$6,943
Activity relating to stock options granted under the Company’s plans during the three months ended March 31, 2023 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	2,766	$29.82
Granted	8	31.96
Exercised	(11)	24.26
Forfeited	(3)	46.28
Outstanding at March 31, 2023	2,760	$29.83	1.8 years	$19,529
Exercisable at March 31, 2023	2,612	$29.36	1.6 years	$19,417
Restricted Stock

The following table summarizes restricted stock activity during the three months ended March 31, 2024 and 2023:

	2024		2023
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1,	1,278	$35.44	2,111	$28.45
Granted	534	42.14	284	33.69
Vested	(237)	34.90	(229)	34.58
Forfeited	(18)	36.76	(5)	38.15
Outstanding at March 31,	1,557	$37.78	2,161	$28.47

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2024
(in thousands except per share data)
As of March 31, 2024, the Company had $50,417 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average period of 3.6 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

The fair values of the restricted stock that vested during the three months ended March 31, 2024 and 2023 were $8,268 and $7,928.

Note K – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by reporting unit as of March 31, 2024:

	Wholesale			Net Carrying Amount
	Footwear	Accessories/ Apparel	Direct-to-Consumer
Balance at January 1, 2024	$90,663	$73,625	$15,715	$180,003
Acquisitions	—	641	—	641
Translation	141	—	84	225
Balance at March 31, 2024	$90,804	$74,266	$15,799	$180,869

The following table details identifiable intangible assets as of March 31, 2024:

	Estimated Lives	Cost Basis(2)	Accumulated Amortization	Impairment & Other(1)(3)	Net Carrying Amount
Trademarks	10 - 20 years	$32,195	$(16,263)	$(2,743)	$13,189
Customer relationships	10–20 years	62,580	(27,926)	(1,545)	33,109
Re-acquired rights	2 years	1,450	(66)	—	1,384
		96,225	(44,255)	(4,288)	47,682
Re-acquired right	indefinite	35,200	—	(9,357)	25,843
Trademarks	indefinite	58,833	—	(7,922)	50,911
		$190,258	$(44,255)	$(21,567)	$124,436
(1) During the quarter ended March 31, 2024, the Company recorded impairment charges of $1,700 related to the GREATS® trademark.
(2) During the quarter ended March 31, 2024, the Company changed its estimate of useful life of its GREATS® trademark to 10 years and the remaining balance of $4,450 of the GREATS® trademark will be amortized over that time frame starting in the second quarter of 2024.

(3) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar and Mexican peso in relation to the U.S. dollar.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2024
(in thousands except per share data)
The following table details identifiable intangible assets as of December 31, 2023:

	Estimated Lives	Cost Basis(1)	Accumulated Amortization	Impairment & Other(2)(3)	Net Carrying Amount
Trademarks	20 years	$27,745	$(16,263)	$(2,545)	$8,937
Customer relationships	10–20 years	62,580	(27,267)	(1,382)	33,931
		90,325	(43,530)	(3,927)	42,868
Re-acquired right	indefinite	35,200	—	(8,862)	26,338
Trademarks	indefinite	63,283	—	(6,222)	57,061
		$188,808	$(43,530)	$(19,011)	$126,267
(1) During the year ended December 31, 2023, the Company acquired Almost Famous, which consisted of a trademark of $9,050 and customer relationships of $23,900, both of which are amortized over 20 years.
(2) During the year ended December 31, 2023, the Company recorded impairment charges of $6,520 related to the GREATS~~®~~ trademark.
(3) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar and Mexican peso in relation to the U.S. dollar.
The Company evaluates its goodwill and indefinite-lived intangible assets for indicators of impairment at least annually in the beginning of the third quarter of each year and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company also periodically performs a quantitative test to assess its goodwill and indefinite-lived intangibles for impairment in lieu of using the qualitative approach in order to reassess the fair values. A quantitative assessment of goodwill and indefinite-lived intangible assets was performed as of July 1, 2023. In conducting the quantitative impairment assessments for goodwill and indefinite-lived intangibles, the Company concluded that the fair values of its reporting units exceeded their carrying values and the fair values of its indefinite-lived intangibles exceeded their respective carrying values. In the fourth quarter of 2023, certain circumstances occurred that indicated potential impairment and the Company performed a valuation of the GREATS® trademark. The estimated fair value of this trademark was determined using an excess earnings method, incorporating the use of projected financial information and a discount rate of 14.8% which was developed using market participant based assumptions. Changes in these significant unobservable inputs might result in a significantly higher or lower fair value measurement. As a result of this assessment, the GREATS® trademark was written down from the carrying value of $12,670 to its fair value of $6,150, resulting in a pre-tax non-cash impairment charge of $6,520. Subsequently, in the first quarter of 2024, circumstances occurred that caused a change in the estimated useful life of the GREATS® trademark from an indefinite life to an estimated useful life of 10 years, and as a result, the Company performed an impairment test. The estimated fair value of this trademark was determined using an excess earnings method, incorporating the use of projected financial information and a discount rate of 14.0% which was developed using market participant based assumptions. Changes in these significant unobservable inputs might result in a significantly higher or lower fair value measurement. As a result of this assessment, the GREATS® trademark was written down from the carrying value of $6,150 to its fair value of $4,450, resulting in a pre-tax non-cash impairment charge of $1,700.

These impairment charges were recorded in impairment of intangibles in the Company’s Consolidated Statements of Income and recognized in the Direct-to-Consumer segment.

The Company evaluates its goodwill and indefinite-lived intangible assets for indicators of impairment at least annually in the third quarter of each year and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. A quantitative assessment of goodwill and indefinite-lived intangible assets was performed as of July 1, 2023. In conducting the quantitative impairment assessments for goodwill and indefinite-lived intangibles, the Company concluded that the fair values of its reporting units exceeded their carrying values and the fair values of its indefinite-lived intangibles exceeded their respective carrying values. In conducting the qualitative impairment assessment for goodwill and indefinite-lived intangibles, the Company concluded that it is more likely than not that the fair values of its reporting units exceeded their carrying values and the fair values of its indefinite-lived intangibles exceeded their respective carrying values. Therefore, in 2023, as a result of the annual test, no impairment charges were recorded for goodwill and intangibles.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2024
(in thousands except per share data)
The amortization of intangible assets amounted to $941 for the three months ended March 31, 2024 compared to $423 for the three months ended March 31, 2023 and is included in operating expenses in the Company's Condensed Consolidated Statements of Income. The estimated future amortization expense for intangibles as of March 31, 2024 was as follows:

2024 (remaining nine months)	$3,465
2025	4,619
2026	3,855
2027	3,607
2028	3,571
Thereafter	28,565
Total	$47,682

Note L – Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of March 31, 2024, the Company's entire net forward contracts hedging portfolio consisted of a notional amount of $78,464, with current maturity dates ranging from January 2024 to December 2024 and the fair value included on the Company's Condensed Consolidated Balance Sheets in other current assets of $1,242 and other current liabilities of $792. For the three months ended March 31, 2024, a loss of $9 was reclassified from accumulated other comprehensive income and recognized in cost of sales on the Consolidated Statements of Income. For the three months ended March 31, 2023, the Company's hedging activities were considered effective, and, thus, no ineffectiveness from hedging activities was recognized during the first quarter of 2023.
Note M – Commitments, Contingencies and Other
Future Minimum Royalty and Advertising Payments:

The Company has minimum commitments related to a license agreement. The Company sources, distributes, advertises, and sells certain of its products pursuant to a license agreement with an unaffiliated licensor. Royalty amounts under the license agreement are based on stipulated minimum net sales and the payment of minimum annual royalty amounts. The license agreement has various terms and renewal options, provided that minimum sales levels, and certain other conditions are achieved. As of March 31, 2024, the Company had future minimum royalty and advertising payments of $16,500. Royalty expenses are recognized in cost of sales on the Consolidated Statements of Income.

Legal Proceedings:
The Company has been named as a defendant in certain lawsuits in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect in the Company's financial position or results of operations.
Letters of Credit:
As of March 31, 2024, the Company had $505 in letters of credit outstanding unrelated to the Company's Credit Agreement.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2024
(in thousands except per share data)
Note N – Operating Segment Information
The Company operates the following operating segments, which are presented as reportable segments: Wholesale Footwear, Wholesale Accessories/Apparel, Direct-to-Consumer, and Licensing. Our Wholesale Footwear segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and through our joint ventures and international distributor network. Our Wholesale Accessories/Apparel segment designs, sources, and markets our brands, and sells our products to department stores, mass merchants, off-price retailers, online retailers, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe and through our joint ventures and international distributor network. Our Direct-to-Consumer segment consists of Steve Madden® and Dolce Vita® full-price retail stores, Steve Madden® outlet stores, Steve Madden® concessions in international markets, and our directly-operated digital e-commerce websites. We operate retail locations in regional malls and shopping centers, as well as high streets in major cities across the United States, Canada, Mexico, Europe, Israel, South Africa, Taiwan, China, and the Middle East. Our Licensing segment is engaged in the licensing of the Steve Madden® and Betsey Johnson® trademarks for use in the sale of select apparel, accessory, and home categories as well as various other non-core products.
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

As of and for the three months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Direct-to-Consumer	Licensing	Corporate(1)	Consolidated
March 31, 2024
Total revenue	$295,660	$142,576	$438,236	$112,331	$1,814	$—	$552,381
Gross profit	108,297	45,150	153,447	69,554	1,814	—	224,815
Income/(loss) from operations	$63,115	$18,171	$81,286	$(2,225)	$1,314	$(23,629)	$56,746
Capital expenditures	$897	$94	$991	$2,211	$—	$777	$3,979
March 31, 2023
Total revenue	$282,321	$79,816	$362,137	$99,600	$2,097	$—	$463,834
Gross profit	107,522	26,514	134,036	58,959	2,097	—	195,092
Income/(loss) from operations	$62,056	$9,438	$71,494	$(4,247)	$1,818	$(22,554)	$46,511
Capital expenditures	$137	$60	$197	$1,955	$—	$1,639	$3,791

(1) Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security, and other shared services.

Revenues by geographic area were as follows:

	Three Months Ended March 31,
	2024	2023
Domestic (1)	$454,790	$378,141
International	97,591	85,693
Total	$552,381	$463,834
(1) Includes revenues of $82,458 and $57,007, respectively, for the three months ended March 31, 2024 and March 31, 2023 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by the Company's international entities.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2024
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

On March 25, 2022, an amendment to the Credit Agreement (the “Amendment”) replaced the London Interbank Offering Rate (“LIBOR”) with the Bloomberg Short-Term Bank Yield Index (“BSBY”) as the interest rate benchmark. Borrowings under the Credit Agreement generally bear interest at a variable rate equal to a specified margin, which is based upon the average availability under the Credit Facility from time to time, plus, at the Company’s election (i) BSBY for the applicable interest period, or (ii) the base rate (which is the highest of (a) the prime rate announced by the Agent, (b) the sum of the federal funds effective rate plus 0.50%, and (c) the sum of the one-month BSBY rate plus 1.00%). Furthermore, the Amendment reduced the specified margin used to determine the interest rate under the Credit Agreement and reduced the commitment fee paid by the Company to the Agent, for the account of each lender. Additionally, the Amendment reduced the frequency of the Company’s borrowing base reporting requirements when no loans are outstanding. The Amendment also extended the maturity date of the Credit Agreement to March 20, 2027. As amended on April 3, 2023, on October 23, 2023, the Credit Agreement was further amended to accommodate changes made to the Company’s factoring arrangement with CIT pursuant to the Notification Factoring Rider as described in Note P – Factoring Agreements.

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

As of March 31, 2024, the Company had no cash borrowings and no letters of credit outstanding under the Credit Agreement

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2024
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
March 31, 2024
(in thousands except per share data)
Note Q – Recent Accounting Pronouncements

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

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280)," which is intended to enhance the disclosures on reportable segments. This new standard will be effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-07; however, at the current time, the Company does not believe this ASU will have a material impact on its consolidated financial statements.

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

In March 2024, the SEC issued Release Nos. 33-11275 and 34-99678 "The Enhancement and Standardization of Climate-Related Disclosures for Investors" to improve the consistency, comparability, and reliability of disclosures on the financial effects of climate-related risks on a registrant's operations and how it manages these risks. The compliance date for this release will be fiscal year 2025 for large accelerated filers. On April 4, 2024, the SEC issued an order staying the newly adopted rules. We are currently evaluating the impact of this release on our financial disclosures.

The Company has considered all new accounting pronouncements and has concluded that there are no additional pronouncements that may have a material impact on its results of operations, financial condition, and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three months ended March 31, 2024 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

All references in this Quarterly Report to “we,” “our,” “us,” and the “Company” refer to Steven Madden, Ltd. and its subsidiaries unless the context indicates otherwise.

This Quarterly Report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, among others, statements regarding revenue and earnings guidance, plans, strategies, objectives, expectations, and intentions. Forward-looking statements can be identified by words such as: “may,” “will,” “expect,” “believe,” “should,” “anticipate,” “project,” “predict,” “plan,” “intend,” or “estimate,” or "confident," and similar expressions, or the negative of these expressions. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they represent our current beliefs, expectations, and assumptions regarding anticipated events and trends affecting our business and industry based on information available as of the time such statements are made. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which may be outside of our control. Our actual results and financial condition may differ materially from those indicated in these forward-looking statements. As such, investors should not rely upon them. Important risk factors include:

•geopolitical tensions in the regions in which we operate and any related challenging macroeconomic conditions globally that may materially and adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, and financial condition;
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

These risks and uncertainties, along with the risk factors discussed under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and, in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023, should be considered in evaluating any forward-looking statements contained in this report. We do not undertake, and disclaim, any obligation to publicly update any forward-looking statement, including without limitation, any guidance regarding revenue or earnings, whether as a result of new information, future developments, or otherwise.

Overview:
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

We manage our operations through our operating divisions, which are presented as the following reportable segments: Wholesale Footwear, Wholesale Accessories/Apparel, Direct-to-Consumer, and Licensing. Our Wholesale Footwear segment designs, sources, and markets our brands, and sells our products to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and through our joint ventures, and international distributor network. Our Wholesale Accessories/Apparel segment designs, sources, and markets our brands, and sells our products to department stores, mass merchants, off-price retailers, online retailers, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and through our joint ventures, and international distributor network. Our Direct-to-Consumer segment consists of Steve Madden® and Dolce Vita® full-price retail stores, Steve Madden® outlet stores, Steve Madden® concessions in international markets, and our directly-operated digital e-commerce websites. We operate retail locations in regional malls and shopping centers, as well as high streets in major cities across the United States, Canada, Mexico, Europe, Israel, South Africa, Taiwan, China, and the Middle East. Our Licensing segment is engaged in the licensing of the Steve Madden® and Betsey Johnson® trademarks for use in the sale of select apparel, accessory, and home categories as well as various other non-core products. Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security, and other shared services.

Executive Summary

Key Highlights

Total revenue for the quarter ended March 31, 2024 increased 19.1% to $552,381 compared to $463,834 in the same period of last year. Net income attributable to Steven Madden, Ltd. was $43,934 in the first quarter of 2024 compared to $36,730 in the same period of last year. Our effective tax rate for the first quarter of 2024 decreased to 23.6% compared to 24.2% in the first quarter of last year. Diluted earnings per share was $0.60 per share on 72,865 diluted weighted average shares outstanding compared to diluted earnings per share of $0.48 per share on 75,855 diluted weighted average shares outstanding in the first quarter of last year.

Our inventory turnover (calculated on a trailing four quarter average) for the quarter ended March 31, 2024 was 5.7 compared to 4.9 times at March 31, 2023. Our total Company accounts receivable average collection days increased to 68 days in the first quarter of 2024 compared to 64 days in the first quarter of 2023. As of March 31, 2024, we had $143,057 in cash, cash equivalents, and short-term investments, no debt, and total stockholders’ equity of $843,607. Working capital was $474,782 as of March 31, 2024, compared to $510,791 as of March 31, 2023.

The following tables set forth information on operations for the periods indicated:

Selected Financial Information

	Three Months Ended March 31,
(in thousands, except for number of stores)	2024		2023
CONSOLIDATED:
Net sales	$550,567	99.7%	$461,737	99.5%
Licensing fee income	1,814	0.3%	2,097	0.5%
Total revenue	552,381	100.0%	463,834	100.0%
Cost of sales (exclusive of depreciation and amortization)	327,566	59.3%	268,742	57.9%
Gross profit	224,815	40.7%	195,092	42.1%
Operating expenses	166,369	30.1%	148,581	32.0%
Impairment of intangible	1,700	0.3%	—	—%
Income from operations	56,746	10.3%	46,511	10.0%
Interest and other income – net	1,555	0.3%	2,020	0.4%
Income before provision for income taxes	$58,301	10.6%	$48,531	10.5%
Net income attributable to Steven Madden, Ltd.	$43,934	8.0%	$36,730	7.9%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total Revenue	$295,660	100.0%	$282,321	100.0%
Cost of sales (exclusive of depreciation and amortization)	187,363	63.4%	174,799	61.9%
Gross profit	108,297	36.6%	107,522	38.1%
Operating expenses	45,182	15.3%	45,466	16.1%
Income from operations	$63,115	21.3%	$62,056	22.0%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total Revenue	$142,576	100.0%	$79,816	100.0%
Cost of sales (exclusive of depreciation and amortization)	97,426	68.3%	53,302	66.8%
Gross profit	45,150	31.7%	26,514	33.2%
Operating expenses	26,979	18.9%	17,076	21.4%
Income from operations	$18,171	12.7%	$9,438	11.8%

DIRECT-TO-CONSUMER SEGMENT:
Total Revenue	$112,331	100.0%	$99,600	100.0%
Cost of sales (exclusive of depreciation and amortization)	42,777	38.1%	40,641	40.8%
Gross profit	69,554	61.9%	58,959	59.2%
Operating expenses	70,079	62.4%	63,206	63.5%
Impairment of intangible	1,700	1.5%	—	—%
(Loss) from operations	$(2,225)	(2.0%)	$(4,247)	(4.3%)
Number of stores (excludes concessions)	258		240

LICENSING SEGMENT:
Licensing income	$1,814	100.0%	$2,097	100.0%
Gross profit	1,814	100.0%	2,097	100.0%
Operating expenses	500	27.6%	279	13.3%
Income from operations	$1,314	72.4%	$1,818	86.7%

Corporate:
Operating expenses	$(23,629)	—%	$(22,554)	—%
Loss from operations	$(23,629)	—%	$(22,554)	—%

RESULTS OF OPERATIONS
($ in thousands, except for number of stores)

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Consolidated:

Total revenue for the three months ended March 31, 2024 increased 19.1% to $552,381 compared to $463,834 in the same period of the prior year, due to increases in the Wholesale Accessories/Apparel, Wholesale Footwear, and Direct-to-Consumer segments. Gross profit was $224,815, or 40.7% of total revenue, as compared to $195,092, or 42.1% of total revenue, in the prior-year period. The decrease in gross profit as a percentage of total revenue was primarily driven by a decrease in gross margin in the Wholesale Accessories/Apparel and Wholesale Footwear segments, partially offset by higher gross margin in the Direct-to-Consumer segment. Operating expenses in the first quarter of 2024 were $166,369, or 30.1% of total revenue, as compared to $148,581, or 32.0% of total revenue, in the first quarter of the prior year. The decrease in operating expenses as a percentage of total revenue was primarily attributable to expense leverage on a higher revenue base. The first quarter 2024 operating expenses included an expense of $1,650, due to the change in valuation of contingent consideration. In the 2024 period, we also recorded a charge of $1,700 related to the impairment of an intangible. The 2023 operating expenses included $1,181 of expense related to certain severances, termination benefits, and a corporate office relocation. Income from operations for the three months ended March 31, 2024 increased to $56,746, or 10.3% of total revenue, as compared to $46,511, or 10.0% of total revenue, in the prior-year period. The effective tax rate in the first quarter of 2024 was 23.6% compared to 24.2% in the first quarter of last year. Net income attributable to Steven Madden, Ltd. for the first quarter of 2024 was $43,934 compared to $36,730 in the first quarter of 2023.

Wholesale Footwear Segment:

Revenue from the Wholesale Footwear segment in the first quarter of 2024 accounted for $295,660, or 53.5% of total revenue, as compared to $282,321, or 60.9% of total revenue, in the first quarter of 2023. Wholesale Footwear revenue increased 4.7% compared to the same quarter of 2023 driven by sales growth in our private label business. Gross profit was $108,297, or 36.6% of Wholesale Footwear revenue, in the first quarter of 2024 as compared to $107,522, or 38.1% of Wholesale Footwear revenue, in the first quarter of 2023. The decrease in gross profit as a percentage of revenue was primarily due to a higher penetration of our private label business. Operating expenses in the first quarter of 2024 were $45,182, or 15.3% of Wholesale Footwear revenue, as compared to $45,466, or 16.1% of Wholesale Footwear revenue, in the first quarter of the prior year. The decrease in operating expenses as a percentage of Wholesale Footwear revenue was primarily attributable to expense leverage on a higher revenue base. Income from operations increased to $63,115, or 21.3% of Wholesale Footwear revenue, in the first quarter of 2024 as compared to $62,056, or 22.0% of Wholesale Footwear revenue in the first quarter of the prior year.

Wholesale Accessories/Apparel Segment:

Revenue from the Wholesale Accessories/Apparel segment in the first quarter of 2024 accounted for $142,576, or 25.8% of total revenue, as compared to $79,816, or 17.2% of total revenue, in the first quarter of 2023. Wholesale Accessories/Apparel revenue increased 78.6% compared to the same quarter of 2023 driven by the incremental revenue from the acquisition of Almost Famous, as well as the strength in Steve Madden handbags. Gross profit was $45,150, or 31.7% of Wholesale Accessories/Apparel revenue, in the first quarter of 2024 as compared to $26,514, or 33.2% of Wholesale Accessories/Apparel revenue, in the first quarter of the prior year. The decrease in gross profit as a percentage of revenue was due to the impact of the Almost Famous acquisition partially offset by gross margin expansion in our organic business. Operating expenses in the first quarter of 2024 were $26,979, or 18.9% of Wholesale Accessories/Apparel revenue, as compared to $17,076, or 21.4% of Wholesale Accessories/Apparel revenue, in the first quarter of the prior year. The decrease in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to expense leverage on a higher revenue base. The first quarter 2024 operating expenses included an expense of $1,650, due to the change in valuation of contingent consideration. Income from operations increased to $18,171, or 12.7% of Wholesale Accessories/Apparel revenue, in the first quarter of 2024, as compared to $9,438, or 11.8% of Wholesale Accessories/Apparel revenue in the first quarter of the prior year.

Direct-to-Consumer Segment:

In the first quarter of 2024, revenue from the Direct-to-Consumer segment accounted for $112,331, or 20.3% of total revenue, as compared to $99,600, or 21.5% of total revenue, in the first quarter of 2023. Revenue increased 12.8% compared to the prior year period, driven by increases in both our brick-and-mortar and e-commerce businesses. As of March 31, 2024, we operated 253 brick-and-mortar stores, five e-commerce websites, and 25 concessions in international markets compared to 235 brick-and-mortar stores, five e-commerce websites, and 21 concessions in international markets as of March 31, 2023. Gross profit in the first quarter of 2024 was $69,554, or 61.9% of Direct-to-Consumer revenue, compared to $58,959, or 59.2% of Direct-to-Consumer revenue, in the first quarter of 2023. The increase in gross profit as a percentage of revenue was primarily due to a reduction in promotional activity. Operating expenses in the first quarter of 2024 were $70,079, or 62.4% of Direct-to-Consumer revenue, as compared to $63,206, or 63.5% of Direct-to-Consumer revenue, in the first quarter of 2023. The decrease in operating expenses as a percentage of revenue was primarily attributable to expense leverage on a higher revenue base. In the first quarter of 2024, we also recorded a charge of $1,700 related to an impairment of an intangible. In the first quarter of 2024, loss from operations for the Direct-to-Consumer segment was $2,225, or (2.0%) of Direct-to-Consumer revenue, as compared to loss from operations of $4,247, or (4.3%) of Direct-to-Consumer revenue, in the first quarter of the prior year.

Licensing Segment:

Royalty income generated by the Licensing segment accounted for $1,814, or 0.3% of total revenue, in the first quarter of 2024 compared to $2,097, or 0.5% of total revenue, in the first quarter of 2023. Operating expenses were $500 in the current period compared to $279 in the same period of the prior year. In the first quarter of 2024, income from operations for the Licensing segment was $1,314 as compared to $1,818 in the same period last year.

Corporate:

Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security, and other shared services. Corporate operating expenses were $23,629, or 4.3% of total revenue, in the first quarter of 2024 as compared to $22,554, or 4.9% of total revenue, in the first quarter of 2023.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, cash, cash equivalents and short-term investments. Cash, cash equivalents, and short-term investments totaled $143,057 and $219,813 at March 31, 2024 and December 31, 2023, respectively. Of the total cash, cash equivalents, and short-term investments as of March 31, 2024, $114,754, or approximately 80%, was held in our foreign subsidiaries, and of the total cash, cash equivalents, and short-term investments on December 31, 2023, $134,745, or approximately 61%, was held in our foreign subsidiaries.
On July 22, 2020, we entered into a $150,000, five-year, asset-based revolving credit facility with various lenders and Citizens Bank, N.A (the “Credit Agreement”). On March 25, 2022, we entered into an amendment to the Credit Agreement, which replaced the London Interbank Offering Rate (“LIBOR”) with the Bloomberg Short-Term Bank Yield Index (“BSBY”) as the interest rate benchmark, among other changes. On April 3, 2023, we entered into a second amendment to the Credit Agreement, which reflects CIT Group/Commercial Services, Inc. (“CIT”) as an additional receivables collection agent for us and certain guarantors. Further, on October 23, 2023, we entered into a third amendment to the Credit Agreement in order to accommodate certain changes made to our existing factoring arrangement with CIT.
As of March 31, 2024, we had working capital of $474,782, cash and cash equivalents of $131,501, short-term investments of $11,556, no cash borrowing, and $505 in letters of credit outstanding unrelated to the Credit Agreement.
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
Cash Flows

A summary of our cash provided by and used in operating, investing, and financing activities was as follows:

Operating Activities

Cash used in operations was $15,705 for the three months ended March 31, 2024, compared to $13,275 in the same period of the prior year. The increase in cash used in operations was primarily driven by unfavorable changes in receivables and inventories partially offset by favorable changes in net income and accounts payable.

Investing Activities

Cash used in investing activities was $4,618 for the three months ended March 31, 2024, which primarily consisted of the acquisition of a hosiery business for $4,259, purchases of $790 in short-term investments offset by cash received of $4,084 from the maturities and sales of short-term investments. We also made capital expenditures of $3,979, principally for leasehold improvements, new stores, and systems enhancements.

Financing Activities

During the three months ended March 31, 2024, net cash used in financing activities was $52,531, which primarily consisted of share repurchases and net settlements of stock awards of $37,337, as well as cash dividends paid of $15,416.

Contractual Obligations

Our contractual obligations as of March 31, 2024 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2024	2025-2026	2027-2028	2029 and after
Operating lease obligations(1)	$160,573	$35,155	$73,257	$33,631	$18,530
Purchase obligations	264,721	264,515	206	—	—
Future minimum royalty and advertising payments(2)	16,500	4,500	6,000	6,000	—
Transition tax	4,884	4,884	—	—	—
Total	$446,678	$309,054	$79,463	$39,631	$18,530
(1) Refer to Note F – Leases to the Condensed Consolidated Financial Statements included in this Quarterly Report for further information.
(2) Refer to Note M – Commitments, Contingencies and Other to the Condensed Consolidated Financial Statements included in this Quarterly Report for further information.
Substantially all our products are produced by independent manufacturers at overseas locations, the majority of which are located in China, with a growing percentage located in Cambodia, Mexico, Vietnam, India, Italy, Brazil, Tunisia, and some other European and Asian countries. We have not entered into any long-term manufacturing or supply contracts with any of these foreign manufacturers. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. Purchases are made primarily in United States dollars.
As of the date of this report, we have employment agreements with our Founder and Creative and Design Chief, Steven Madden, and certain executive officers, which provide for the payment of compensation aggregating to approximately $8,016 in the remainder of 2024, $10,368 in 2025, $9,396 in 2026, $8,589 in 2027, $8,549 in 2028, $7,942 in 2029, and $7,746 in each of the years 2030 and 2031. In addition, some of these employment agreements provide for incentive compensation based on various performance criteria and some provide for discretionary bonuses as well as other benefits, including stock-based compensation.
Transition tax of $4,884 was the result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). Excluded from the contractual obligations table above are long-term taxes payable of $238 as of March 31, 2024 primarily related to uncertain tax positions, for which we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year due to uncertainties in the timing of tax audit outcomes.
Dividends
On April 30, 2024, our Board of Directors approved a quarterly cash dividend. The quarterly dividend of $0.21 per share is payable on June 21, 2024 to stockholders of record as of the close of business on June 10, 2024.

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

Off-Balance Sheet Arrangements
In addition to the commitments included in the Contractual Obligations table above, we have outstanding letters of credit of $505 outstanding as of March 31, 2024 related to the purchase of inventory. These letters of credit expire at various dates through 2030.
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
Critical Accounting Policies and the Use of Estimates
There have been no material changes to our critical accounting policies and the use of estimates from the disclosures reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission on March 4, 2024.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)

Interest Rate Risk
We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and the BSBY. The terms of our $150,000 asset-based revolving credit agreement (the “Credit Facility”) and our collection agency agreements with Rosenthal & Rosenthal, Inc. and CIT Group/Commercial Services, Inc. can be found in the Liquidity and Capital Resources section of Item 2 and in Note O – Credit Agreement and Note P – Factoring Agreements, respectively, to the Condensed Consolidated Financial Statements included in this Quarterly Report. Because we had no cash borrowings under the Credit Facility as of March 31, 2024, a 10% change in interest rates, with all other variables held constant, would have an immaterial effect on our reported interest expense.
As of March 31, 2024, we held short-term investments valued at $11,556, which consist of certificates of deposit. We have the ability to hold these investments until maturity.
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
As of March 31, 2024, we had entered into forward foreign exchange contracts with notional amounts totaling $78,464. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of March 31, 2024. As of March 31, 2024, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts, with all other variables held constant, would result in a net increase or decrease in the fair value of our derivatives portfolio of approximately $45, which is immaterial to the condensed consolidated financial statements.
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

Inflation Risk
Inflationary factors generally affect us by reducing consumer spending, increasing our labor and overhead costs, and negatively impacting our direct sales to end consumers and our sales to our wholesale customers, which may adversely affect our results of operations, and financial position. We have historically been able to minimize the impacts of inflation by raising prices, renegotiating costs, changing suppliers, and improving operating efficiencies. However, no assurance can be given that we will be able to offset such inflationary impacts in the future.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were, as of the end of the fiscal quarter covered by this Quarterly Report, effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

In accordance with SEC guidance, our management's assessment of the effectiveness of internal control over financial reporting did not include the internal controls of Almost Famous, which we acquired in October 2023 and is included in the March 31, 2024 consolidated financial statements. The acquired business constituted 8.4% of consolidated total assets as of March 31, 2024 and 7.4% of consolidated total revenue for the quarter ended March 31, 2024.

Otherwise, there were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 4, 2024 (the “2023 Form 10-K”) which could materially affect our business, financial condition, operating results, earnings, or stock price, in various ways. The risks described in the 2023 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

During the three months ended March 31, 2024, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in the 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
($ in thousands, except par value and per share data)

The following table presents the total number of shares of our common stock, $0.0001 par value, purchased by us in the three months ended March 31, 2024, the average price paid per share, the amount of shares purchased pursuant to our Share Repurchase Program and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period pursuant to our share repurchase program. See Note G – Share Repurchase Program to the Condensed Consolidated Financial Statements for further details on our Share Repurchase Program. During the three months ended March 31, 2024, there were no sales by us of unregistered shares of common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2024 - 1/31/2024	22	$41.59	—	$175,462
2/1/2024 - 2/29/2024	16	$43.17	—	$175,462
3/1/2024 - 3/31/2024	845	$42.31	773	$142,818
Total	883	$42.31	773

(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan, each provide us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy all or part of the tax-withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax-withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the first quarter of 2024 in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements with an aggregate purchase price of approximately $4,693.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules).

ITEM 6. EXHIBITS

10.1	Form of Restricted Stock Agreement (Steven Madden)#†
10.2	Form of Restricted Stock Agreement (Edward Rosenfeld) #†
10.3
Employment Agreement, dated as of February 27, 2024, between the Company and Edward R. Rosenfeld (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)#

10.4
Employment Agreement, dated as of January 24, 2024, between the Company and Lisa Keith (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)#

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) information set forth under Part II, Item 5, tagged as blocks of text*

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL) with applicable taxonomy extension information contained in Exhibit 101*

†	Filed herewith
#	Indicates management contract or compensatory plan or arrangement.
*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 2, 2024

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ZINE MAZOUZI
Zine Mazouzi
Chief Financial Officer and Executive Vice President of Operations