Form 10-Q
period 2024-06-30
STEVEN MADDEN, LTD.
filed 2024-08-01
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
Yes  ☐   No ☒

As of July 29, 2024, there were 72,616,666 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023	June 30, 2023
(in thousands, except par value)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$180,457	$204,640	$258,056
Short-term investments	11,761	15,173	16,358
Accounts receivable, net of allowances of $3,204, $4,828 and $6,057	36,624	40,246	41,332
Factor accounts receivable	341,967	320,723	256,627
Inventories	241,643	228,990	207,839
Prepaid expenses and other current assets	28,448	29,009	24,282
Income tax receivable and prepaid income taxes	19,208	16,051	23,405
Total current assets	860,108	854,832	827,899
Note receivable – related party	—	—	201
Property and equipment, net	49,056	47,199	42,267
Operating lease right-of-use asset	143,480	122,783	116,871
Deposits and other	15,553	16,250	10,858
Deferred tax assets	609	609	2,135
Goodwill	183,374	180,003	168,967
Intangibles, net	122,884	126,267	101,047
Total Assets	$1,375,064	$1,347,943	$1,270,245
LIABILITIES
Current liabilities:
Accounts payable	$189,772	$161,140	$130,417
Accrued expenses	143,127	154,751	134,469
Operating leases – current portion	44,961	40,342	36,593
Income taxes payable	7,204	5,998	7,773
Contingent payment liability – current portion	11,957	3,325	1,153
Accrued incentive compensation	8,909	12,068	7,237
Total current liabilities	405,930	377,624	317,642
Contingent payment liability – long-term portion	9,543	9,975	—
Operating leases – long-term portion	112,988	98,536	96,277
Deferred tax liabilities	9,078	8,606	3,923
Other liabilities	5,169	5,170	10,686
Total Liabilities	542,708	499,911	428,528
Commitments, contingencies and other (Note M)
STOCKHOLDERS’ EQUITY
Preferred stock – $0.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $0.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $0.0001 par value, 245,000 shares authorized,137,180, 136,471 and 134,826 shares issued, 72,606, 73,681 and 75,303 shares outstanding	7	7	8
Additional paid-in capital	600,222	586,155	533,550
Retained earnings	1,728,102	1,679,500	1,610,487
Accumulated other comprehensive loss	(36,746)	(29,046)	(30,984)
Treasury stock – 64,574, 62,790 and 59,523 shares at cost	(1,483,306)	(1,407,018)	(1,288,545)
Total Steven Madden, Ltd. stockholders’ equity	808,279	829,598	824,516
Noncontrolling interest	24,077	18,434	17,201
Total stockholders’ equity	832,356	848,032	841,717
Total Liabilities and Stockholders’ Equity	$1,375,064	$1,347,943	$1,270,245

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net sales	$521,709	$442,837	$1,072,276	$904,574
Licensing fee income	1,844	2,465	3,658	4,562
Total revenue	523,553	445,302	1,075,934	909,136
Cost of sales (exclusive of depreciation and amortization)	306,424	255,432	633,990	524,174
Gross profit	217,129	189,870	441,944	384,962
Operating expenses	163,709	145,830	328,428	294,411
Change in valuation of contingent payment liability	6,550	—	8,200	—
Impairment of intangible	—	—	1,700	—
Income from operations	46,870	44,040	103,616	90,551
Interest and other income – net	1,354	1,956	2,909	3,976
Income before provision for income taxes	48,224	45,996	106,525	94,527
Provision for income taxes	11,276	10,923	25,015	22,668
Net income	36,948	35,073	81,510	71,859
Less: net income attributable to noncontrolling interest	1,572	544	2,200	600
Net income attributable to Steven Madden, Ltd.	$35,376	$34,529	$79,310	$71,259

Basic net income per share	$0.50	$0.47	$1.10	$0.96

Diluted net income per share	$0.49	$0.46	$1.09	$0.95

Basic weighted average common shares outstanding	71,458	73,613	71,875	74,053
Effect of dilutive securities – options/restricted stock	546	1,270	555	1,308
Diluted weighted average common shares outstanding	72,004	74,883	72,430	75,361

Cash dividends declared per common share	$0.21	$0.21	$0.42	$0.42

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(in thousands)	Pre-tax amounts	Tax benefit	After-tax amounts	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$36,948			$81,510
Other comprehensive income/(loss):
Foreign currency translation adjustment	$(5,939)	$—	(5,939)	$(9,365)	$—	(9,365)
(Loss)/income on cash flow hedging derivatives	(124)	31	(93)	1,525	(386)	1,139
Total other comprehensive loss	$(6,063)	$31	(6,032)	$(7,840)	$(386)	(8,226)

Comprehensive income			30,916			73,284
Less: comprehensive income attributable to noncontrolling interests			1,737			1,674
Comprehensive income attributable to Steven Madden, Ltd.			$29,179			$71,610

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(in thousands)	Pre-tax amounts	Tax benefit	After-tax amounts	Pre-tax amounts	Tax benefit	After-tax amounts
Net income			$35,073			$71,859
Other comprehensive income/(loss):
Foreign currency translation adjustment	$4,140	$—	4,140	$5,079	$—	5,079
Loss on cash flow hedging derivatives	(489)	133	(356)	(886)	241	(645)
Total other comprehensive income	$3,651	$133	3,784	$4,193	$241	4,434

Comprehensive income			38,857			76,293
Less: comprehensive income attributable to noncontrolling interests			449			309
Comprehensive income attributable to Steven Madden, Ltd.			$38,408			$75,984

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - March 31, 2024	73,324	$7	$592,115	$1,708,018	$(30,549)	63,672	$(1,444,355)	$18,371	$843,607
Common stock repurchased and net settlements of restricted stock awards	(882)	—	—	—	—	882	(38,105)	—	(38,105)
Exercise and net settlement of stock options	17	—	1,266	—	—	20	(846)	—	420
Issuance of restricted stock, net of forfeitures	147	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,841	—	—	—	—	—	6,841
Foreign currency translation adjustment	—	—	—	—	(6,104)	—	—	165	(5,939)
Cash flow hedge (net of tax benefit of $31)	—	—	—	—	(93)	—	—	—	(93)
Dividends on common stock ($0.21 per share)	—	—	—	(15,292)	—	—	—	—	(15,292)
Investment of noncontrolling interest	—	—	—	—	—	—	—	3,969	3,969
Net income	—	—	—	35,376	—	—	—	1,572	36,948
Balance - June 30, 2024	72,606	7	600,222	1,728,102	(36,746)	64,574	(1,483,306)	24,077	832,356

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2023	73,681	$7	$586,155	$1,679,500	$(29,046)	62,790	$(1,407,018)	$18,434	$848,032
Common stock repurchased and net settlements of restricted stock awards	(1,764)	—	—	—	—	1,764	(75,442)	—	(75,442)
Exercise and net settlement of stock options	26	—	1,488	—	—	20	(846)	—	642
Issuance of restricted stock, net of forfeitures	663	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	12,579	—	—	—	—	—	12,579
Foreign currency translation adjustment	—	—	—	—	(8,839)	—	—	(526)	(9,365)
Cash flow hedge (net of tax expense of $386)	—	—	—	—	1,139	—	—	—	1,139
Dividends on common stock ($0.42 per share)	—	—	—	(30,708)	—	—	—	—	(30,708)
Investment of noncontrolling interest	—	—	—	—	—	—	—	3,969	3,969
Net income	—	—	—	79,310	—	—	—	2,200	81,510
Balance - June 30, 2024	72,606	$7	$600,222	$1,728,102	$(36,746)	64,574	$(1,483,306)	$24,077	$832,356

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - March 31, 2023	76,011	$8	$526,844	$1,591,814	$(34,863)	58,735	$(1,262,761)	$16,656	$837,698
Common stock repurchased and net settlements of restricted stock awards	(788)	—	—	—	—	788	(25,784)	—	(25,784)
Exercise and net settlement of stock options	26	—	606	—	—	—	—	—	606
Issuance of restricted stock, net of forfeitures	54	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,100	—	—	—	—	—	6,100
Foreign currency translation adjustment	—	—	—	—	4,235	—	—	(95)	4,140
Cash flow hedge (net of tax benefit of $133)	—	—	—	—	(356)	—	—	—	(356)
Dividends on common stock ($0.21 per share)	—	—	—	(15,856)	—	—	—	—	(15,856)
Investment of noncontrolling interest	—	—	—	—	—	—	—	96	96
Net income	—	—	—	34,529	—	—	—	544	35,073
Balance - June 30, 2023	75,303	8	533,550	1,610,487	(30,984)	59,523	(1,288,545)	17,201	841,717

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2022	76,796	$8	$520,441	$1,571,123	$(35,709)	57,660	$(1,224,310)	$12,310	$843,863
Common stock repurchased and net settlements of restricted stock awards	(1,863)	—	—	—	—	1,863	(64,235)	—	(64,235)
Exercise and net settlement of stock options	37	—	870	—	—	—	—	—	870
Issuance of restricted stock, net of forfeitures	333	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	12,239	—	—	—	—	—	12,239
Foreign currency translation adjustment	—	—	—	—	5,370	—	—	(291)	5,079
Cash flow hedge (net of tax benefit of $241)	—	—	—	—	(645)	—	—	—	(645)
Dividends on common stock ($0.42 per share)	—	—	—	(31,895)	—	—	—	—	(31,895)
Investment of noncontrolling interest	—	—	—	—	—	—	—	4,582	4,582
Net income	—	—	—	71,259	—	—	—	600	71,859
Balance - June 30, 2023	75,303	8	533,550	1,610,487	(30,984)	59,523	(1,288,545)	17,201	841,717

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$81,510	$71,859
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	12,579	12,239
Depreciation and amortization	9,569	7,257
Loss on disposal of fixed assets	75	193
Impairment of intangible	1,700	—
Impairment of lease right-of-use asset	—	95
Accrued interest on note receivable - related party	—	(4)
Notes receivable - related party	—	204
Change in valuation of contingent payment liability	8,200	—
Other operating activities	238	26
Changes, net of acquisitions, in:
Accounts receivable	2,787	(3,395)
Factor accounts receivable	(22,988)	(6,256)
Inventories	(10,938)	22,417
Prepaid expenses, income tax receivables, prepaid taxes, and other assets	(4,700)	(8,572)
Accounts payable and accrued expenses	18,122	(7,316)
Accrued incentive compensation	(3,109)	(4,551)
Leases and other liabilities	756	(1,939)
Net cash provided by operating activities	93,801	82,257

Cash flows from investing activities:
Capital expenditures	(9,272)	(7,793)
Purchases of short-term investments	(10,510)	(11,406)
Maturity/sale of short-term investments	13,485	10,445
Acquisition of business	(4,259)	—
Other investing activities	371	—
Net cash used in investing activities	(10,185)	(8,754)

Cash flows from financing activities:
Common stock repurchased and net settlements of stock awards	(75,549)	(64,235)
Proceeds from exercise of stock options	749	870
Investment of noncontrolling interest	—	4,582
Cash dividends paid on common stock	(30,708)	(31,895)
Net cash used in financing activities	(105,508)	(90,678)
Effect of exchange rate changes on cash and cash equivalents	(2,291)	518
Net decrease in cash and cash equivalents	(24,183)	(16,657)
Cash and cash equivalents – beginning of period	204,640	274,713
Cash and cash equivalents – end of period	$180,457	$258,056

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2024
(in thousands except per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2023 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 4, 2024.

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

Note C – Acquisitions and Joint Ventures

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
June 30, 2024
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
June 30, 2024
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

Joint Ventures

On May 15, 2024, the Company, through its subsidiary, Madden Europe Holding BV, formed a joint venture ("SM Fashion d.o.o. Beograd") with Milija Babovic. The Company owns 50.01% interest in SM Fashion d.o.o. Beograd and paid an initial nominal contribution. SM Fashion d.o.o. is the exclusive distributor of the Company's products in various countries throughout Southeastern Europe. Since the Company has a controlling financial interest in the joint venture, the assets, liabilities and results of operations of SM Fashion d.o.o. Beograd are consolidated and included in the Company’s consolidated financial statements. The other member's interest is reflected in “Net income attributable to noncontrolling interests” in the Consolidated Statements of Income and “Noncontrolling interests” in the Consolidated Balance Sheets.

On June 1, 2024, the Company, through its subsidiary, Madden Asia Holding Limited, formed a joint venture ("SM Distribution Latin America S. de R.L.") with Steve International Inc. The Company owns 51.0% interest in SM Distribution Latin America S. de R.L. and paid a contribution of $4,131. SM Distribution Latin America S. de R.L. is the exclusive distributor of the Company's products in various countries throughout Latin America. Since the Company has a controlling financial interest in the joint venture, the assets, liabilities and results of operations of SM Distribution Latin America S. de R.L. are consolidated and included in the Company’s consolidated financial statements. The other member's interest is reflected in “Net income attributable to noncontrolling interests” in the Consolidated Statements of Income and “Noncontrolling interests” in the Consolidated Balance Sheets.

Note D – Short-Term Investments

As of June 30, 2024 and December 31, 2023, short-term investments consisted of certificates of deposit. These securities are classified as current based upon their maturities. As of June 30, 2024 and December 31, 2023, short-term investments amounted to $11,761 and $15,173, respectively, and as of the balance sheet date have original maturities less than or equal to one year.

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
June 30, 2024
(in thousands except per share data)
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

The Company’s financial assets and liabilities subject to fair value measurements as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024				December 31, 2023
	Fair value	Level 1	Level 2	Level 3	Fair value	Level 1	Level 2	Level 3
Assets:
Forward contracts	648	—	648	—	708	—	708	—
Total assets	$648	$—	$648	$—	$708	$—	$708	$—
Liabilities:
Contingent payment liability(1)(2)	$21,500	$—	$—	$21,500	$13,300	$—	$—	$13,300
Forward contracts	249	—	249	—	1,904	—	1,904	—
Total liabilities	$21,749	$—	$249	$21,500	$15,204	$—	$1,904	$13,300

(1) On June 30, 2024, $11,957 was recorded in Contingent payment liability - current portion and $9,543 was recorded in Contingent payment liability - long-term portion.

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

The Company's recurring Level 3 balance consists of a contingent payment liability related to an acquisition. The changes in the Company's Level 3 liabilities for the periods ended June 30, 2024 and December 31, 2023 were as follows:

	Balance at January 1, 2024	Acquisitions	Adjustments(1)	Balance at June 30, 2024
2024
Liabilities:
Contingent payment liability	$13,300	$—	$8,200	$21,500

2023	Balance at January 1, 2023	Acquisitions	Adjustments	Balance at December 31, 2023
Liabilities:
Contingent payment liability	$—	$13,300	$—	$13,300
(1) In 2024, amount consists of an adjustment of $8,200 that was included as an expense related to the change in valuation of the contingent payment liability in connection with the acquisition of Almost Famous. The adjustment was recorded in the Wholesale Accessories/Apparel segment.

At June 30, 2024 and December 31, 2023, the fair value of the contingent payment liability was $21,500 and $13,300, respectively, in connection with the October 20, 2023 acquisition of Almost Famous. The fair value of the contingent payments was estimated using a risk neutral simulation method to model the probability of different financial results of Almost Famous during the earn-out period, utilizing a discount rate of 19.5% and 20.3% at June 30, 2024 and December 31, 2023, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2024
(in thousands except per share data)
The change in valuation for the contingent payment liability was a result of updates to the forecasted operating results for the earn-out period.

The fair values of goodwill and intangibles are measured on a non-recurring basis and are determined using Level 3 inputs, including forecasted cash flows, discount rates, and implied royalty rates (see Note C – Acquisitions and Joint Ventures and Note K – Goodwill and Intangible Assets).

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
Lease Position
The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023:

	Classification on the Balance Sheet	June 30, 2024	December 31, 2023
Assets
Noncurrent(1)	Operating lease right-of-use asset	$143,480	$122,783

Liabilities
Current	Operating leases – current portion	$44,961	$40,342
Noncurrent	Operating leases – long-term portion	112,988	98,536
Total operating lease liabilities		$157,949	$138,878

Weighted-average remaining lease term		4.7 years	4.5 years
Weighted-average discount rate		5.2%	5.1%
(1) During the three and six months ended June 30, 2023, the Company recorded a pre-tax impairment charge related to its right-of-use assets of $0 and $95, recorded in the Wholesale Footwear Segment.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2024
(in thousands except per share data)
Lease Costs

 The following table presents the composition of lease costs during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$11,802	$10,565	$23,311	$19,703
Variable lease cost	952	1,107	1,582	1,846
Less: sublease income	—	66	64	132
Total lease cost	$12,754	$11,606	$24,829	$21,417

Other Information
The following table presents supplemental cash and non-cash information related to the Company's operating leases during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$12,326	$11,379	$24,086	$21,393
Noncash transactions
Right-of-use asset obtained in exchange for new operating lease liabilities	$26,692	$14,061	$42,720	$44,589
Right-of-use asset amortization expense(1)	$10,676	$9,691	$22,023	$17,887

(1) Included in "Leases and other liabilities" in the Consolidated Statement of Cash Flows.

Future Minimum Lease Payments
The following table presents future minimum lease payments for each of the first five years and the total for the remaining years as of June 30, 2024:

2024 (remaining six months)	$25,137
2025	45,714
2026	36,627
2027	25,147
2028	18,213
Thereafter	28,325
Total minimum lease payments	179,163
Less: interest	21,214
Total lease liabilities	$157,949
Note G – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions, the Board of Directors has increased the amount

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2024
(in thousands except per share data)
authorized for repurchase of the Company's common stock. On May 8, 2023, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $189,900, bringing the total authorization to $250,000. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the three and six months ended June 30, 2024, an aggregate of 868 and 1,641 shares of the Company's common stock, excluding net settlements of employee stock awards, were repurchased under the Share Repurchase Program, at a weighted average price per share of $43.22 and $42.76, for an aggregate purchase price of approximately $37,515 and $70,159, respectively. During the three and six months ended June 30, 2023, an aggregate of 773 and 1,739 shares of the Company's common stock, excluding net settlements of employee stock awards, were repurchased under the Share Repurchase Program, at a weighted average price per share of $32.66 and $34.39, for an aggregate purchase price of approximately $25,230 and $59,811, respectively. As of June 30, 2024, approximately $105,302 remained available for future repurchases under the Share Repurchase Program.

The Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (as further amended, the "2006 Plan"), which expired on April 6, 2019, and the Steven Madden, Ltd. 2019 Incentive Compensation Plan, as amended (the "2019 Plan"), both provide the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding and/or option cost obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation and/or option cost. During the three and six months ended June 30, 2024, an aggregate of 34 and 143 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements and option costs, at an average price per share of $42.48 and $42.69, for an aggregate purchase price of approximately $1,436 and $6,129, respectively. During the three and six months ended June 30, 2023, an aggregate of 16 and 124 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements and option costs, at an average price per share of $34.55 and $35.78, for an aggregate purchase price of approximately $553 and $4,424, respectively.

Note H – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 1,629 shares for the period ended June 30, 2024, compared to 2,145 shares for the period ended June 30, 2023. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the assumed proceeds, which are deemed to be the proceeds from the exercise plus compensation cost not yet recognized attributable to future services using the treasury method, were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2024
(in thousands except per share data)
vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income attributable to Steven Madden, Ltd.	$35,376	$34,529	$79,310	$71,259

Basic net income per share	$0.50	$0.47	$1.10	$0.96

Diluted net income per share	$0.49	$0.46	$1.09	$0.95

Weighted average common shares outstanding:
Basic	71,458	73,613	71,875	74,053
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	546	1,270	555	1,308
Diluted	72,004	74,883	72,430	75,361

For the three and six months ended June 30, 2024, options to purchase approximately 24 and 12 shares of common stock have been excluded from the calculation of diluted net income per share as the result would have been anti-dilutive. For the three and six months ended June 30, 2023, options to purchase approximately 17 and 9 shares of common stock have been excluded from the calculation of diluted net income per share as the result would have been anti-dilutive. For the three and six months ended June 30, 2024, 1 and 5 restricted shares were excluded from the calculation of diluted net income per share, as compared to approximately 79 and 61 shares that were excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2023, as the result would have been anti-dilutive. The Company had contingently issuable performance awards outstanding that did not meet the performance conditions as of June 30, 2024 and 2023 and, therefore, were excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2024 and 2023. The number of potentially dilutive shares that could be issued upon vesting for these performance awards were immaterial as of both June 30, 2024 and 2023. These amounts were also excluded from the computation of weighted average potentially dilutive securities.

Note I – Income Taxes

The Company’s provision for income taxes for the three and six months ended June 30, 2024 and 2023 is based on the estimated annual effective tax rate, plus or minus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income before provision for income taxes	$48,224	$45,996	$106,525	$94,527
Income tax expense	$11,276	$10,923	$25,015	$22,668
Effective tax rate	23.4%	23.7%	23.5%	24.0%

The difference between the Company’s effective tax rates of 23.4% and 23.7% and 23.5% and 24.0% for the three and six months ended June 30, 2024 and 2023, respectively, is primarily due to a decrease in pre-tax income in jurisdictions with higher tax rates.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2024
(in thousands except per share data)

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which contains certain revisions to the Internal Revenue Code, including a 15% corporate minimum income tax for tax years beginning after December 31, 2022. While the 15% corporate minimum income tax has no effect on the Company’s results of operations in the near term, we will continue to evaluate its impact on future years. The IRA also assesses a 1% excise tax on repurchases of corporate stock which impacts the Company’s stock repurchases effective January 1, 2023. The excise tax is recorded as an incremental cost in treasury stock on the Company's Condensed Consolidated Balance Sheets and was $331 and $598 for the three and six months ended June 30, 2024.

The Organization for Economic Cooperation and Development (“OECD”) has implemented the global minimum tax rate of at least 15% for large multinational companies as of 2024 (“Pillar Two”). Under Pillar Two, a top-up tax will be required for any jurisdiction who has enacted Pillar Two and whose effective tax rate falls below the 15% global minimum rate. Additionally, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Under the safe harbor, companies would be excluded from Pillar Two requirements provided certain criteria are met. Based on preliminary analysis, the enactment of Pillar Two legislation is not expected to have a material effect on the Company’s financial position. The Company will continue to monitor and reflect the impact of such legislative changes in future periods, as appropriate.

Note J – Equity-Based Compensation

The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

Common stock authorized(1)	19,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(8,637)
Common stock available for grant of stock-based awards as of June 30, 2024	10,363

(1) On May 22, 2024, the stockholders of the Company approved amendments to the Steven Madden, Ltd. 2019 Plan to, among other things, increase the number of shares of Company common stock available for issuance under the 2019 Plan. As amended, the 2019 Plan provides that up to a total of 19,000 shares of the Company’s common stock may be issued thereunder.

In addition, vested and unvested options to purchase 45 shares of common stock and 200 shares of unvested restricted stock awarded under the 2006 Plan were outstanding as of June 30, 2024.

Total equity-based compensation for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted and performance-based stock awards	$6,238	$5,406	$11,430	$10,799
Stock options	603	694	1,149	1,440
Total	$6,841	$6,100	$12,579	$12,239

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2024
(in thousands except per share data)
Equity-based compensation is included in operating expenses in the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Proceeds from stock options exercised	$527	$606	$749	$870
Intrinsic value of stock options exercised	$364	$224	$506	$358

During the three and six months ended June 30, 2024, options to purchase 65 shares vested with a weighted average exercise price of $31.94 and options to purchase 138 shares vested with a weighted average exercise price of $32.28 vested, respectively. During the three and six months ended June 30, 2023, options to purchase 70 shares vested with a weighted average exercise price of $36.51 and options to purchase approximately 149 shares vested with a weighted average exercise price of $36.57. As of June 30, 2024, there were unvested options relating to 278 shares of common stock outstanding with a total of $2,712 of unrecognized compensation cost and an average vesting period of 1.2 years.

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Volatility	34.1% to 47.4%	40.6% to 48.1%
Risk free interest rate	4.0% to 4.6%	3.7% to 4.0%
Expected life in years	3.0 to 4.0	3.0 to 5.0
Dividend yield	2.0%	2.5%
Weighted average fair value	$13.22	$10.95

Activity relating to stock options granted under the Company’s plans during the six months ended June 30, 2024 was as follows:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2024
(in thousands except per share data)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	1,119	$35.62
Granted	233	41.32
Exercised	(46)	32.18
Expired	(2)	46.47
Outstanding at June 30, 2024	1,304	$36.74	3.2 years	$7,687
Exercisable at June 30, 2024	1,026	$35.59	2.7 years	$7,296

Activity relating to stock options granted under the Company’s plans during the six months ended June 30, 2023 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	2,766	$29.82
Granted	235	30.72
Exercised	(37)	23.29
Forfeited	(2)	46.28
Expired	(229)	$36.01
Outstanding at June 30, 2023	2,733	$29.45	2.0 years	$13,284
Exercisable at June 30, 2023	2,426	$29.01	1.6 years	$12,779
Restricted Stock
 The following table summarizes restricted stock activity during the six months ended June 30, 2024 and 2023:

	2024		2023
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1,	1,278	$35.44	2,111	$28.45
Granted	683	42.11	357	33.19
Vested	(312)	34.42	(299)	34.78
Forfeited	(20)	37.09	(24)	39.87
Outstanding at June 30,	1,629	$38.39	2,145	$28.23

As of June 30, 2024, the Company had $50,930 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average period of 3.5 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2024
(in thousands except per share data)
The fair values of the restricted stock that vested during the six months ended June 30, 2024 and 2023 were $10,732 and $10,395.

Performance Based Awards

On March 15, 2024, pursuant to the terms of the employment agreement between the Company and its Chief Executive Officer, Edward R. Rosenfeld, the Company granted to Mr. Rosenfeld 86 performance shares (at target) that are eligible to be earned over a three-year performance period from January 1, 2024 through December 31, 2026 based on the Company’s average annual return on capital over such performance period compared to the average annual return on capital of a certain defined and predetermined peer group. During the three and six months ended June 30, 2024, the Company estimated that the probable outcome of the performance conditions, based on performance through such date, was that the performance shares will be earned at 185% of the target level. The corresponding expense for the quarter ended June 30, 2024 is reflected in our stock-based compensation under restricted and performance based stock.

Note K – Goodwill and Intangible Assets

The following is a summary of the carrying amount of goodwill by reporting unit as of June 30, 2024:

	Wholesale			Net Carrying Amount
	Footwear	Accessories/ Apparel	Direct-to-Consumer
Balance at January 1, 2024	$90,663	$73,625	$15,715	$180,003
Acquisitions	—	641	3,083	3,724
Translation	237	—	(590)	(353)
Balance at June 30, 2024	$90,900	$74,266	$18,208	$183,374

The following table details identifiable intangible assets as of June 30, 2024:

	Estimated Lives	Cost Basis(2)	Accumulated Amortization	Impairment & Other(1)(3)	Net Carrying Amount
Trademarks	10 - 20 years	$32,195	$(16,487)	$(2,909)	$12,799
Customer relationships	10–20 years	62,580	(28,699)	(1,681)	32,200
Re-acquired rights	2 years	1,450	(264)	—	1,186
		96,225	(45,450)	(4,590)	46,185
Re-acquired right	indefinite	35,200	—	(9,413)	25,787
Trademarks	indefinite	58,833	—	(7,921)	50,912
		$190,258	$(45,450)	$(21,924)	$122,884
(1) During the three and six months ended June 30, 2024, the Company recorded impairment charges of $0 and $1,700 related to the GREATS® trademark.
(2) During the first quarter of 2024, the Company changed its estimate of useful life of its GREATS® trademark to 10 years and the remaining balance of $4,450 of the GREATS® trademark is amortized over that time frame from the second quarter of 2024.

(3) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar and Mexican peso in relation to the U.S. dollar.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2024
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
The Company evaluates its goodwill and indefinite-lived intangible assets for impairment at least annually in the beginning of the third quarter of each year and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company also periodically performs a quantitative test to assess its goodwill and indefinite-lived intangibles for impairment in lieu of using the qualitative approach in order to reassess the fair values of its reporting units and indefinite-lived intangible assets. A quantitative assessment of goodwill and indefinite-lived intangible assets was performed as of July 1, 2023. In conducting the quantitative impairment assessments for goodwill and indefinite-lived intangibles, the Company concluded that the fair values of its reporting units exceeded their carrying values and the fair values of its indefinite-lived intangibles exceeded their respective carrying values. In the fourth quarter of 2023, certain circumstances occurred that indicated potential impairment and the Company performed a valuation of the GREATS® trademark. The estimated fair value of this trademark was determined using an excess earnings method, incorporating the use of projected financial information and a discount rate of 14.8% which was developed using market participant based assumptions. Changes in these significant unobservable inputs might result in a significantly higher or lower fair value measurement. As a result of this assessment, the GREATS® trademark was written down from the carrying value of $12,670 to its fair value of $6,150, resulting in a pre-tax non-cash impairment charge of $6,520. Subsequently, in the first quarter of 2024, circumstances occurred that caused a change in the estimated useful life of the GREATS® trademark from an indefinite life to an estimated useful life of 10 years, and as a result, the Company performed an impairment test. The estimated fair value of this trademark was determined using an excess earnings method, incorporating the use of projected financial information and a discount rate of 14.0% which was developed using market participant based assumptions. Changes in these significant unobservable inputs might result in a significantly higher or lower fair value measurement. As a result of this assessment, the GREATS® trademark was written down from the carrying value of $6,150 to its fair value of $4,450, resulting in a pre-tax non-cash impairment charge of $1,700.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2024
(in thousands except per share data)
The amortization of intangible assets amounted to $1,182 and $2,123 for the three and six months ended June 30, 2024 compared to $461 and $884 for the three and six months ended June 30, 2023 and is included in operating expenses in the Company's Condensed Consolidated Statements of Income. The estimated future amortization expense for intangibles as of June 30, 2024 was as follows:

2024 (remaining six months)	$2,293
2025	4,586
2026	3,827
2027	3,580
2028	3,545
Thereafter	28,354
Total	$46,185

Note L – Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of June 30, 2024, the Company's entire net forward contracts hedging portfolio consisted of a notional amount of $68,402, with current maturity dates ranging from July 2024 to June 2025 and the fair value included on the Company's Condensed Consolidated Balance Sheets in other current assets of $648 and other current liabilities of $249. For the three and six months ended June 30, 2024, a gain of $33 and $23 was reclassified from accumulated other comprehensive income and recognized in cost of sales on the Consolidated Statements of Income. For the three and six months ended June 30, 2024 and 2023, the Company's hedging activities were considered effective, and, thus, no ineffectiveness from hedging activities was recognized during the first and second quarters of 2024 and 2023.
Note M – Commitments, Contingencies and Other
Future Minimum Royalty and Advertising Payments:

The Company has minimum commitments related to a license agreement. The Company sources, distributes, advertises, and sells certain of its products pursuant to a license agreement with an unaffiliated licensor. Royalty amounts under the license agreement are based on stipulated minimum net sales and the payment of minimum annual royalty amounts. The license agreement has various terms and renewal options, provided that minimum sales levels, and certain other conditions are achieved. As of June 30, 2024, the Company had future minimum royalty and advertising payments of $15,000. Royalty expenses are recognized in cost of sales on the Consolidated Statements of Income.

Legal Proceedings:
The Company has been named as a defendant in certain lawsuits in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect in the Company's financial position or results of operations.
Letters of Credit:
As of June 30, 2024, the Company had $504 in letters of credit outstanding unrelated to the Company's Credit Agreement.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2024
(in thousands except per share data)

Note N – Operating Segment Information

The Company operates the following operating segments, which are presented as reportable segments: Wholesale Footwear, Wholesale Accessories/Apparel, Direct-to-Consumer, and Licensing. Our Wholesale Footwear segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and through our joint ventures and international distributor network. Our Wholesale Accessories/Apparel segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, online retailers, specialty retailers, independent stores and clubs throughout the United States, Canada, Mexico, and Europe and through our joint ventures and international distributor network. Our Direct-to-Consumer segment consists of Steve Madden® and Dolce Vita® full-price retail stores, Steve Madden® outlet stores, Steve Madden® concessions in international markets, and our directly-operated digital e-commerce websites. We operate retail locations in regional malls and shopping centers, as well as high streets in major cities across the United States, Canada, Mexico, Latin America, Europe, Israel, South Africa, Taiwan, China, and the Middle East. Our Licensing segment is engaged in the licensing of the Steve Madden® and Betsey Johnson® trademarks for use in the sale of select apparel, accessory, and home categories as well as various other non-core products.

Our Corporate activities do not constitute a reportable segment and include costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security, and other shared services.
The Chief Operating Decision Maker does not review asset information by segment; therefore, we do not present assets in this note.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2024
(in thousands except per share data)

For the three months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Direct-to-Consumer	Licensing	Corporate (1)	Consolidated
June 30, 2024
Total revenue	$237,024	$148,276	$385,300	$136,409	$1,844	$—	$523,553
Gross profit	79,110	48,444	127,554	87,731	1,844	—	$217,129
Income/(loss) from operations	$38,939	$15,554	$54,493	$15,082	$1,382	$(24,087)	$46,870
Capital expenditures	$727	$94	$821	$4,032	$—	$441	$5,294
June 30, 2023
Total revenue	$234,908	$79,723	$314,631	$128,205	$2,466	$—	$445,302
Gross profit	79,045	26,709	105,754	81,650	2,466	—	$189,870
Income/(loss) from operations	$43,726	$11,380	$55,106	$10,330	$1,271	$(22,667)	$44,040
Capital expenditures	$557	$31	$588	$2,160	$—	$1,255	$4,003

For the six months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Total Wholesale	Direct-to-Consumer	Licensing	Corporate (1)	Consolidated
June 30, 2024
Total revenue	$532,685	$290,852	$823,537	$248,739	$3,658	$—	$1,075,934
Gross profit	187,408	93,594	281,002	157,284	3,658	—	441,944
Income/(loss) from operations	$102,054	$33,517	$135,571	$13,065	$2,696	$(47,716)	$103,616
Capital expenditures	$1,622	$188	$1,810	$6,244	$—	$1,218	$9,272
June 30, 2023
Total revenue	$517,229	$159,540	$676,769	$227,805	$4,562	$—	$909,136
Gross profit	186,567	53,224	239,791	140,609	4,562	—	384,962
Income/(loss) from operations	$105,782	$20,818	$126,600	$6,082	$3,090	$(45,221)	$90,551
Capital expenditures	$694	$91	$785	$4,114	$—	$2,894	$7,793

(1) Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security and other shared services.

Revenues by geographic area are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Domestic (1)	$428,534	$361,405	$883,324	$739,546
International	95,019	83,897	192,610	169,590
Total	$523,553	$445,302	$1,075,934	$909,136
(1) Includes revenues of $85,666 and $168,123, respectively, for the three and six months ended June 30, 2024 and $65,059 and $122,066, respectively, for the comparable period in 2023 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by the Company's international entities.

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
June 30, 2024
(in thousands except per share data)
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

As of June 30, 2024, the Company had no cash borrowings and no letters of credit outstanding under the Credit Agreement

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2024
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
June 30, 2024
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2024 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

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
•our dependence on the hiring and retention of key personnel;
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

Overview:
($ in thousands, except for retail store count, earnings per share, and per share data)

Steven Madden, Ltd. and its subsidiaries design, source, and market fashion-forward branded and private label footwear, accessories, and apparel. We distribute our products in the wholesale channel through department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and other international markets through our joint ventures in Israel, South Africa, China, Taiwan, Malaysia, Latin America, and the Middle East along with special distribution arrangements in certain European countries, North Africa, South and Central America, Australia, and various countries in Asia. In addition, our products are distributed through our direct-to-consumer channel within the United States, Canada, Mexico, and Europe, and our joint ventures in Israel, South Africa, China, Taiwan, Latin America, Southeastern Europe, and the Middle East.

Our product lines include a broad range of contemporary styles designed to establish or capitalize on market trends, complemented by core product offerings. We have established a reputation for design creativity and our ability to offer quality, trend-right products at accessible price points, delivered in an efficient manner and time frame.

We manage our operations through our operating divisions, which are presented as the following reportable segments: Wholesale Footwear, Wholesale Accessories/Apparel, Direct-to-Consumer, and Licensing. Our Wholesale Footwear segment designs, sources, and markets our brands, and sells our products to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and through our joint ventures, and international distributor network. Our Wholesale Accessories/Apparel segment designs, sources, and markets our brands, and sells our products to department stores, mass merchants, off-price retailers, online retailers, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and through our joint ventures, and international distributor network. Our Direct-to-Consumer segment consists of Steve Madden® and Dolce Vita® full-price retail stores, Steve Madden® outlet stores, Steve Madden® concessions in international markets, and our directly-operated digital e-commerce websites. We operate retail locations in regional malls and shopping centers, as well as high streets in major cities across the United States, Canada, Mexico, Latin America, Europe, Israel, South Africa, Taiwan, China, and the Middle East. Our Licensing segment is engaged in the licensing of the Steve Madden® and Betsey Johnson® trademarks for use in the sale of select apparel, accessory, and home categories as well as various other non-core products. Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security, and other shared services.

Executive Summary

Key Highlights

Total revenue for the quarter ended June 30, 2024 increased 17.6% to $523,553 compared to $445,302 in the same period of last year. Net income attributable to Steven Madden, Ltd. was $35,376 in the second quarter of 2024 compared to $34,529 in the same period of last year. Our effective tax rate for the second quarter of 2024 was 23.4% compared to 23.7% in the second quarter of last year. Diluted earnings per share were $0.49 per share on 72,004 diluted weighted average shares outstanding compared to diluted earnings per share of $0.46 per share on 74,883 diluted weighted average shares outstanding in the second quarter of last year.

Our inventory turnover (calculated on a trailing four quarter average) for the quarter ended June 30, 2024 was 5.7 compared to 5.2 times at June 30, 2023. Our total Company accounts receivable average collection days increased to 73 days in the second quarter of 2024 compared to 69 days in the second quarter of 2023. As of June 30, 2024, we had $192,218 in cash, cash equivalents, and short-term investments, no debt, and total stockholders’ equity of $832,356. Working capital was $454,178 as of June 30, 2024, compared to $510,257 as of June 30, 2023.

The following tables set forth information on operations for the periods indicated:

Selected Financial Information

	Three Months Ended June 30,
(in thousands, except for number of stores)	2024		2023
CONSOLIDATED:
Net sales	$521,709	99.6%	$442,837	99.4%
Licensing fee income	1,844	0.4%	2,465	0.6%
Total revenue	523,553	100.0%	445,302	100.0%
Cost of sales (exclusive of depreciation and amortization)	306,424	58.5%	255,432	57.4%
Gross profit	217,129	41.5%	189,870	42.6%
Operating expenses	163,709	31.3%	145,830	32.7%
Change in valuation of contingent payment liability	6,550	1.3%	—	—%
Income from operations	46,870	9.0%	44,040	9.9%
Interest and other income – net	1,354	0.3%	1,956	0.4%
Income before provision for income taxes	$48,224	9.2%	$45,996	10.3%
Net income attributable to Steven Madden, Ltd.	$35,376	6.8%	$34,529	7.8%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total Revenue	$237,024	100.0%	$234,908	100.0%
Cost of sales (exclusive of depreciation and amortization)	157,914	66.6%	155,863	66.4%
Gross profit	79,110	33.4%	79,045	33.6%
Operating expenses	40,171	16.9%	35,319	15.0%
Income from operations	$38,939	16.4%	$43,726	18.6%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total Revenue	$148,276	100.0%	$79,723	100.0%
Cost of sales (exclusive of depreciation and amortization)	99,832	67.3%	53,014	66.5%
Gross profit	48,444	32.7%	26,709	33.5%
Operating expenses	26,340	17.8%	15,329	19.2%
Change in valuation of contingent payment liability	6,550	4.4%	—	—%
Income from operations	$15,554	10.5%	$11,380	14.3%

DIRECT-TO-CONSUMER SEGMENT:
Total Revenue	$136,409	100.0%	$128,205	100.0%
Cost of sales (exclusive of depreciation and amortization)	48,678	35.7%	46,555	36.3%
Gross profit	87,731	64.3%	81,650	63.7%
Operating expenses	72,649	53.3%	71,320	55.6%
Income from operations	$15,082	11.1%	$10,330	8.1%
Number of stores (excludes concessions)	278		247

LICENSING SEGMENT:
Licensing income	$1,844	100.0%	$2,466	100.0%
Gross profit	1,844	100.0%	2,466	100.0%
Operating expenses	462	25.1%	1,195	48.5%
Income from operations	$1,382	74.9%	$1,271	51.5%

Corporate:
Operating expenses	$(24,087)	—%	$(22,667)	—%
Loss from operations	$(24,087)	—%	$(22,667)	—%

RESULTS OF OPERATIONS
($ in thousands, except for number of stores)

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Consolidated:

Total revenue for the three months ended June 30, 2024 increased 17.6% to $523,553 compared to $445,302 in the same period of the prior year, due to increases in the Wholesale Accessories/Apparel, Direct-to-Consumer, and Wholesale Footwear segments. Gross profit was $217,129, or 41.5% of total revenue, as compared to $189,870, or 42.6% of total revenue, in the prior-year period. Gross profit in the 2024 period included $126 of expense in connection with the purchase accounting fair value adjustment of inventory from acquired businesses. The decrease in gross profit as a percentage of total revenue was driven by the impact of the Almost Famous acquisition. Operating expenses in the second quarter of 2024 were $163,709, or 31.3% of total revenue, as compared to $145,830, or 32.7% of total revenue, in the second quarter of the prior year. The decrease in operating expenses as a percentage of total revenue was primarily attributable to expense leverage on a higher revenue base. The second quarter 2024 operating expenses included $958 due to acquisition costs and the formation of joint ventures. The 2023 operating expenses included $495 of expense related to certain severances and termination benefits. During the second quarter 2024, we also recorded an expense of $6,550 due to the change in valuation of a contingent payment liability. Income from operations for the three months ended June 30, 2024 increased to $46,870, or 9.0% of total revenue, as compared to $44,040, or 9.9% of total revenue, in the prior-year period. The effective tax rate in the second quarter of 2024 was 23.4% compared to 23.7% in the second quarter of last year. Net income attributable to Steven Madden, Ltd. for the second quarter of 2024 was $35,376 compared to $34,529 in the second quarter of 2023.

Wholesale Footwear Segment:

Revenue from the Wholesale Footwear segment in the second quarter of 2024 accounted for $237,024, or 45.3% of total revenue, as compared to $234,908, or 52.8% of total revenue, in the second quarter of 2023. Wholesale Footwear revenue increased 0.9% compared to the same quarter of 2023 driven by growth in our private label business partially offset by softness in the branded business. Gross profit was $79,110, or 33.4% of Wholesale Footwear revenue, in the second quarter of 2024 as compared to $79,045, or 33.6% of Wholesale Footwear revenue, in the second quarter of 2023. The decrease in gross profit as a percentage of revenue was due to a higher penetration of our private label business. Operating expenses in the second quarter of 2024 were $40,171, or 16.9% of Wholesale Footwear revenue, as compared to $35,319, or 15.0% of Wholesale Footwear revenue, in the second quarter of the prior year. The increase in operating expenses as a percentage of Wholesale Footwear revenue was primarily attributable to increases in payroll and related expenses. The second quarter 2024 operating expenses included an expense of $865 due to acquisition costs and formation of joint ventures. Income from operations decreased to $38,939, or 16.4% of Wholesale Footwear revenue, in the second quarter of 2024 as compared to $43,726, or 18.6% of Wholesale Footwear revenue in the second quarter of the prior year.

Wholesale Accessories/Apparel Segment:

Revenue from the Wholesale Accessories/Apparel segment in the second quarter of 2024 accounted for $148,276, or 28.3% of total revenue, as compared to $79,723, or 17.9% of total revenue, in the second quarter of 2023. Wholesale Accessories/Apparel revenue increased 86.0% compared to the same quarter of 2023 driven by the incremental revenue from the acquisition of Almost Famous, as well as strength in the Steve Madden handbag and apparel businesses. Gross profit was $48,444, or 32.7% of Wholesale Accessories/Apparel revenue, in the second quarter of 2024 as compared to $26,709, or 33.5% of Wholesale Accessories/Apparel revenue, in the second quarter of the prior year. The decrease in gross profit as a percentage of revenue was due to the impact of the Almost Famous acquisition partially offset by gross margin expansion in our organic business. Gross profit in the 2024 period included $126 of expense in connection with the purchase accounting fair value adjustment of inventory from acquired businesses. Operating expenses in the second quarter of 2024 were $26,340, or 17.8% of Wholesale Accessories/Apparel revenue, as compared to $15,329, or 19.2% of Wholesale Accessories/Apparel revenue, in the second quarter of the prior year. The decrease in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to expense leverage on a higher revenue base. During the second quarter 2024, we also recorded an expense of $6,550, due to the change in valuation of a contingent payment liability. Income from operations increased to $15,554, or 10.5% of Wholesale Accessories/Apparel revenue, in the second quarter of 2024, as compared to $11,380, or 14.3% of Wholesale Accessories/Apparel revenue in the second quarter of the prior year.

Direct-to-Consumer Segment:

In the second quarter of 2024, revenue from the Direct-to-Consumer segment accounted for $136,409, or 26.1% of total revenue, as compared to $128,205, or 28.8% of total revenue, in the second quarter of 2023. Revenue increased 6.4% compared to the prior year period, driven primarily by increases in our brick-and-mortar stores. As of June 30, 2024, we operated 273 brick-and-mortar stores, five e-commerce websites, and 27 concessions in international markets compared to 242 brick-and-mortar stores, five e-commerce websites, and 22 concessions in international markets as of June 30, 2023. Gross profit in the second quarter of 2024 was $87,731, or 64.3% of Direct-to-Consumer revenue, compared to $81,650, or 63.7% of Direct-to-Consumer revenue, in the second quarter of 2023. The increase in gross profit as a percentage of revenue was primarily due to a reduction in promotional activity. Operating expenses in the second quarter of 2024 were $72,649, or 53.3% of Direct-to-Consumer revenue, as compared to $71,320, or 55.6% of Direct-to-Consumer revenue, in the second quarter of 2023. The decrease in operating expenses as a percentage of revenue was primarily attributable to expense leverage on a higher revenue base. In the second quarter of 2024, income from operations for the Direct-to-Consumer segment was $15,082, or 11.1% of Direct-to-Consumer revenue, as compared to $10,330, or 8.1% of Direct-to-Consumer revenue, in the second quarter of the prior year.

Licensing Segment:

Royalty income generated by the Licensing segment accounted for $1,844, or 0.3% of total revenue, in the second quarter of 2024 compared to $2,466, or 0.6% of total revenue, in the second quarter of 2023. Operating expenses were $462 in the current period compared to $1,195 in the same period of the prior year. In the second quarter of 2024, income from operations for the Licensing segment was $1,382 as compared to $1,271 in the same period last year.

Corporate:

Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security, and other shared services. Corporate operating expenses were, $24,087, or 4.6% of total revenue, in the second quarter of 2024 as compared to $22,667, or 5.1% of total revenue, in the second quarter of 2023.

Selected Financial Information

	Six Months Ended June 30,
(in thousands, except for number of stores)	2024		2023
CONSOLIDATED:
Net sales	$1,072,276	99.7%	$904,574	99.5%
Licensing income	3,658	0.3%	4,562	0.5%
Total revenue	1,075,934	100.0%	909,136	100.0%
Cost of sales (exclusive of depreciation and amortization)	633,990	58.9%	524,174	57.7%
Gross profit	441,944	41.1%	384,962	42.3%
Operating expenses	328,428	30.5%	294,411	32.4%
Change in valuation of contingent payment liability	8,200	0.8%	—	—%
Impairment of intangible	1,700	0.2%	—	—%
Income from operations	103,616	9.6%	90,551	10.0%
Interest and other income – net	2,909	0.3%	3,976	0.4%
Income before provision for income taxes	$106,525	9.9%	$94,527	10.4%
Net income attributable to Steven Madden, Ltd.	$79,310	7.4%	$71,259	7.8%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total revenue	$532,685	100.0%	$517,229	100.0%
Cost of sales (exclusive of depreciation and amortization)	345,277	64.8%	330,662	63.9%
Gross profit	187,408	35.2%	186,567	36.1%
Operating expenses	85,354	16.0%	80,785	15.6%
Income from operations	$102,054	19.2%	$105,782	20.5%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total revenue	$290,852	100.0%	$159,540	100.0%
Cost of sales (exclusive of depreciation and amortization)	197,258	67.8%	106,316	66.6%
Gross profit	93,594	32.2%	53,224	33.4%
Operating expenses	51,877	17.8%	32,406	20.3%
Change in valuation of contingent payment liability	8,200	2.8%	—	—%
Income from operations	$33,517	11.5%	$20,818	13.0%

DIRECT-TO-CONSUMER SEGMENT:
Total revenue	$248,739	100.0%	$227,805	100.0%
Cost of sales (exclusive of depreciation and amortization)	91,455	36.8%	87,196	38.3%
Gross profit	157,284	63.2%	140,609	61.7%
Operating expenses	142,519	57.3%	134,527	59.1%
Impairment of intangible	1,700	0.7%	—	—%
Income from operations	$13,065	5.3%	$6,082	2.7%
Number of stores	278		247

LICENSING SEGMENT:
Licensing income	$3,658	100.0%	$4,562	100.0%
Gross profit	3,658	100.0%	4,562	100.0%
Operating expenses	962	26.3%	1,472	32.3%
Income from operations	$2,696	73.7%	$3,090	67.7%

Corporate:
Operating expenses	(47,716)	—%	$(45,221)	—%
Loss from operations	$(47,716)	—%	$(45,221)	—%

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Consolidated:

Total revenue in the six months ended June 30, 2024 increased 18.3% to $1,075,934 compared to $909,136 in the same period of the prior year with increases in the Wholesale Accessories/Apparel, Wholesale Footwear, and Direct-to-Consumer segments. Gross profit was $441,944, or 41.1% of total revenue, as compared to $384,962, or 42.3% of total revenue, in the prior-year period. The decrease in gross profit as a percentage of total revenue was primarily driven by the impact of the Almost Famous acquisition as well as the mix shift to the private label footwear business. Gross profit in the 2024 period included $333 of expense in connection with the purchase accounting fair value adjustment of inventory from acquired businesses. Operating expenses for the first six months of 2024 were $328,428, or 30.5% of total revenue, as compared to $294,411, or 32.4% of total revenue, in the first six months of the prior year. The decrease in operating expenses as a percentage of total revenue was primarily attributable to expense leverage on a higher revenue base. The first six months of 2024 operating expenses included an expense of $1,295 related to acquisition costs and the formation of joint ventures. The 2023 same period operating expenses included $1,676 of expense related to certain severances, termination benefits, and a corporate office relocation. In the 2024 period, we also recorded an expense of $8,200, due to the change in valuation of a contingent payment liability and a charge of $1,700 related to the impairment of an intangible. Income from operations increased to $103,616, or 9.6% of total revenue, as compared to income from operations of $90,551, or 10.0% of total revenue, in the prior-year period. The effective tax rate in the first six months of 2024 was 23.5% compared to 24.0% in the first six months of the prior year. Net income attributable to Steven Madden, Ltd. in the first six months of 2024 was $79,310 compared to $71,259 in the same period of 2023.

Wholesale Footwear Segment:

Revenue from the Wholesale Footwear segment in the first six months of 2024 accounted for $532,685, or 49.5% of total revenue, as compared to $517,229, or 56.9% of total revenue, in the first six months of 2023. Revenue increased 3.0% driven by growth in our private label business partially offset by softness in the branded business. Gross profit was $187,408, or 35.2% of Wholesale Footwear revenue, in the first six months of 2024 as compared to $186,567, or 36.1% of Wholesale Footwear revenue, in the first six months of 2023. The decrease in gross profit as a percentage of revenue was primarily due to higher penetration of our private label business. Operating expenses in the first six months of 2024 were $85,354, or 16.0% of Wholesale Footwear revenue, as compared to $80,785, or 15.6% of Wholesale Footwear revenue, in the first six months of the prior year. The increase in operating expenses as a percentage of Wholesale Footwear revenue was primarily attributable to increases in payroll and related expenses. The first six months of 2024 operating expenses included an expense of $1,030 related to acquisition costs and the formation of joint ventures. Income from operations decreased to $102,054, or 19.2% of Wholesale Footwear revenue in the first six months of 2024 as compared to $105,782, or 20.5% of Wholesale Footwear revenue, in the same period of the prior year.

Wholesale Accessories/Apparel Segment:

Revenue from the Wholesale Accessories/Apparel segment in the first six months of 2024 accounted for $290,852, or 27.0% of total revenue, as compared to $159,540, or 17.5% of total revenue, in the first six months of 2023. Revenue increased 82.3% driven by the incremental revenue from the acquisition of Almost Famous, as well as strength in the Steve Madden handbag and apparel businesses. Gross profit was $93,594, or 32.2% of Wholesale Accessories/Apparel revenue, in the first six months of 2024 as compared to $53,224, or 33.4% of Wholesale Accessories/Apparel revenue, in the first six months of the prior year. The decrease in gross profit as a percentage of revenue was due to the impact of the Almost Famous acquisition. Gross profit in the 2024 period included $333 of expense in connection with the purchase accounting fair value adjustment of inventory from acquired businesses. Operating expenses in the first six months of 2024 were $51,877, or 17.8% of Wholesale Accessories/Apparel revenue, as compared to $32,406, or 20.3% of Wholesale Accessories/Apparel revenue, in the same period of the prior year. The decrease in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to expense leverage on a higher revenue base. In the 2024 period, we recorded an expense of $8,200, due to the change in valuation of a contingent payment liability. Income from operations for the Wholesale Accessories/Apparel segment in the first six months of 2024 was $33,517, or 11.5% of Wholesale Accessories/Apparel revenue, as compared to $20,818, or 13.0% of Wholesale Accessories/Apparel revenue, in the same period of the prior year.

Direct-to-Consumer Segment:

In the first six months of 2024, revenue from the Direct-to-Consumer segment accounted for $248,739, or 23.1% of total revenue, as compared to $227,805, or 25.1% of total revenue, in the first six months of 2023. Revenue increased 9.2% driven by increases in both our brick-and-mortar and e-commerce businesses. Gross profit in the first six months of 2024 was $157,284, or 63.2% of Direct-to-Consumer revenue, compared to $140,609, or 61.7% of Direct-to-Consumer revenue, in the first six months of 2023. The increase in gross profit as a percentage of revenue was primarily due to a reduction in promotional activity. Operating expenses in the first six months of 2024 were $142,519, or 57.3% of Direct-to-Consumer revenue, as compared to $134,527, or 59.1% of Direct-to-Consumer revenue, in the first six months of 2023. The decrease in operating expenses as a percentage of revenue was primarily attributable to expense leverage on a higher revenue base. In the 2024 period, we also recorded a charge of $1,700 related to the impairment of an intangible. In the first six months of 2024, income from operations for the Direct-to-Consumer segment was $13,065, or 5.3% of Direct-to-Consumer revenue, as compared to $6,082, or 2.7% of Direct-to-Consumer revenue, in the same period last year.

Licensing Segment:

Royalty income generated by the Licensing segment accounted for $3,658, or 0.4% of total revenue, in the first six months of 2024 compared to $4,562, or 0.5% of total revenue, in the first six months of 2023. Operating expenses decreased to $962 in the current period compared to $1,472 in the same period of the prior year. Income from the Licensing segment was $2,696 in the first six months of 2024 as compared to $3,090 in the same period last year.

Corporate:

Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security, and other shared services. Corporate operating expenses amounted to $47,716 or 4.4% of total revenue in the first six months of 2024 as compared to $45,221 or 5.0% of total revenue in the same period last year.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, cash, cash equivalents, and short-term investments. Cash, cash equivalents, and short-term investments totaled $192,218 and $219,813 at June 30, 2024 and December 31, 2023, respectively. Of the total cash, cash equivalents, and short-term investments as of June 30, 2024, $139,842, or approximately 73%, was held in our foreign subsidiaries, and of the total cash, cash equivalents, and short-term investments on December 31, 2023, $134,745, or approximately 61%, was held in our foreign subsidiaries.
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
As of June 30, 2024, we had working capital of $454,178, cash and cash equivalents of $180,457, short-term investments of $11,761, no cash borrowing, and $504 in letters of credit outstanding unrelated to the Credit Agreement.
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
Cash Flows

A summary of our cash provided by and used in operating, investing, and financing activities was as follows:

Operating Activities

Cash provided by operations was $93,801 for the six months ended June 30, 2024, compared to $82,257 in the same period of the prior year. The increase in cash provided by operations was primarily driven by favorable changes in accounts payable and net income, partially offset by unfavorable changes in inventories and receivables.

Investing Activities

Cash used in investing activities was $10,185 for the six months ended June 30, 2024, which primarily consisted of purchases of $10,510 of short-term investments; capital expenditures of $9,272 for leasehold improvements, new stores, and systems enhancements; the acquisition of a hosiery business for $4,259 partially offset by $13,485 from the proceeds of sales of short-term investments.

Financing Activities

During the six months ended June 30, 2024, net cash used in financing activities was $105,508, which primarily consisted of share repurchases and net settlements of stock awards of $75,549, as well as cash dividends paid of $30,708.

Contractual Obligations

Our contractual obligations as of June 30, 2024 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2024	2025-2026	2027-2028	2029 and after
Operating lease obligations(1)	$179,163	$25,137	$82,341	$43,360	$28,325
Purchase obligations	104,966	103,718	1,248	—	—
Future minimum royalty and advertising payments(2)	15,000	3,000	12,000	—	—
Transition tax	4,884	4,884	—	—	—
Total	$304,013	$136,739	$95,589	$43,360	$28,325
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
As of the date of this report, we have employment agreements with our Founder and Creative and Design Chief, Steven Madden, and certain executive officers, which provide for the payment of compensation aggregating to approximately $5,344 through the remainder of 2024, $10,368 in 2025, $9,396 in 2026, $8,589 in 2027, $8,549 in 2028, $7,942 in 2029, and $7,746 in each of the years 2030 and 2031. In addition, some of these employment agreements provide for incentive compensation based on various performance criteria and some provide for discretionary bonuses as well as other benefits, including stock-based compensation.
Transition tax of $4,884 was the result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). Excluded from the contractual obligations table above are long-term taxes payable of $238 as of June 30, 2024 primarily related to an uncertain tax position, for which we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year due to uncertainties in the timing and outcome of tax audits.
Dividends
On July 30, 2024, our Board of Directors approved a quarterly cash dividend. The quarterly dividend of $0.21 per share is payable on September 23, 2024 to stockholders of record as of the close of business on September 13, 2024.

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

Off-Balance Sheet Arrangements
In addition to the commitments included in the Contractual Obligations table above, we have outstanding letters of credit of $504 outstanding as of June 30, 2024 related to the purchase of inventory. These letters of credit expire at various dates through 2030.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)

Interest Rate Risk
We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and the BSBY. The terms of our $150,000 asset-based revolving credit agreement (the “Credit Facility”) and our collection agency agreements with Rosenthal & Rosenthal, Inc. and CIT Group/Commercial Services, Inc. can be found in the Liquidity and Capital Resources section of Item 2 and in Note O – Credit Agreement and Note P – Factoring Agreements, respectively, to the Condensed Consolidated Financial Statements included in this Quarterly Report. Because we had no cash borrowings under the Credit Facility as of June 30, 2024, a 10% change in interest rates, with all other variables held constant, would have an immaterial effect on our reported interest expense.
As of June 30, 2024, we held short-term investments valued at $11,761, which consist of certificates of deposit. We have the ability to hold these investments until maturity.
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
As of June 30, 2024, we had entered into forward foreign exchange contracts with notional amounts totaling $68,402. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of June 30, 2024. As of June 30, 2024, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts, with all other variables held constant, would result in a net increase or decrease in the fair value of our derivatives portfolio of approximately $40, which is immaterial to the condensed consolidated financial statements.
In addition, we are exposed to translation risk in connection with our foreign operations in Canada, Mexico, Latin America, Europe, South Africa, China, Taiwan, Israel, Malaysia, and the Middle East because our subsidiaries and joint ventures in these countries utilize the local currency as their functional currency, and those financial results are translated into U.S. dollars. As currency exchange rates fluctuate, foreign currency exchange rate translation adjustments reflected in our financial statements with respect to our foreign operations affects the comparability of financial results between years.

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

In accordance with SEC guidance, our management's assessment of the effectiveness of internal control over financial reporting did not include the internal controls of Almost Famous, which we acquired in October 2023 and is included in the June 30, 2024 consolidated financial statements. The acquired business constituted 8.6% of consolidated total assets as of June 30, 2024 and 8.6% of consolidated total revenue for the quarter ended June 30, 2024.

Otherwise, there were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we have various pending cases involving contractual disputes, employee-related matters, distribution matters, product liability claims, intellectual property infringement claims, and other matters. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these legal proceedings should not have a material impact on our financial condition, results of operations, or liquidity.
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

During the three months ended June 30, 2024, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in the 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
($ in thousands, except par value and per share data)

The following table presents the total number of shares of our common stock, $0.0001 par value, purchased by us in the three months ended June 30, 2024, the average price paid per share, the amount of shares purchased pursuant to our Share Repurchase Program and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period pursuant to our share repurchase program. See Note G – Share Repurchase Program to the Condensed Consolidated Financial Statements for further details on our Share Repurchase Program. During the three months ended June 30, 2024, there were no sales by us of unregistered shares of common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2024 - 4/30/2024	3	$41.57	—	$142,818
5/1/2024 - 5/31/2024	567	$42.40	542	$119,826
6/1/2024 - 6/30/2024	332	$44.55	326	$105,302
Total	902	$43.19	868

(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan, as amended, and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan, each provide us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy all or part of the tax-withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax-withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the second quarter of 2024 in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements with an aggregate purchase price of approximately $1,436.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules).

ITEM 6. EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of Steven Madden, Ltd., dated May 23, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2024)

10.1	Steven Madden, Ltd. 2019 Incentive Compensation Plan as amended May 22, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2024)#
10.2
Amendment No. 1 to Employment Agreement, dated May 6, 2024, by and between the Company and Lisa Keith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2024)#

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Notes to Condensed Consolidated Financial Statements, and (vii) information set forth under Part II, Item 5, tagged as blocks of text*

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

Dated: August 1, 2024

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ZINE MAZOUZI
Zine Mazouzi
Chief Financial Officer and Executive Vice President of Operations