Form 10-Q
period 2024-09-30
STEVEN MADDEN, LTD.
filed 2024-11-08
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
Yes  ☐   No ☒

As of November 4, 2024, there were 72,191,024 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023	September 30, 2023
(in thousands, except par value)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$139,414	$204,640	$191,804
Short-term investments	11,064	15,173	14,641
Accounts receivable, net of allowances of $4,068, $4,828 and $4,513	56,297	40,246	58,538
Factor accounts receivable	426,408	320,723	342,871
Inventories	268,669	228,990	205,693
Prepaid expenses and other current assets	28,041	29,009	24,334
Income tax receivable and prepaid income taxes	14,950	16,051	15,702
Total current assets	944,843	854,832	853,583
Note receivable – related party	—	—	100
Property and equipment, net	52,906	47,199	44,920
Operating lease right-of-use asset	148,391	122,783	113,058
Deposits and other	20,166	16,250	10,567
Deferred tax assets	609	609	1,570
Goodwill	181,905	180,003	168,612
Intangibles, net	108,308	126,267	99,817
Total Assets	$1,457,128	$1,347,943	$1,292,227
LIABILITIES
Current liabilities:
Accounts payable	$225,586	$161,140	$140,623
Accrued expenses	150,067	154,751	129,754
Operating leases – current portion	43,812	40,342	36,521
Income taxes payable	12,435	5,998	13,519
Contingent payment liability – current portion	7,716	3,325	1,153
Accrued incentive compensation	13,347	12,068	10,190
Total current liabilities	452,963	377,624	331,760
Contingent payment liability – long-term portion	11,200	9,975	—
Operating leases – long-term portion	118,674	98,536	91,916
Deferred tax liabilities	8,777	8,606	3,923
Other liabilities	5,448	5,170	10,914
Total Liabilities	597,062	499,911	438,513
Commitments, contingencies and other (Note M)
STOCKHOLDERS’ EQUITY
Preferred stock – $0.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $0.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $0.0001 par value, 245,000 shares authorized,137,221, 136,471 and 136,430 shares issued, 72,192, 73,681 and 74,610 shares outstanding	7	7	8
Additional paid-in capital	607,511	586,155	579,473
Retained earnings	1,768,209	1,679,500	1,659,202
Accumulated other comprehensive loss	(38,259)	(29,046)	(33,428)
Treasury stock – 65,029, 62,790 and 61,820 shares at cost	(1,503,545)	(1,407,018)	(1,368,217)
Total Steven Madden, Ltd. stockholders’ equity	833,923	829,598	837,038
Noncontrolling interest	26,143	18,434	16,676
Total stockholders’ equity	860,066	848,032	853,714
Total Liabilities and Stockholders’ Equity	$1,457,128	$1,347,943	$1,292,227

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net sales	$621,170	$549,846	$1,693,446	$1,454,420
Licensing fee income	3,505	2,886	7,163	7,448
Total revenue	624,675	552,732	1,700,609	1,461,868
Cost of sales (exclusive of depreciation and amortization)	365,131	320,107	999,121	844,281
Gross profit	259,544	232,625	701,488	617,587
Operating expenses	178,915	149,887	507,343	444,298
Change in valuation of contingent payment liability	(2,584)	—	5,616	—
Impairment of intangibles	8,635	—	10,335	—
Income from operations	74,578	82,738	178,194	173,289
Interest and other income – net	1,400	1,922	4,309	5,898
Income before provision for income taxes	75,978	84,660	182,503	179,187
Provision for income taxes	19,390	19,552	44,404	42,219
Net income	56,588	65,108	138,099	136,968
Less: net income attributable to noncontrolling interest	1,310	695	3,510	1,295
Net income attributable to Steven Madden, Ltd.	$55,278	$64,413	$134,589	$135,673

Basic net income per share	$0.78	$0.88	$1.88	$1.84

Diluted net income per share	$0.77	$0.87	$1.87	$1.81

Basic weighted average common shares outstanding	70,806	72,943	71,516	73,679
Effect of dilutive securities – options/restricted stock	763	1,128	619	1,238
Diluted weighted average common shares outstanding	71,569	74,071	72,135	74,917

Cash dividends declared per common share	$0.21	$0.21	$0.63	$0.63

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(in thousands)	Pre-tax amounts	Tax benefit	After-tax amounts	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$56,588			$138,099
Other comprehensive income/(loss):
Foreign currency translation adjustment	$(81)	$—	(81)	$(9,446)	$—	(9,446)
(Loss)/income on cash flow hedging derivatives	(1,039)	261	(778)	482	(121)	361
Total other comprehensive loss	$(1,120)	$261	(859)	$(8,964)	$(121)	(9,085)

Comprehensive income			55,729			129,014
Less: comprehensive income attributable to noncontrolling interests			1,964			3,638
Comprehensive income attributable to Steven Madden, Ltd.			$53,765			$125,376

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in thousands)	Pre-tax amounts	Tax expense	After-tax amounts	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$65,108			$136,968
Other comprehensive income/(loss):
Foreign currency translation adjustment	$(3,897)	$—	(3,897)	$1,182	$—	1,182
Income on cash flow hedging derivatives	2,104	(769)	1,335	1,087	(398)	690
Total other comprehensive income /(loss)	$(1,793)	$(769)	(2,562)	$2,269	$(398)	1,872

Comprehensive income			62,546			138,840
Less: comprehensive income attributable to noncontrolling interests			577			886
Comprehensive income attributable to Steven Madden, Ltd.			$61,969			$137,954

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - June 30, 2024	72,606	$7	$600,222	$1,728,102	$(36,746)	64,574	$(1,483,306)	$24,077	$832,356
Common stock repurchased and net settlements of restricted stock awards	(455)	—	—	—	—	455	(20,239)	—	(20,239)
Exercise and net settlement of stock options	8	—	337	—	—	—	—	—	337
Issuance of restricted stock, net of forfeitures	33	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,952	—	—	—	—	—	6,952
Foreign currency translation adjustment	—	—	—	—	(735)	—	—	654	(81)
Cash flow hedge (net of tax benefit of $261)	—	—	—	—	(778)	—	—	—	(778)
Dividends on common stock ($0.21 per share)	—	—	—	(15,171)	—	—	—	—	(15,171)
Divestiture of business	—	—	—	—	—	—	—	102	102
Net income	—	—	—	55,278	—	—	—	1,310	56,588
Balance - September 30, 2024	72,192	$7	$607,511	$1,768,209	$(38,259)	65,029	$(1,503,545)	$26,143	$860,066

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2023	73,681	$7	$586,155	$1,679,500	$(29,046)	62,790	$(1,407,018)	$18,434	$848,032
Common stock repurchased and net settlements of restricted stock awards	(2,219)	—	—	—	—	2,219	(95,681)	—	(95,681)
Exercise and net settlement of stock options	34	—	1,825	—	—	20	(846)	—	979
Issuance of restricted stock, net of forfeitures	696	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	19,531	—	—	—	—	—	19,531
Foreign currency translation adjustment	—	—	—	—	(9,574)	—	—	128	(9,446)
Cash flow hedge (net of tax expense of $121)	—	—	—	—	361	—	—	—	361
Dividends on common stock ($0.63 per share)	—	—	—	(45,880)	—	—	—	—	(45,880)
Investment of noncontrolling interest	—	—	—	—	—	—	—	3,969	3,969
Divestiture of business	—	—	—	—	—	—	—	102	102
Net income	—	—	—	134,589	—	—	—	3,510	138,099
Balance - September 30, 2024	72,192	$7	$607,511	$1,768,209	$(38,259)	65,029	$(1,503,545)	$26,143	$860,066

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - June 30, 2023	75,303	$8	$533,550	$1,610,487	$(30,984)	59,523	$(1,288,545)	$17,201	$841,717
Common stock repurchased and net settlements of restricted stock awards	(920)	—	—	—	—	920	(31,441)	—	(31,441)
Exercise and net settlement of stock options	214	—	39,992	—	—	1,377	(48,231)	—	(8,239)
Issuance of restricted stock, net of forfeitures	13	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,931	—	—	—	—	—	5,931
Foreign currency translation adjustment	—	—	—	—	(3,779)	—	—	(118)	(3,897)
Cash flow hedge (net of tax expense of $769)	—	—	—	—	1,335	—	—	—	1,335
Dividends on common stock ($0.21 per share)	—	—	—	(15,698)	—	—	—	—	(15,698)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(1,102)	(1,102)
Net income	—	—	—	64,413	—	—	—	695	65,108
Balance - September 30, 2023	74,610	$8	$579,473	$1,659,202	$(33,428)	61,820	$(1,368,217)	$16,676	$853,714

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2022	76,796	$8	$520,441	$1,571,123	$(35,709)	57,660	$(1,224,310)	$12,310	$843,863
Common stock repurchased and net settlements of restricted stock awards	(2,781)	—	—	—	—	2,781	(95,591)	—	(95,591)
Exercise and net settlement of stock options	248	—	40,863	—	—	1,379	(48,316)	—	(7,453)
Issuance of restricted stock, net of forfeitures	347	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	18,169	—	—	—	—	—	18,169
Foreign currency translation adjustment	—	—	—	—	1,591	—	—	(409)	1,182
Cash flow hedge (net of tax expense of $398)	—	—	—	—	690	—	—	—	690
Dividends on common stock ($0.63 per share)	—	—	—	(47,594)	—	—	—	—	(47,594)
Investment of noncontrolling interest	—	—	—	—	—	—	—	4,582	4,582
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	(1,102)	(1,102)
Net income	—	—	—	135,673	—	—	—	1,295	136,968
Balance - September 30, 2023	74,610	$8	$579,473	$1,659,202	$(33,428)	61,820	$(1,368,217)	$16,676	$853,714

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$138,099	$136,968
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	19,531	18,169
Depreciation and amortization	14,736	11,138
Loss on disposal of fixed assets	112	204
Impairment of intangibles	10,335	—
Loss on divestiture of business	3,199	—
Impairment of lease right-of-use asset	—	95
Accrued interest on note receivable - related party	—	(6)
Notes receivable - related party	—	307
Change in valuation of contingent payment liability	5,616	—
Other operating activities	(48)	417
Changes, net of acquisitions, in:
Accounts receivable	(15,794)	(20,601)
Factor accounts receivable	(108,276)	(93,274)
Inventories	(39,064)	23,541
Prepaid expenses, income tax receivables, prepaid taxes, and other assets	(864)	(264)
Accounts payable and accrued expenses	66,853	4,991
Accrued incentive compensation	1,382	(1,598)
Leases and other liabilities	(1,572)	(2,331)
Net cash provided by operating activities	94,245	77,756

Cash flows from investing activities:
Capital expenditures	(16,642)	(13,899)
Purchases of short-term investments	(12,840)	(15,979)
Maturity/sale of short-term investments	16,654	16,335
Acquisition of business	(4,259)	—
Other investing activities	372	—
Net cash used in investing activities	(16,715)	(13,543)

Cash flows from financing activities:
Common stock repurchased and net settlements of stock awards	(95,788)	(104,215)
Proceeds from exercise of stock options	1,086	1,171
Investment of noncontrolling interest	—	4,582
Cash dividends paid on common stock	(45,880)	(47,594)
Distribution of noncontrolling interest	—	(1,102)
Net cash used in financing activities	(140,582)	(147,158)
Effect of exchange rate changes on cash and cash equivalents	(2,174)	36
Net decrease in cash and cash equivalents	(65,226)	(82,909)
Cash and cash equivalents – beginning of period	204,640	274,713
Cash and cash equivalents – end of period	$139,414	$191,804

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2024
(in thousands except per share data)

Note A – Basis of Reporting

The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2023 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 4, 2024.

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

Note C – Acquisitions, Divestitures, and Purchases and Sales of Joint Ventures

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
September 30, 2024
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
(1) Consists of a trademark of $9,050 and customer relationships of $23,900, both of which are amortized over 20 years. During the third quarter of 2024, the Company determined that the trademark was impaired and recognized an impairment charge of $8,635 for the remaining carrying value of the trademark. See Note K – Goodwill and Intangible Assets for further information.
The acquisition was accounted for in accordance with Accounting Standards Codification (ASC) Topic 805 ("Business Combinations"), which requires that the total cost of an acquisition be allocated to tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

The Company recorded goodwill for the acquisition based on the amount by which the purchase price exceeded the fair value of the net assets acquired, which consists largely of the synergies expected from the acquisitions. For tax purposes, goodwill will be amortized over a 15 year period.

The fair value of the trademark was estimated using the relief-from-royalty method, which presumes the owner of the asset avoids hypothetical royalty payments that would need to be made for the use of the asset if the asset was not owned. Key assumptions and estimates used are forecasted revenue, a royalty rate of 3.0%, and a discount rate of 21.8%. Such assumptions included significant unobservable inputs and changes in these significant unobservable inputs might result in a significantly higher or lower fair value measurement. The useful life of the trademark was estimated to be 20 years and amortization for the trademark has been recorded in operating expenses in our Consolidated Statements of Income. During the third quarter of 2024, the Company determined that the trademark was impaired and recognized an impairment charge of $8,635 for the remaining carrying value of the trademark. See Note K – Goodwill and Intangible Assets for further information.

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
September 30, 2024
(in thousands except per share data)
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

Divestiture of GREATS® Business

On August 13, 2024, the Company completed the sale of substantially all of the assets and liabilities related to one of its subsidiaries, Greats Brand Inc. ("GREATS®"), to an unrelated third party, Unified Commerce Group Ltd. ("UCG"), in exchange for a minority interest in UCG with an estimated fair value of approximately $4,020.

The Company determined that GREATS® met the definition of a business under ASC 805, Business Combinations. The transaction resulted in the deconsolidation of GREATS® from the Company’s consolidated financial statements and the recognition of a loss on sale in the amount of $3,199, which was included within operating expenses in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024. Prior to the divestiture, GREATS® was part of our Direct-to-Consumer segment.

The Company determined that its minority interest in UCG does not give the Company significant influence over UCG. Consequently, the Company accounted for the investment under ASC 321, Investments – Equity Securities, and elected to apply the measurement alternative, which allows the Company to initially record the investment at cost and subsequently

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2024
(in thousands except per share data)
remeasure the investment at fair value upon observable price changes in orderly transactions for the identical or a similar investment of the same issuer or impairment, if any. The investment was included within deposits and other on our Condensed Consolidated Balance Sheet as of September 30, 2024.

Note D – Short-Term Investments

As of September 30, 2024 and December 31, 2023, short-term investments consisted of certificates of deposit. These securities are classified as current based upon their maturities and as of the balance sheet date have original maturities less than or equal to one year. As of September 30, 2024 and December 31, 2023, short-term investments amounted to $11,064 and $15,173, respectively.

Note E – Fair Value Measurements

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

The Company’s financial assets and liabilities subject to fair value measurements as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024				December 31, 2023
	Fair value	Level 1	Level 2	Level 3	Fair value	Level 1	Level 2	Level 3
Assets:
Forward contracts	$317	—	$317	—	$708	—	$708	—
Total assets	$317	$—	$317	$—	$708	$—	$708	$—
Liabilities:
Contingent payment liability(1)(2)	$18,916	$—	$—	$18,916	$13,300	$—	$—	$13,300
Forward contracts	961		961	—	1,904	—	1,904	—
Total liabilities	$19,877	$—	$961	$18,916	$15,204	$—	$1,904	$13,300

(1) On September 30, 2024, $7,716 was recorded in Contingent payment liability - current portion and $11,200 was recorded in Contingent payment liability - long-term portion.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2024
(in thousands except per share data)
The Company's recurring Level 3 balance consists of a contingent payment liability related to an acquisition. The changes in the Company's Level 3 liabilities for the periods ended September 30, 2024 and December 31, 2023 were as follows:

	Balance at January 1, 2024	Acquisitions	Adjustments(1)	Balance at September 30, 2024
2024
Liabilities:
Contingent payment liability	$13,300	$—	$5,616	$18,916

2023	Balance at January 1, 2023	Acquisitions	Adjustments	Balance at December 31, 2023
Liabilities:
Contingent payment liability	$—	$13,300	$—	$13,300
(1) In 2024, amount consists of an adjustment of $5,616 that was included as an expense related to the change in valuation of the contingent payment liability in connection with the acquisition of Almost Famous. The adjustment was recorded in the Wholesale Accessories/Apparel segment.

At September 30, 2024 and December 31, 2023, the fair value of the contingent payment liability was $18,916 and $13,300, respectively, in connection with the October 20, 2023 acquisition of Almost Famous. The fair value of the contingent payments was estimated using a risk neutral simulation method to model the probability of different financial results of Almost Famous during the earn-out period, utilizing a discount rate of 17.0% and 20.3% at September 30, 2024 and December 31, 2023, respectively. The change in valuation for the contingent payment liability was a result of updates to the forecasted operating results for the earn-out period.

The fair values of goodwill and intangibles are measured on a non-recurring basis and are determined using Level 3 inputs, including forecasted cash flows, discount rates, and implied royalty rates (see Note C – Acquisitions, Divestitures, and Purchases and Sales of Joint Ventures and Note K – Goodwill and Intangible Assets).

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2024
(in thousands except per share data)
Lease Position
The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023:

	Classification on the Balance Sheet	September 30, 2024	December 31, 2023
Assets
Noncurrent(1)	Operating lease right-of-use asset	$148,391	$122,783

Liabilities
Current	Operating leases – current portion	$43,812	$40,342
Noncurrent	Operating leases – long-term portion	118,674	98,536
Total operating lease liabilities		$162,486	$138,878

Weighted-average remaining lease term		4.7 years	4.5 years
Weighted-average discount rate		5.3%	5.1%
(1) During the three and nine months ended September 30, 2023, the Company recorded a pre-tax impairment charge related to its right-of-use assets of $0 and $95, recorded in the Wholesale Footwear Segment.

Lease Costs

The following table presents the composition of lease costs during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$12,852	$10,573	$36,163	$30,276
Variable lease cost	792	945	2,374	2,791
Less: sublease income	66	66	130	198
Total lease cost	$13,578	$11,452	$38,407	$32,869

Other Information

The following table presents supplemental cash and non-cash information related to the Company's operating leases during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$13,069	$11,311	$37,155	$32,704
Noncash transactions
Right-of-use asset obtained in exchange for new operating lease liabilities	$15,628	$6,180	$58,348	$50,769
Right-of-use asset amortization expense(1)	$10,717	$9,993	$32,740	$27,880
(1) Included in "Leases and other liabilities" in the Consolidated Statement of Cash Flows.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2024
(in thousands except per share data)
Future Minimum Lease Payments

The following table presents future minimum lease payments for each of the first five years and the total for the remaining years as of September 30, 2024:

2024 (remaining three months)	$13,467
2025	49,020
2026	39,962
2027	28,167
2028	20,857
Thereafter	32,893
Total minimum lease payments	184,366
Less: interest	21,880
Total lease liabilities	$162,486
Note G – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions, the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On May 8, 2023, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $189,900, bringing the total authorization to $250,000. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the three and nine months ended September 30, 2024, an aggregate of 449 and 2,090 shares of the Company's common stock, excluding net settlements of employee stock awards, were repurchased under the Share Repurchase Program, at a weighted average price per share of $44.56 and $43.15, for an aggregate purchase price of approximately $19,994 and $90,153, respectively. During the three and nine months ended September 30, 2023, an aggregate of 914 and 2,654 shares of the Company's common stock, excluding net settlements of employee stock awards, were repurchased under the Share Repurchase Program, at a weighted average price per share of $34.01 and $34.26, for an aggregate purchase price of approximately $31,094 and $90,905, respectively. As of September 30, 2024, approximately $85,310 remained available for future repurchases under the Share Repurchase Program.

The Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (as further amended, the "2006 Plan"), which expired on April 6, 2019, and the Steven Madden, Ltd. 2019 Incentive Compensation Plan, as amended (the "2019 Plan"), both provide the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding and/or option cost obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation and/or option cost. During the three and nine months ended September 30, 2024, an aggregate of 6 and 149 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements and option costs, at an average price per share of $42.92 and $42.70, for an aggregate purchase price of approximately $245 and $6,374, respectively. During the three and nine months ended September 30, 2023, an aggregate of 1,383 and 1,506 shares were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements and option costs, at an average price per share of $35.14 and $35.19, for an aggregate purchase price of approximately $48,578 and $53,003, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2024
(in thousands except per share data)
Note H – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 1,646 shares for the period ended September 30, 2024, compared to 2,142 shares for the period ended September 30, 2023. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the assumed proceeds, which are deemed to be the proceeds from the exercise plus compensation cost not yet recognized attributable to future services using the treasury method, were used to purchase shares of the Company’s common stock at the average market price during the period, and (b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income attributable to Steven Madden, Ltd.	$55,278	$64,413	$134,589	$135,673

Basic net income per share	$0.78	$0.88	$1.88	$1.84

Diluted net income per share	$0.77	$0.87	$1.87	$1.81

Weighted average common shares outstanding:
Basic	70,806	72,943	71,516	73,679
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	763	1,128	619	1,238
Diluted	71,569	74,071	72,135	74,917

For the three and nine months ended September 30, 2024, options to purchase approximately 32 and 26 shares of common stock have been excluded from the calculation of diluted net income per share as the result would have been anti-dilutive. For the three and nine months ended September 30, 2023, options to purchase approximately 27 and 15 shares of common stock have been excluded from the calculation of diluted net income per share as the result would have been anti-dilutive. For the three and nine months ended September 30, 2024, 0 and 5 restricted shares were excluded from the calculation of diluted net income per share, as compared to approximately 43 and 56 shares that were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2023, as the result would have been anti-dilutive. The Company had contingently issuable performance awards outstanding that did not meet the performance conditions as of September 30, 2024 and 2023 and, therefore, were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2024 and 2023. The number of potentially dilutive shares that could be issued upon vesting for these performance awards were immaterial as of both September 30, 2024 and 2023. These amounts were also excluded from the computation of weighted average potentially dilutive securities.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2024
(in thousands except per share data)
Note I – Income Taxes

The Company’s provision for income taxes for the three and nine months ended September 30, 2024 and 2023 is based on the estimated annual effective tax rate, plus or minus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income before provision for income taxes	$75,978	$84,660	$182,503	$179,187
Income tax expense	$19,390	$19,552	$44,404	$42,219
Effective tax rate	25.5%	23.1%	24.3%	23.6%

The difference between the Company’s effective tax rates of 25.5% and 23.1% and 24.3% and 23.6% for the three and nine months ended September 30, 2024 and September 30, 2023, respectively, is primarily due to an increase in pre-tax income in jurisdictions with higher tax rates.

The Company recognizes interest and penalties, if any, related to uncertain income tax positions in income tax expense. Accrued interest and penalties on unrecognized tax benefits, and interest and penalty expense are immaterial to the consolidated financial statements.

The Company files income tax returns in the U.S. for federal, state, and local purposes, and in certain foreign jurisdictions. The Company's tax years 2021 through 2023 remain open to examination by most taxing authorities.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which contains certain revisions to the Internal Revenue Code, including a 15% corporate minimum income tax for tax years beginning after December 31, 2022. While the 15% corporate minimum income tax has no effect on the Company’s results of operations in the near term, we will continue to evaluate its impact on future years. The IRA also assesses a 1% excise tax on repurchases of corporate stock which impacts the Company’s stock repurchases effective January 1, 2023. The excise tax is recorded as an incremental cost in treasury stock on the Company's Condensed Consolidated Balance Sheets and was $189 and $787 for the three and nine months ended September 30, 2024.

The Organization for Economic Cooperation and Development (“OECD”) has implemented the global minimum tax rate of at least 15% for large multinational companies as of 2024 (“Pillar Two”). Under Pillar Two, a top-up tax will be required for any jurisdiction that has enacted Pillar Two and whose effective tax rate falls below the 15% global minimum rate. Additionally, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Under the safe harbor, companies would be excluded from Pillar Two requirements provided certain criteria are met. Based on preliminary analysis, the enactment of Pillar Two legislation is not expected to have a material effect on the Company’s financial position. The Company will continue to monitor and reflect the impact of such legislative changes in future periods, as appropriate.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2024
(in thousands except per share data)
Note J – Equity-Based Compensation

The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

Common stock authorized(1)	19,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(8,565)
Common stock available for grant of stock-based awards as of September 30, 2024	10,435
(1) On May 22, 2024, the stockholders of the Company approved amendments to the Steven Madden, Ltd. 2019 Plan to, among other things, increase the number of shares of Company common stock available for issuance under the 2019 Plan. As amended, the 2019 Plan provides that up to a total of 19,000 shares of the Company’s common stock may be issued thereunder.

In addition, vested and unvested options to purchase 45 shares of common stock and 200 shares of unvested restricted stock awarded under the 2006 Plan were outstanding as of September 30, 2024.

Total equity-based compensation for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted and performance-based stock awards	$6,305	$5,351	$17,734	$16,150
Stock options	647	579	1,797	2,019
Total	$6,952	$5,930	$19,531	$18,169

Equity-based compensation is included in operating expenses in the Company’s Condensed Consolidated Statements of Income.

Stock Options

Cash proceeds and intrinsic values related to total stock options exercised during the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Proceeds from stock options exercised	$337	$371	$1,086	$1,171
Intrinsic value of stock options exercised	$34	$15,731	$540	$16,089

During the three and nine months ended September 30, 2024, options to purchase 57 shares vested with a weighted average exercise price of $41.26 and options to purchase 195 shares vested with a weighted average exercise price of $34.91 vested, respectively. During the three and nine months ended September 30, 2023, options to purchase 57 shares vested with a weighted average exercise price of $30.72 and options to purchase approximately 206 shares vested with a weighted average exercise price of $34.95. As of September 30, 2024, there were unvested options relating to 213 shares of common stock outstanding with a total of $1,981 of unrecognized compensation cost and an average vesting period of 1.0 year.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2024
(in thousands except per share data)
The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Volatility	34.1% to 47.4%	40.6% to 48.1%
Risk free interest rate	4.0% to 4.6%	3.7% to 4.0%
Expected life in years	3.0 to 4.0	3.0 to 5.0
Dividend yield	2.0%	2.5%
Weighted average fair value	$13.22	$10.95
Activity relating to stock options granted under the Company’s plans during the nine months ended September 30, 2024 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	1,119	$35.62
Granted	233	41.32
Exercised	(54)	33.64
Forfeited	(8)	34.54
Expired	(2)	46.47
Outstanding at September 30, 2024	1,288	$36.72	2.9 years	$15,799
Exercisable at September 30, 2024	1,075	$35.84	2.6 years	$14,135
Activity relating to stock options granted under the Company’s plans during the nine months ended September 30, 2023 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	2,766	$29.82
Granted	235	30.72
Exercised	(1,627)	25.11
Forfeited	(2)	46.28
Expired	(229)	$36.01
Outstanding at September 30, 2023	1,143	$35.43	3.4 years	$833
Exercisable at September 30, 2023	893	$35.99	3.1 years	$610

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2024
(in thousands except per share data)
Restricted Stock
The following table summarizes restricted stock activity during the nine months ended September 30, 2024 and 2023:

	2024		2023
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1,	1,278	$35.44	2,111	$28.45
Granted	716	42.16	384	33.23
Vested	(328)	34.37	(316)	34.74
Forfeited	(20)	37.09	(37)	37.82
Outstanding at September 30,	1,646	$38.53	2,142	$28.22

As of September 30, 2024, the Company had $46,666 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average period of 3.3 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

The fair values of the restricted stock that vested during the nine months ended September 30, 2024 and 2023 were $11,287 and $10,974.

Performance Based Awards

On March 15, 2024, pursuant to the terms of the employment agreement between the Company and its Chief Executive Officer, Edward R. Rosenfeld, the Company granted to Mr. Rosenfeld 86 performance shares (at target) that are eligible to be earned over a three-year performance period from January 1, 2024 through December 31, 2026 based on the Company’s average annual return on capital over such performance period compared to the average annual return on capital of a certain defined and predetermined peer group. During the three and nine months ended September 30, 2024, the Company estimated that the probable outcome of the performance conditions, based on performance through such date, was that the performance shares will be earned at 185% of the target level. The corresponding expense for the three and nine ended September 30, 2024 is reflected in our stock-based compensation under restricted and performance based stock.

Note K – Goodwill and Intangible Assets

The following provides a rollforward of the carrying amount of goodwill by reporting unit for the period ended September 30, 2024:

	Wholesale			Net Carrying Amount
	Footwear	Accessories/ Apparel	Direct-to-Consumer (1)
Balance at January 1, 2024	$90,663	$73,625	$15,715	$180,003
Acquisitions and divestitures	—	641	2,383	3,024
Translation	(136)	—	(986)	(1,122)
Balance at September 30, 2024	$90,527	$74,266	$17,112	$181,905
(1)During the third quarter of 2024, we completed the sale of our GREATS® business, which was previously included within our Direct-to-Consumer reporting unit. Goodwill decreased $700 related to the divestiture. See Note C – Acquisitions, Divestitures, and Purchases and Sales of Joint Ventures, for further information.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2024
(in thousands except per share data)

The following table details identifiable intangible assets as of September 30, 2024:

	Estimated Lives(1)	Cost Basis	Accumulated Amortization	Impairment & Other(1)(2)(3)(4)	Net Carrying Amount
Trademarks	10-20 years	$32,195	$(16,652)	$(15,543)	$—
Customer relationships	10-20 years	62,580	(29,457)	(2,603)	30,520
Re-acquired rights	2 years	1,450	(461)	—	989
		96,225	(46,570)	(18,146)	31,509
Re-acquired right	indefinite	35,200	—	(8,908)	26,292
Trademarks	indefinite	58,833	—	(8,326)	50,507
		$190,258	$(46,570)	$(35,380)	$108,308
(1) During the first quarter of 2024, the Company changed its estimate of useful life of its GREATS® trademark from indefinite to 10 years. As a result, the Company reassessed the carrying amount of its GREATS® trademark for impairment in accordance with ASC 350, Intangibles – Goodwill and Other. Based on this assessment, the Company determined that the GREATS® trademark was impaired and recognized an impairment charge of $1,700, which was recorded within Impairment of intangibles in our Condensed Consolidated Statement of Income for the nine months ended September 30, 2024. The Company started amortizing the GREATS® trademark over its revised useful life beginning in the second quarter of 2024.
(2) During the third quarter of 2024, the Company completed the sale of its GREATS® business. As part of the divestiture, the remaining carrying amounts of the net intangible assets of GREATS®, which included a trademark of $4,287 and customer relationships of $861, were written off, resulting in a total charge of $5,148, which was recorded within operating expenses in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024. See Note C – Acquisitions, Divestitures, and Purchases and Sales of Joint Ventures, for further information.
(3) During the third quarter of 2024, the Company decided to discontinue the use of its Almost Famous brand and transition its marketing and sales efforts under the Madden Girl brand. As a result of this decision, the Company reassessed the carrying amount of its Almost Famous trademark for impairment in accordance with ASC 350, Intangibles – Goodwill and Other. Based on this assessment, the Company determined that the estimated future cash flows related to the Almost Famous trademark was less than its carrying value, and therefore, the asset was impaired. As such, the Company recognized an impairment charge of $8,635, representing the remaining carrying amount of the asset, which was recorded within Impairment of intangibles in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024. Prior to writing off the Almost Famous trademark, it was recorded within our Wholesale Apparel/Accessories segment.
(4) Includes the effect of foreign currency translation related primarily to the movements of the Canadian dollar and Mexican peso in relation to the U.S. dollar.
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
(2) During the year ended December 31, 2023, the Company recorded an impairment charge of $6,520 related to the GREATS~~®~~ trademark.
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
September 30, 2024
(in thousands except per share data)
concluded that the fair values of its reporting units exceeded their carrying values and the fair values of its indefinite-lived intangibles exceeded their respective carrying values.

Impairment of GREATS® intangible assets

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

During the third quarter of 2024, the Company completed the sale of its GREATS® business. As part of the divestiture, the remaining carrying amounts of the net intangible assets of GREATS®, which included a trademark of $4,287 and customer relationships of $861, were written off, resulting in a total charge of $5,148, which was recorded within operating expenses in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024. See Note C – Acquisitions, Divestitures, and Purchases and Sales of Joint Ventures, for further information.

These impairment charges were recorded in impairment of intangibles in the Company’s Consolidated Statements of Income and recognized in the Direct-to-Consumer segment.

A quantitative assessment of goodwill and indefinite-lived intangible assets was performed as of July 1, 2024. In conducting the quantitative impairment assessments for goodwill and indefinite-lived intangibles, the Company concluded that the fair values of its reporting units exceeded their carrying values and the fair values of its indefinite-lived intangibles exceeded their respective carrying values. In conducting the qualitative impairment assessment for goodwill and indefinite-lived intangibles, the Company concluded that it is more likely than not that the fair values of its reporting units exceeded their carrying values and the fair values of its indefinite-lived intangibles exceeded their respective carrying values. Therefore, in 2024, as a result of the annual test, no impairment charges were recorded for goodwill and intangibles.

The amortization of intangible assets amounted to $1,147 and $3,270 for the three and nine months ended September 30, 2024 compared to $463 and $1,347 for the three and nine months ended September 30, 2023 and is included in operating expenses in the Company's Condensed Consolidated Statements of Income. The estimated future amortization expense for intangibles as of September 30, 2024 was as follows:

2024 (remaining three months)	$907
2025	3,626
2026	2,876
2027	2,633
2028	2,598
Thereafter	18,869
Total	$31,509

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2024
(in thousands except per share data)
Note L – Derivative Instruments

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted purchases of inventory and are designated as cash flow hedging instruments. As of September 30, 2024, the Company's entire net forward contracts hedging portfolio consisted of a notional amount of $63,086, with current maturity dates ranging from October 2024 to October 2025 and the fair value included on the Company's Condensed Consolidated Balance Sheets in other current assets of $317 and other current liabilities of $961. For the three and nine months ended September 30, 2024, a loss of $22 and gain of $1 was reclassified from accumulated other comprehensive income and recognized in cost of sales on the Consolidated Statements of Income. For the three and nine months ended September 30, 2024 and 2023, the Company's hedging activities were considered effective, and, thus, no ineffectiveness from hedging activities was recognized during the first three quarters of 2024 and 2023.

Note M – Commitments, Contingencies and Other
Future Minimum Royalty and Advertising Payments
The Company has minimum commitments related to a license agreement. The Company sources, distributes, advertises, and sells certain of its products pursuant to a license agreement with an unaffiliated licensor. Royalty amounts under the license agreement are based on stipulated minimum net sales and the payment of minimum annual royalty amounts. The license agreement has various terms and renewal options, provided that minimum sales levels, and certain other conditions are achieved. As of September 30, 2024, the Company had future minimum royalty and advertising payments of $13,500. Royalty expenses are recognized in cost of sales on the Consolidated Statements of Income.

Legal Proceedings
The Company has been named as a defendant in certain lawsuits in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters should not have a material effect in the Company's financial position or results of operations.
Letters of Credit
As of September 30, 2024, the Company had $504 in letters of credit outstanding unrelated to the Company's Credit Agreement.

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
September 30, 2024
(in thousands except per share data)
Our Corporate activities do not constitute a reportable segment and include costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security, and other shared services.
The Chief Operating Decision Maker does not review asset information by segment; therefore, we do not present assets in this note.

For the three months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to-Consumer	Licensing	Total Segment	Corporate (1)	Consolidated
September 30, 2024
Total revenue	$299,315	$196,400	$125,455	$3,505	$624,675	$—	$624,675
Gross profit	$110,778	$64,963	$80,298	$3,505	$259,544	$—	$259,544
Income/(loss) from operations	$64,255	$30,661	$1,499	$3,228	$99,643	$(25,065)	$74,578
Depreciation and amortization	$855	$1,154	$1,816	$—	$3,825	$1,342	$5,167
Capital expenditures	$682	$10	$6,033	$—	$6,725	$645	$7,370
September 30, 2023
Total revenue	$306,058	$127,395	$116,393	$2,886	$552,732	$—	$552,732
Gross profit	$112,288	$43,366	$74,085	$2,886	$232,625	$—	$232,625
Income/(loss) from operations	$68,291	$24,164	$9,741	$2,157	$104,353	$(21,615)	$82,738
Depreciation and amortization	$619	$575	$1,122	$—	$2,316	$1,565	$3,881
Capital expenditures	$1,577	$39	$3,520	$—	$5,136	$970	$6,106

For the nine months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to-Consumer	Licensing	Total Segment	Corporate (1)	Consolidated
September 30, 2024
Total revenue	$832,000	$487,252	$374,194	$7,163	$1,700,609	$—	$1,700,609
Gross profit	$298,186	$158,558	$237,581	$7,163	$701,488	$—	$701,488
Income/(loss) from operations	$166,309	$64,178	$14,564	$5,924	$250,975	$(72,781)	$178,194
Depreciation and amortization	$2,230	$3,445	$4,796	$—	$10,471	$4,265	$14,736
Capital expenditures	$2,304	$198	$12,277	$—	$14,779	$1,863	$16,642
September 30, 2023
Total revenue	$823,288	$286,935	$344,197	$7,448	$1,461,868	$—	$1,461,868
Gross profit	$298,856	$96,590	$214,693	$7,448	$617,587	$—	$617,587
Income/(loss) from operations	$174,072	$44,983	$15,823	$5,247	$240,125	$(66,836)	$173,289
Depreciation and amortization	$1,806	$1,730	$3,238	$—	$6,774	$4,364	$11,138
Capital expenditures	$2,271	$130	$7,633	$—	$10,034	$3,865	$13,899

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2024
(in thousands except per share data)
The following table reconciles total segment gross profit to income before provision for income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total segment gross profit	$259,544	$232,625	$701,488	$617,587
Operating expenses	(178,915)	(149,887)	(507,343)	(444,298)
Change in valuation of contingent payment liability	2,584	—	(5,616)	—
Impairment of intangibles	(8,635)	—	(10,335)	—
Interest and other income - net	1,400	1,922	4,309	5,898
Income before provision for income taxes	$75,978	$84,660	$182,503	$179,187

The following table reconciles total segment income from operations to income before provision for income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total segment income from operations	$99,643	$104,353	$250,975	$240,125
Corporate costs	(25,065)	(21,615)	(72,781)	(66,836)
Interest and other income - net	1,400	1,922	4,309	5,898
Income before provision for income taxes	$75,978	$84,660	$182,503	$179,187

The following table summarizes revenue by geographic areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Domestic (1)	$503,269	$443,435	$1,386,593	$1,182,981
International	121,406	109,297	314,016	278,887
Total	$624,675	$552,732	$1,700,609	$1,461,868
(1) Includes revenues of $77,005 and $245,128, respectively, for the three and nine months ended September 30, 2024 and $73,205 and $195,272, respectively, for the comparable period in 2023 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by the Company's international entities.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2024
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2024
(in thousands except per share data)
As of September 30, 2024, the Company had no cash borrowings and no letters of credit outstanding under the Credit Agreement.

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
September 30, 2024
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2024 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
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

Overview
($ in thousands, except for retail store count, earnings per share, and per share data)

Steven Madden, Ltd. and its subsidiaries design, source, and market fashion-forward branded and private label footwear, accessories, and apparel. We distribute our products in the wholesale channel through department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and other international markets through our joint ventures in Israel, South Africa, China, Taiwan, Malaysia, Latin America, South Eastern Europe, and the Middle East along with special distribution arrangements in certain European countries, North Africa, South and Central America, Australia, and various countries in Asia. In addition, our products are distributed through our direct-to-consumer channel within the United States, Canada, Mexico, and Europe, and our joint ventures in Israel, South Africa, China, Taiwan, Latin America, Southeastern Europe, and the Middle East.

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

Recent Developments

On August 13, 2024, the Company completed the sale of substantially all of the assets and liabilities related to one of its subsidiaries, Greats Brand Inc. ("GREATS®"), to an unrelated third party, Unified Commerce Group Ltd. ("UCG"), in exchange for a minority interest in UCG with an estimated fair value of approximately $4,020. The Company determined that GREATS® met the definition of a business under ASC 805, Business Combinations. The transaction resulted in the deconsolidation of GREATS® from the consolidated financial statements and the recognition of a loss on sale in the amount of $3,199, which was included within operating expenses in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024. Prior to the divestiture, GREATS® was part of our Direct-to-Consumer segment.

During the third quarter of 2024, the Company decided to discontinue the use of its Almost Famous brand and transition its marketing and sales efforts under the Madden Girl brand. As a result of this decision, the Company reassessed the carrying amount of its Almost Famous trademark for impairment in accordance with ASC 350, Intangibles – Goodwill and Other. Based on this assessment, the Company determined that the estimated future cash flows related to the Almost Famous trademark was less than its carrying value, and therefore, the asset was impaired. As such, the Company recognized an impairment charge of $8,635, representing the remaining carrying amount of the asset, which was recorded within Impairment of intangibles in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024. Prior to writing off the Almost Famous trademark, it was recorded within our Wholesale Apparel/Accessories segment.

Economic Conditions and Industry Trends

The global economy and retail sector are influenced by a range of factors. Ongoing economic challenges, especially persistent inflation, high interest rates, substantial foreign currency fluctuations, bank failures, and recession fears continue to affect consumer discretionary income, spending habits, and overall sentiment in the U.S. and beyond. In response to these pressures, many retailers, particularly in the U.S., have adopted more promotional strategies to combat declines in foot traffic and boost conversion rates, while also addressing high inventory levels.

The department store sector has seen significant changes, including consolidations, restructurings, bankruptcies, and an increase in store closures. The geopolitical landscape remains uncertain, with over 60 countries, including the U.S., set to hold national elections in 2024. These elections could lead to shifts in international trade relations, legislative changes (including tax and import regulations), and potential diplomatic tensions, all of which may negatively affect the global economy and our business performance.

Ongoing military conflicts, notably the wars in Russia-Ukraine and Israel-Hamas, as well as recent violence in the Middle East and attacks on cargo vessels in the Red Sea, have also had a detrimental impact on the global economy. Although our voluntary suspension of operations in Russia and our limited presence in Israel have not materially affected our financial statements, the broader economic ramifications of these conflicts—such as inflation, unfavorable currency exchange rates, rising energy prices, food shortages, and financial market volatility—have influenced consumer confidence and sentiment. While the Red Sea crisis has led to some shipping delays, its long-term effects on inventory receipt and freight costs remain uncertain.

In light of these challenges, we are executing the following key strategic initiatives, which are aimed at driving growth and improving operational efficiency:

•Product Diversification: Expanding our product offerings across various categories, including footwear, accessories, and apparel, to attract a broader customer base.
•Digital Expansion: Enhancing our online presence remains a priority, with investments in e-commerce capabilities and digital marketing to increase direct-to-consumer sales.
•Sustainability Focus: Committing to sustainability initiatives, incorporating eco-friendly materials and practices into our product lines to meet consumer demand for responsible fashion.
•Global Market Penetration: Looking to strengthen our international footprint, exploring opportunities in key global markets to capture additional revenue streams.
•Operational Efficiency: Efforts to streamline operations, reduce costs, and improve supply chain management are ongoing, aimed at enhancing overall profitability.
•Brand Building: Continued investment in marketing and brand positioning to elevate the Steven Madden brand and engage with consumers effectively.

Executive Summary

Key Highlights

Total revenue for the quarter ended September 30, 2024 increased 13.0% to $624,675 compared to $552,732 in the same period of last year. Net income attributable to Steven Madden, Ltd. was $55,278 in the third quarter of 2024 compared to $64,413 in the same period of last year. Our effective tax rate for the third quarter of 2024 was 25.5% compared to 23.1% in the third quarter of last year. Diluted earnings per share were $0.77 per share on 71,569 diluted weighted average shares outstanding compared to diluted earnings per share of $0.87 per share on 74,071 diluted weighted average shares outstanding in the third quarter of last year.

Our inventory turnover (calculated on a trailing four quarter average) for the quarter ended September 30, 2024 was 5.5 compared to 5.4 times at September 30, 2023. Our total Company accounts receivable average collection days increased to 66 days in the third quarter of 2024 compared to 61 days in the third quarter of 2023. As of September 30, 2024, we had $150,478 in cash, cash equivalents, and short-term investments, no debt, and total stockholders’ equity of $860,066. Working capital was $491,880 as of September 30, 2024, compared to $521,823 as of September 30, 2023.

Results of Operations

The following tables set forth information on operations for the periods indicated:

	Three Months Ended September 30,
(in thousands, except for number of stores)	2024		2023
CONSOLIDATED:
Net sales	$621,170	99.4%	$549,846	99.5%
Licensing fee income	3,505	0.6%	2,886	0.5%
Total revenue	624,675	100.0%	552,732	100.0%
Cost of sales (exclusive of depreciation and amortization)	365,131	58.5%	320,107	57.9%
Gross profit	259,544	41.5%	232,625	42.1%
Operating expenses	178,915	28.6%	149,887	27.1%
Change in valuation of contingent payment liability	(2,584)	(0.4%)	—	—%
Impairment of intangible	8,635	1.4%	—	—%
Income from operations	74,578	11.9%	82,738	15.0%
Interest and other income – net	1,400	0.2%	1,922	0.3%
Income before provision for income taxes	$75,978	12.2%	$84,660	15.3%
Net income attributable to Steven Madden, Ltd.	$55,278	8.8%	$64,413	11.7%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total Revenue	$299,315	100.0%	$306,058	100.0%
Cost of sales (exclusive of depreciation and amortization)	188,537	63.0%	193,770	63.3%
Gross profit	110,778	37.0%	112,288	36.7%
Operating expenses	46,523	15.5%	43,997	14.4%
Income from operations	$64,255	21.5%	$68,291	22.3%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total Revenue	$196,400	100.0%	$127,395	100.0%
Cost of sales (exclusive of depreciation and amortization)	131,437	66.9%	84,029	66.0%
Gross profit	64,963	33.1%	43,366	34.0%
Operating expenses	28,251	14.4%	19,202	15.1%
Change in valuation of contingent payment liability	(2,584)	(1.3%)	—	—%
Impairment of intangible	8,635	4.4%	—	—%
Income from operations	$30,661	15.6%	$24,164	19.0%

DIRECT-TO-CONSUMER SEGMENT:
Total Revenue	$125,455	100.0%	$116,393	100.0%
Cost of sales (exclusive of depreciation and amortization)	45,157	36.0%	42,308	36.3%
Gross profit	80,298	64.0%	74,085	63.7%
Operating expenses	78,799	62.8%	64,344	55.3%
Income from operations	$1,499	1.2%	$9,741	8.4%
Number of stores (excludes concessions)	287		256

LICENSING SEGMENT:
Licensing income	$3,505	100.0%	$2,886	100.0%
Gross profit	3,505	100.0%	2,886	100.0%
Operating expenses	277	7.9%	729	25.3%
Income from operations	$3,228	92.1%	$2,157	74.7%

Corporate:
Operating expenses	$25,065	—%	$21,615	—%
Loss from operations	$(25,065)	—%	$(21,615)	—%

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Consolidated:

Total revenue for the three months ended September 30, 2024 increased 13.0% to $624,675 compared to $552,732 in the same period of the prior year, driven by increases in the Wholesale Accessories/Apparel and Direct-to-Consumer businesses. Gross profit was $259,544, or 41.5% of total revenue, as compared to $232,625, or 42.1% of total revenue, in the prior-year period. Gross profit in the 2024 period included $59 of expense related to the purchase accounting fair value adjustment of inventory from acquired businesses. The decrease in gross profit as a percentage of total revenue was driven by the impact of the Almost Famous acquisition. Operating expenses in the third quarter of 2024 were $178,915, or 28.6% of total revenue, as compared to $149,887, or 27.1% of total revenue, in the third quarter of the prior year. The increase in operating expenses as a percentage of total revenue was attributable to higher payroll-related expenses, our continued investment in marketing and a mix shift within our Direct-to-Consumer segment to e-commerce. In the third quarter of 2024, our operating expenses also included $3,199 due to a loss on the divestiture of a business and $1,480 due to acquisition costs and the formation of joint ventures. The 2023 operating expenses included $538 of expense related to dissolution of an entity in Asia and $84 of expense related to certain severances and termination benefits. During the third quarter 2024, we also recorded $8,635 related to the impairment of an intangible and a benefit of $2,584 due to the change in valuation of a contingent payment liability. Income from operations for the third quarter of 2024 decreased to $74,578, or 11.9% of total revenue, as compared to $82,738, or 15.0% of total revenue, in the prior-year period. The effective tax rate in the third quarter of 2024 was 25.5% compared to 23.1% in the third quarter of last year. Net income attributable to Steven Madden, Ltd. for the third quarter of 2024 was $55,278 compared to $64,413 in the third quarter of 2023.

Wholesale Footwear Segment:

Revenue from the Wholesale Footwear segment in the third quarter of 2024 accounted for $299,315, or 47.9% of total revenue, as compared to $306,058, or 55.4% of total revenue, in the third quarter of 2023. Wholesale Footwear revenue decreased 2.2% compared to the same quarter of 2023 driven by a decrease in demand in the branded business. Gross profit was $110,778, or 37.0% of Wholesale Footwear revenue, in the third quarter of 2024 as compared to $112,288, or 36.7% of Wholesale Footwear revenue, in the third quarter of 2023. Operating expenses in the third quarter of 2024 were $46,523, or 15.5% of Wholesale Footwear revenue, as compared to $43,997, or 14.4% of Wholesale Footwear revenue, in the third quarter of the prior year. The increase in operating expenses as a percentage of Wholesale Footwear revenue was attributable to increases in payroll-related expenses. In the third quarter of 2024, operating expenses included an expense of $109 related to acquisition costs and the formation of joint ventures. The 2023 operating expenses included $2,712 of expense related to dissolution of an entity in Asia and $41 of expense related to certain severances and termination benefits. Income from operations decreased to $64,255, or 21.5% of Wholesale Footwear revenue, in the third quarter of 2024 as compared to $68,291, or 22.3% of Wholesale Footwear revenue in the third quarter of the prior year.

Wholesale Accessories/Apparel Segment:

Revenue from the Wholesale Accessories/Apparel segment in the third quarter of 2024 accounted for $196,400, or 31.4% of total revenue, as compared to $127,395, or 23.0% of total revenue, in the third quarter of 2023. Wholesale Accessories/Apparel revenue increased 54.2% compared to the same quarter of 2023 driven by the incremental revenue from the acquisition of Almost Famous, as well as strength in the Steve Madden handbag business. Gross profit was $64,963, or 33.1% of Wholesale Accessories/Apparel revenue, in the third quarter of 2024 as compared to $43,366, or 34.0% of Wholesale Accessories/Apparel revenue, in the third quarter of the prior year. The decrease in gross profit as a percentage of revenue was due to the impact of the Almost Famous acquisition. Gross profit in the 2024 period included $59 of expense in connection with the purchase accounting fair value adjustment of inventory from acquired businesses. Operating expenses in the third quarter of 2024 were $28,251, or 14.4% of Wholesale Accessories/Apparel revenue, as compared to $19,202, or 15.1% of Wholesale Accessories/Apparel revenue, in the third quarter of the prior year. The decrease in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was attributable to expense leverage on a higher revenue base. In the third quarter of 2024, operating expenses included an expense of $195 related to acquisition costs and the formation of joint ventures. The 2023 operating expenses included $43 of expense related to certain severances and termination benefits. During the third quarter 2024, we also recorded $8,635 related to an impairment of an intangible and a benefit of $2,584 due to the change in valuation of a contingent payment liability. Income from operations increased to $30,661, or 15.6% of Wholesale Accessories/Apparel revenue, in the third quarter of 2024, as compared to $24,164, or 19.0% of Wholesale Accessories/Apparel revenue in the third quarter of the prior year.

Direct-to-Consumer Segment:

In the third quarter of 2024, revenue from the Direct-to-Consumer segment accounted for $125,455, or 20.1% of total revenue, as compared to $116,393, or 21.1% of total revenue, in the third quarter of 2023. Revenue increased 7.8% compared to the prior year period, driven by increases in our e-commerce and brick-and-mortar stores. As of September 30, 2024, we operated 282 brick-and-mortar stores, five e-commerce websites, and 67 concessions in international markets compared to 251 brick-and-mortar stores, five e-commerce websites, and 22 concessions in international markets as of September 30, 2023. Gross profit in the third quarter of 2024 was $80,298, or 64.0% of Direct-to-Consumer revenue, compared to $74,085, or 63.7% of Direct-to-Consumer revenue, in the third quarter of 2023. The increase in gross profit as a percentage of revenue was primarily due to a reduction in promotional activity. Operating expenses in the third quarter of 2024 were $78,799, or 62.8% of Direct-to-Consumer revenue, as compared to $64,344, or 55.3% of Direct-to-Consumer revenue, in the third quarter of 2023. The increase in operating expenses as a percentage of revenue was mainly attributable to higher marketing expense and occupancy related costs. In the third quarter of 2024, operating expenses included $3,199 due to a loss on the divestiture of a business and an expense of $1,176 related to acquisition costs and the formation of joint ventures. In the same period of 2023, operating expenses included a benefit of $2,174 related to the dissolution of an entity in Asia. In the third quarter of 2024, income from operations for the Direct-to-Consumer segment was $1,499, or 1.2% of Direct-to-Consumer revenue, as compared to $9,741, or 8.4% of Direct-to-Consumer revenue, in the third quarter of the prior year.

Licensing Segment:

Royalty income generated by the Licensing segment accounted for $3,505, or 0.6% of total revenue, in the third quarter of 2024 compared to $2,886, or 0.5% of total revenue, in the third quarter of 2023. Operating expenses were $277 in the current period compared to $729 in the same period of the prior year. In the third quarter of 2024, income from operations for the Licensing segment was $3,228 as compared to $2,157 in the same period last year.

Corporate:

Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security, and other shared services. Corporate operating expenses were, $25,065, or 4.0% of total revenue, in the third quarter of 2024 as compared to $21,615, or 3.9% of total revenue, in the third quarter of 2023.

The following tables set forth information on operations for the periods indicated:

	Nine Months Ended September 30,
(in thousands, except for number of stores)	2024		2023
CONSOLIDATED:
Net sales	$1,693,446	99.6%	$1,454,420	99.5%
Licensing income	7,163	0.4%	7,448	0.5%
Total revenue	1,700,609	100.0%	1,461,868	100.0%
Cost of sales (exclusive of depreciation and amortization)	999,121	58.8%	844,281	57.8%
Gross profit	701,488	41.2%	617,587	42.2%
Operating expenses	507,343	29.8%	444,298	30.4%
Change in valuation of contingent payment liability	5,616	0.3%	—	—%
Impairment of intangibles	10,335	0.6%	—	—%
Income from operations	178,194	10.5%	173,289	11.9%
Interest and other income – net	4,309	0.3%	5,898	0.4%
Income before provision for income taxes	$182,503	10.7%	$179,187	12.3%
Net income attributable to Steven Madden, Ltd.	$134,589	7.9%	$135,673	9.3%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total revenue	$832,000	100.0%	$823,288	100.0%
Cost of sales (exclusive of depreciation and amortization)	533,814	64.2%	524,432	63.7%
Gross profit	298,186	35.8%	298,856	36.3%
Operating expenses	131,877	15.9%	124,784	15.2%
Income from operations	$166,309	20.0%	$174,072	21.1%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total revenue	$487,252	100.0%	$286,935	100.0%
Cost of sales (exclusive of depreciation and amortization)	328,694	67.5%	190,345	66.3%
Gross profit	158,558	32.5%	96,590	33.7%
Operating expenses	80,129	16.4%	51,607	18.0%
Change in valuation of contingent payment liability	5,616	1.2%	—	—%
Impairment of intangible	8,635	1.8%	—	—%
Income from operations	$64,178	13.2%	$44,983	15.7%

DIRECT-TO-CONSUMER SEGMENT:
Total revenue	$374,194	100.0%	$344,197	100.0%
Cost of sales (exclusive of depreciation and amortization)	136,613	36.5%	129,504	37.6%
Gross profit	237,581	63.5%	214,693	62.4%
Operating expenses	221,317	59.1%	198,870	57.8%
Impairment of intangible	1,700	0.5%	—	—%
Income from operations	$14,564	3.9%	$15,823	4.6%
Number of stores	287		256

LICENSING SEGMENT:
Licensing income	$7,163	100.0%	$7,448	100.0%
Gross profit	7,163	100.0%	7,448	100.0%
Operating expenses	1,239	17.3%	2,201	29.6%
Income from operations	$5,924	82.7%	$5,247	70.4%

Corporate:
Operating expenses	72,781	—%	$66,836	—%
Loss from operations	$(72,781)	—%	$(66,836)	—%

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Consolidated:

Total revenue in the nine months ended September 30, 2024 increased 16.3% to $1,700,609 compared to $1,461,868 in the same period of the prior year with increases in the Wholesale Accessories/Apparel, Direct-to-Consumer, and Wholesale Footwear businesses. Gross profit was $701,488, or 41.2% of total revenue, as compared to $617,587, or 42.2% of total revenue, in the prior-year period. The decrease in gross profit as a percentage of total revenue was driven by the impact of the Almost Famous acquisition. Gross profit in the 2024 period included $393 of expense in connection with the purchase accounting fair value adjustment of inventory from acquired businesses. Operating expenses for the first nine months of 2024 were $507,343, or 29.8% of total revenue, as compared to $444,298, or 30.4% of total revenue, in the first nine months of the prior year. The decrease in operating expenses as a percentage of total revenue was primarily attributable to expense leverage on a higher revenue base. In the first nine months of 2024, operating expenses included an expense of $3,199 related to a loss on the divestiture of a business, $2,776 related to acquisition costs and the formation of joint ventures, and $326 working capital adjustment related to the Almost Famous acquisition. The 2023 same period operating expenses included $1,760 of expense related to certain severances, termination benefits, a corporate office relocation, and $538 of expense related to the dissolution of an entity in Asia. In the 2024 period, we also recorded a charge of $10,335 related to the impairment of intangibles and an expense of $5,616 due to the change in valuation of a contingent payment liability. Income from operations increased to $178,194, or 10.5% of total revenue, as compared to income from operations of $173,289, or 11.9% of total revenue, in the prior-year period. The effective tax rate in the first nine months of 2024 was 24.3% compared to 23.6% in the first nine months of the prior year. Net income attributable to Steven Madden, Ltd. in the first nine months of 2024 was $134,589 compared to $135,673 in the same period of 2023.

Wholesale Footwear Segment:

Revenue from the Wholesale Footwear segment in the first nine months of 2024 accounted for $832,000, or 48.9% of total revenue, as compared to $823,288, or 56.3% of total revenue, in the first nine months of 2023. Revenue increased 1.1% driven by growth in our private label business partially offset by decrease in demand in the branded business. Gross profit was $298,186, or 35.8% of Wholesale Footwear revenue, in the first nine months of 2024, as compared to $298,856, or 36.3% of Wholesale Footwear revenue, in the first nine months of 2023. The decrease in gross profit as a percentage of revenue was primarily due to higher penetration of our private label business. Operating expenses in the first nine months of 2024 were $131,877, or 15.9% of Wholesale Footwear revenue, as compared to $124,784, or 15.2% of Wholesale Footwear revenue, in the first nine months of the prior year. The increase in operating expenses as a percentage of Wholesale Footwear revenue was attributable to increases in payroll-related expenses and marketing investment. In the first nine months of 2024, operating expenses included an expense of $109 related to acquisition costs and the formation of joint ventures. The 2023 same period operating expenses included $356 of expense related to certain severances, termination benefits, a corporate office relocation, and $2,712 of expense related to the dissolution of an entity in Asia. Income from operations decreased to $166,309, or 20.0% of Wholesale Footwear revenue in the first nine months of 2024 as compared to $174,072, or 21.1% of Wholesale Footwear revenue, in the same period of the prior year.

Wholesale Accessories/Apparel Segment:

Revenue from the Wholesale Accessories/Apparel segment in the first nine months of 2024 accounted for $487,252, or 28.7% of total revenue, as compared to $286,935, or 19.6% of total revenue, in the first nine months of 2023. Revenue increased 69.8% driven by the incremental revenue from the acquisition of Almost Famous, as well as strength in the Steve Madden handbag and apparel businesses. Gross profit was $158,558, or 32.5% of Wholesale Accessories/Apparel revenue, in the first nine months of 2024 as compared to $96,590, or 33.7% of Wholesale Accessories/Apparel revenue, in the first nine months of the prior year. The decrease in gross profit as a percentage of revenue was due to the impact of the Almost Famous acquisition. Gross profit in the 2024 period included $393 of expense in connection with the purchase accounting fair value adjustment of inventory from acquired businesses. Operating expenses in the first nine months of 2024 were $80,129, or 16.4% of Wholesale Accessories/Apparel revenue, as compared to $51,607, or 18.0% of Wholesale Accessories/Apparel revenue, in the same period of the prior year. The decrease in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to expense leverage on a higher revenue base. The first nine months of 2024 operating expenses included an expense of $398 related to acquisition costs and the formation of joint ventures and $326 of working capital adjustment related to the Almost Famous acquisition. The 2023 same period operating expenses included $481 of expense related to certain severances, termination benefits, and a corporate office relocation. In the 2024 period, we also recorded a charge of $8,635 related to the impairment of an intangible and an expense of $5,616, due to the change in valuation of a contingent payment liability. Income from operations for the Wholesale Accessories/Apparel segment in the first nine months of 2024 was $64,178, or 13.2% of Wholesale Accessories/Apparel revenue, as compared to $44,983, or 15.7% of Wholesale Accessories/Apparel revenue, in the same period of the prior year.

Direct-to-Consumer Segment:

In the first nine months of 2024, revenue from the Direct-to-Consumer segment accounted for $374,194, or 22.0% of total revenue, as compared to $344,197, or 23.5% of total revenue, in the first nine months of 2023. Revenue increased 8.7% driven by increases in both our brick-and-mortar and e-commerce businesses. Gross profit in the first nine months of 2024 was $237,581, or 63.5% of Direct-to-Consumer revenue, compared to $214,693, or 62.4% of Direct-to-Consumer revenue, in the first nine months of 2023. The increase in gross profit as a percentage of revenue was primarily due to a reduction in promotional activity. Operating expenses in the first nine months of 2024 were $221,317, or 59.1% of Direct-to-Consumer revenue, as compared to $198,870, or 57.8% of Direct-to-Consumer revenue, in the first nine months of 2023. The increase in operating expenses as a percentage of revenue was attributable to higher marketing expense and occupancy related costs, partially offset by savings in logistics and fulfillment expenses. The first nine months of 2024 operating expenses also included an expense of $3,199 related to a loss on the divestiture of a business and $2,268 related to acquisition costs and the formation of joint ventures. In the same period of 2023, operating expenses included $259 of expense related to certain severances, termination benefits, a corporate office relocation, and a benefit of $2,174 related to the dissolution of an entity in Asia. In the 2024 period, we also recorded a charge of $1,700 related to the impairment of an intangible. In the first nine months of 2024, income from operations for the Direct-to-Consumer segment was $14,564, or 3.9% of Direct-to-Consumer revenue, as compared to $15,823, or 4.6% of Direct-to-Consumer revenue, in the same period last year.

Licensing Segment:

Royalty income generated by the Licensing segment accounted for $7,163, or 0.4% of total revenue, in the first nine months of 2024 compared to $7,448, or 0.5% of total revenue, in the first nine months of 2023. Operating expenses decreased to $1,239 in the current period compared to $2,201 in the same period of the prior year. Income from the Licensing segment was $5,924 in the first nine months of 2024, as compared to $5,247 in the same period last year.

Corporate:

Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security, and other shared services. Corporate operating expenses amounted to $72,781 or 4.3% of total revenue in the first nine months of 2024 as compared to $66,836 or 4.6% of total revenue in the same period last year.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, cash, cash equivalents, and short-term investments. Cash, cash equivalents, and short-term investments totaled $150,478 and $219,813 at September 30, 2024 and December 31, 2023, respectively. Of the total cash, cash equivalents, and short-term investments as of September 30, 2024, $104,674, or approximately 70%, was held in our foreign subsidiaries, and of the total cash, cash equivalents, and short-term investments on December 31, 2023, $134,745, or approximately 61%, was held in our foreign subsidiaries.
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
As of September 30, 2024, we had working capital of $491,880, cash and cash equivalents of $139,414, short-term investments of $11,064, no cash borrowing, and $504 in letters of credit outstanding unrelated to the Credit Agreement.
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
Cash Flows

A summary of our cash provided by and used in operating, investing, and financing activities was as follows:

Operating Activities

Cash provided by operations was $94,245 for the nine months ended September 30, 2024, compared to $77,756 in the same period of the prior year. The increase in cash provided by operations, as presented in the statement of cash flow, was primarily driven by favorable changes in accounts payable, impairment of intangibles, and net income, partially offset by unfavorable changes in inventories and receivables.

Investing Activities

Cash used in investing activities was $16,715 for the nine months ended September 30, 2024, which primarily consisted of purchases of $12,840 of short-term investments; capital expenditures of $16,642 for leasehold improvements, new stores, and systems enhancements; the acquisition of a hosiery business for $4,259 partially offset by $16,654 from the proceeds of sales of short-term investments.

Financing Activities

During the nine months ended September 30, 2024, net cash used in financing activities was $140,582, which primarily consisted of share repurchases and net settlements of stock awards of $95,788, as well as cash dividends paid of $45,880.

Contractual Obligations

Our contractual obligations as of September 30, 2024 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2024	2025-2026	2027-2028	2029 and after
Operating lease obligations(1)	$184,366	$13,467	$88,982	$49,024	$32,893
Purchase obligations	245,573	187,526	58,047	—	—
Future minimum royalty and advertising payments(2)	13,500	1,500	6,000	6,000	—
Transition tax	4,884	4,884	—	—	—
Total	$448,323	$207,377	$153,029	$55,024	$32,893
(1) Refer to Note F – Leases to the Condensed Consolidated Financial Statements included in this Quarterly Report for further information.
(2) Refer to Note M – Commitments, Contingencies and Other to the Condensed Consolidated Financial Statements included in this Quarterly Report for further information.
Substantially all our products are produced by independent manufacturers at overseas locations, the majority of which are located in China, with a growing percentage located in Cambodia, Mexico, Vietnam, India, Italy, Brazil, Tunisia, and various other European and Asian countries. We have not entered into any long-term manufacturing or supply contracts with any of these foreign manufacturers. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. Purchases are made primarily in United States dollars.
As of the date of this report, we have employment agreements with our Founder and Creative and Design Chief, Steven Madden, and certain executive officers, which provide for the payment of compensation aggregating to approximately $2,672 through the remainder of 2024, $10,368 in 2025, $9,396 in 2026, $8,589 in 2027, $8,549 in 2028, $7,942 in 2029, and $7,746 in each of the years 2030 and 2031. In addition, some of these employment agreements provide for incentive compensation based on various performance criteria and some provide for discretionary bonuses as well as other benefits, including stock-based compensation.
Transition tax of $4,884 was the result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). Excluded from the contractual obligations table above are long-term taxes payable of $238 as of September 30, 2024 primarily related to an uncertain tax position, for which we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond one year due to uncertainties in the timing and outcome of tax audits.
Dividends
On November 6, 2024, our Board of Directors approved a quarterly cash dividend. The quarterly dividend of $0.21 per share is payable on December 27, 2024 to stockholders of record as of the close of business on December 13, 2024.

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

Off-Balance Sheet Arrangements
In addition to the commitments included in the Contractual Obligations table above, we have outstanding letters of credit of $504 outstanding as of September 30, 2024 related to the purchase of inventory. These letters of credit expire at various dates through 2030.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)

Interest Rate Risk
We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and the BSBY. The terms of our $150,000 asset-based revolving credit agreement (the “Credit Facility”) and our collection agency agreements with Rosenthal & Rosenthal, Inc. and CIT Group/Commercial Services, Inc. can be found in the Liquidity and Capital Resources section of Item 2 and in Note O – Credit Agreement and Note P – Factoring Agreements, respectively, to the Condensed Consolidated Financial Statements included in this Quarterly Report. Because we had no cash borrowings under the Credit Facility as of September 30, 2024, a 10% change in interest rates, with all other variables held constant, would have an immaterial effect on our reported interest expense.
As of September 30, 2024, we held short-term investments valued at $11,064, which consist of certificates of deposit. We have the ability to hold these investments until maturity.
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
As of September 30, 2024, we had entered into forward foreign exchange contracts with notional amounts totaling $63,086. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of September 30, 2024. As of September 30, 2024, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts, with all other variables held constant, would result in a net increase or decrease in the fair value of our derivatives portfolio of approximately $64, which is immaterial to the Condensed Consolidated Financial Statements.
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

As permitted by the rules and regulations of the SEC, due to the timing of the closing of the acquisition, our management's assessment of the effectiveness of internal control over financial reporting did not include the internal controls of Turn On Products Inc. d/b/a Almost Famous, which we acquired on October 20, 2023. The acquired business constituted 8.0% of consolidated total assets as of September 30, 2024, and 7.5% of consolidated total revenue for the nine months ended September 30, 2024.

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

During the three months ended September 30, 2024, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in the 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
($ in thousands, except par value and per share data)

The following table presents the total number of shares of our common stock, $0.0001 par value, purchased by us in the three months ended September 30, 2024, the average price paid per share, the amount of shares purchased pursuant to our Share Repurchase Program and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period pursuant to our share repurchase program. See Note G – Share Repurchase Program to the Condensed Consolidated Financial Statements for further details on our Share Repurchase Program. During the three months ended September 30, 2024, there were no sales by us of unregistered shares of common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2024 - 7/31/2024	3	$42.01	—	$105,302
8/1/2024 - 8/31/2024	277	$44.08	275	$93,186
9/1/2024 - 9/30/2024	175	$45.30	174	$85,310
Total	455	$43.12	449

(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan, as amended, and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan, each provide us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy all or part of the tax-withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax-withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the third quarter of 2024 in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements with an aggregate purchase price of approximately $245.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules).

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Notes to Condensed Consolidated Financial Statements, and (vii) information set forth under Part II, Item 5, tagged as blocks of text*

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

Dated: November 8, 2024

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ZINE MAZOUZI
Zine Mazouzi
Chief Financial Officer and Executive Vice President of Operations