Form 10-K
period 2024-12-31
STEVEN MADDEN, LTD.
filed 2025-03-03
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was $3,028,329,798 (based on the closing sale price of the registrant's common stock on that date as reported on The NASDAQ Global Select Market).
The number of outstanding shares of the registrant's common stock as of February 26, 2025 was 72,383,730 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates certain information by reference from the registrant's definitive proxy statement for the registrant's 2025 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

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
•our ability to adapt to our business model to rapid changes in the retail industry;
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
•risks associated with the pending acquisition of Kurt Geiger, including the possibility that the transaction may not be completed on the anticipated timeline or at all;
•our ability to navigate current changes in and potential future changes in trade policies and tariffs imposed by the United States government and the governments of other nations in which we source or sell products;
•our ability to adequately protect our trademarks and other intellectual property rights;
•our ability to maintain adequate liquidity when negatively impacted by unforeseen events such as an epidemic or a pandemic, which may cause disruption to our business operations for an indeterminable period of time;
•geopolitical tensions in the regions in which we operate and any related challenging macroeconomic conditions globally that may materially adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, and financial condition;
•our ability to navigate shifting macroeconomic environments including but not limited to inflation and the potential for recessionary conditions;
•legal, regulatory, political, and economic risks that may affect our operations in international markets;
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

PART I
ACCESS TO COMPANY REPORTS AND OTHER INFORMATION
Steven Madden, Ltd. (collectively, with its subsidiaries, the “Company,” "we," "our," or "us," as applicable) was incorporated in New York on July 9, 1990, completed its initial public offering in December 1993, and subsequently reincorporated under the same name in Delaware in November 1998.
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
We have a Code of Ethics for our Chief Executive Officer and our senior financial officers, a Code of Business Conduct and Ethics for members of our Board of Directors, and a Code of Conduct that is applicable to all of our employees. Each of these codes are posted on our website at https://investor.stevemadden.com/corporate-governance/highlights. We will provide paper copies of these codes free of charge upon request. We intend to disclose on our website any amendments to, or waivers of, these codes that would otherwise be reportable on a current report on Form 8-K. Such disclosure would be posted within four business days following the date of the amendment or waiver.

ITEM 1. BUSINESS
Steven Madden, Ltd. and its subsidiaries designs, sources, and markets fashion-forward branded and private label footwear, accessories, and apparel. We distribute our products through the wholesale channel to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe. Additionally, the Company operates in other international markets through its joint ventures in South Africa, the Middle East, Israel, various countries in Europe, Latin America, and certain countries in Asia, and through special distribution arrangements in various European countries, North Africa, South and Central America, and various countries within the Asia-Pacific region. We also distribute our products through our direct-to-consumer channel, which includes company-operated retail stores and e-commerce websites, in the United States, Canada, Mexico, South Africa, the Middle East, Israel, various countries in Europe, Latin America, and the Asia-Pacific region.
Our product offerings include a diverse range of contemporary styles, designed to establish or capitalize on market trends, complemented by core product offerings. We are recognized for our design creativity and ability to deliver trend-right products with high quality at accessible price points, efficiently and within short lead times.
The following is a description of our business as of December 31, 2024.
OUR SEGMENTS
Wholesale Footwear
Our Wholesale Footwear segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe. Additionally, the Company operates in other international markets through its joint ventures in South Africa, the Middle East, Israel, various countries in Europe, Latin America, and certain countries in Asia, and through special distribution arrangements in various European countries, North Africa, South and Central America, and various countries within the Asia-Pacific region. Our Wholesale Footwear products are designed and marketed for various lifestyles and include dress shoes, boots, booties, fashion sneakers, sandals, and casual shoes. The Wholesale Footwear segment consists of the following brands: Steve Madden, Dolce Vita®, Betsey Johnson®, Blondo®, and Anne Klein®. This segment also includes our private label footwear business. This segment represented 46.4% of total revenue during 2024.
Wholesale Accessories/Apparel
Our Wholesale Accessories/Apparel segment designs, sources, and markets our brands and sells our products, primarily consisting of handbags and apparel, to department stores, mass merchants, off-price retailers, online retailers, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe. Additionally, the Company operates in other international markets through its joint ventures in South Africa, the Middle East, Israel, various countries in Europe, Latin America, and certain countries in Asia, and through special distribution arrangements in various European countries, North Africa, South and Central America, and various countries within the Asia-Pacific region. Our Wholesale Accessories/Apparel business consists of handbags, apparel, small leather goods, belts, soft accessories, fashion scarves, wraps, gifting, and other trend accessories. The Wholesale Accessories/Apparel segment consists of the following brands: Steve Madden, Dolce Vita®, Betsey Johnson®, Anne Klein®, and ATM® (which was acquired in November 2024). This segment also includes our private label handbag and accessories business. This segment represented 29.0% of total revenue during 2024.
Direct-to-Consumer
Our Direct-to-Consumer segment engages in the sale of footwear, handbags, apparel, and other accessories through Steve Madden and Dolce Vita full-price retail stores, Steve Madden outlet stores, directly-operated concessions in international markets, and directly-operated e-commerce websites. We operate retail locations in regional malls and shopping centers, as well as high streets in various cities across the United States, Canada, Mexico, South Africa, the Middle East, Israel, Europe, Latin America, and the Asia-Pacific region. Our stores play an important role in our test-and-react strategy, and also serve as fulfillment and return locations for our e-commerce business. Our stores also serve as a marketing tool that allows us to strengthen global brand recognition and to showcase selected items from our full line of branded and licensed products. In addition to these testing and marketing benefits, we have also been able to leverage sales information gathered at Steve Madden retail stores and our websites to assist our wholesale customers in their order placement and inventory management. We believe that our retail stores and websites enhance overall sales and profitability and our ability to react quickly to changing consumer demands.
As of December 31, 2024, we operated 291 brick-and-mortar retail stores, including 218 Steve Madden full-price stores, 68 Steve Madden outlet stores, and five Dolce Vita full-price stores. In addition, we ended the year with 20 concessions in Taiwan, 20 concessions in South Africa, and two concessions in Canada, totaling 42 concessions in international markets.
In addition to our brick-and-mortar stores, our Direct-to-Consumer business offers products online through our e-commerce websites in the United States, Canada, Mexico, Europe, and through our joint ventures in international markets. We operate five branded e-commerce websites, which include: www.stevemadden.com, www.dolcevita.com, www.betseyjohnson.com, www.blondo.com and www.atmcollection.com. This segment represented 24.1% of total revenue during 2024.
Licensing
Our Licensing segment engages in the licensing of the Steve Madden® and Betsey Johnson® trademarks for use in the sale of select apparel, accessories, and home categories as well as various other non-core products. Most of our license agreements require the licensee to pay the Company a royalty based on actual revenue, a minimum royalty in the event predetermined revenue targets are not achieved and a percentage of sales for brand advertising. This segment represented 0.5% of total revenue during 2024.
Corporate
Corporate does not constitute a reportable segment and includes costs not directly attributable to the reportable operating segments. These expenses are primarily related to corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services.
For additional information on our segments, refer to Note 19 – Operating Segment Information in the Notes to our consolidated financial statements included in this Annual Report.
OUR BRANDS
Steve Madden. We design, source, and market fashion-forward footwear, accessories, and apparel under the Steve Madden brand. The Steve Madden brand is a leader in the fashion footwear industry with permission from the customer to sell products across most footwear categories including dress shoes, boots, booties, fashion sneakers, and casuals. While the brand appeals to a wide demographic, the core target consumer is 18 to 40 years old. The Steve Madden brand is sold globally, including in the United States, Canada, Mexico, Europe, Africa, the Asia-Pacific region, the Middle East, and South and Central America.
Dolce Vita. Dolce Vita® is a contemporary women's brand known for its effortless style for the modern individual. Dolce Vita® is more than just shoes and handbags, it’s about creating a community, supporting underrepresented voices, and responsibly building a brand that we can be proud of with every step. The Dolce Vita® brand is sold globally, including in the United States, Canada, Mexico, Europe, Israel, Australia, and Indonesia. We acquired the Dolce Vita® footwear trademark in August 2014 and in December 2021, we acquired the remaining intellectual property rights of Dolce Vita®, handbags and other accessories.
Betsey Johnson. The Betsey Johnson® brand is recognized for its unique and original designs – both pretty and punk, lots of color, and movement and modernity – that embrace girl power at any age. Betsey Johnson® footwear and accessories are designed for inclusive, punky, and fiercely independent women with a target age of 25 to 45 years old. The Betsey Johnson® brand is primarily sold in the United States, and in select international markets. We acquired the Betsey Johnson® trademark and substantially all other intellectual property of Betsey Johnson LLC in October 2010.
Blondo. The Blondo® brand is a 100+ year-old footwear brand recognized for its quality water-resistant leather boots, booties, casual shoes, and sneakers. The Blondo® brand is primarily sold in the United States and Canada. We acquired the intellectual property and related assets of Blondo® in January 2015.
ATM. In November 2024, we acquired the ATM® (Anthony Thomas Melillo) brand, an elevated basics apparel brand known for slub jersey cotton t-shirts made primarily in Peru. ATM was founded in 2012. ATM is included within our Wholesale Accessories/Apparel segment, and is primarily sold in the United States.

GREATS. In August 2019, we acquired GREATS®, a Brooklyn-based digitally native footwear brand specializing in premium quality, responsibly made sneakers for men and women, which was primarily sold via e-commerce. In August 2024, the Company divested of substantially all the assets and liabilities related to the GREATS business.
LICENSED BRAND
Anne Klein. In January 2018, we entered into a license agreement with WHP Global to use the Anne Klein®, AK Sport®, AK Anne Klein Sport®, and Lion Head Design® (collectively "Anne Klein®") trademarks in connection with the design, marketing, and sale of footwear and accessories products. The Anne Klein® brand has a rich heritage going back over 50 years and is recognized for its dedication to timeless American classics. Anne Klein® footwear and accessories are sold in the United States, Canada, Mexico, and Israel.
PRODUCT DESIGN AND DEVELOPMENT
We have established a reputation for our creative design, marketing, and trend-right products at affordable price points. Our future success will substantially depend on our ability to continue to anticipate and react quickly to changing consumer demands. To meet this objective, we have developed what we believe is an unparalleled design team and process. Our design team strives to create designs that are true to our DNA, reflect current or anticipated trends, and can be manufactured in a timely and cost-effective manner. Most new products are tested in select retail stores and on our e-commerce websites. Based on these tests, among other things, products are selected and then offered for wholesale and direct-to-consumer distribution worldwide. We believe that our design and testing processes combined with our flexible sourcing model provide our brands with a significant competitive advantage and allow us to reduce the risk of incurring significant exit costs associated with the production and distribution of less desirable designs.
MANUFACTURING AND SUPPLY CHAIN

We source each of our product lines separately based on the individual design, style, and quality specifications of our various brands and product categories. We do not own or operate any foreign manufacturing facilities; rather, we use agents and our own sourcing offices to source our products from independently owned manufacturers in China, Cambodia, Mexico, Vietnam, Brazil, India, Italy, and various other countries. We have established relationships with a number of manufacturers and agents in each of these countries. We have not entered into any long-term manufacturing or supply contracts. We believe that a sufficient number of alternative sources exist for the manufacture of our products.
We continually monitor the availability of the principal raw materials used in our footwear, accessories, and apparel which are currently available from a number of sources in various parts of the world. We track inventory flow on a regular basis, monitor sell-through data, and incorporate input on product demand from our customers.
The suppliers and manufacturers of our products are required to adopt our Supplier Code of Conduct 2.0, which specifies that they comply with all local laws and regulations governing human rights, working conditions, anti-corruption, restricted substances, and environmental compliance, including animal welfare and conflict minerals, before we conduct business with them. We are committed to working with manufacturers, suppliers, vendors, and agents that share our Company’s goal of maintaining socially responsible and sustainable business practices.
Our products are manufactured overseas and most of our products are shipped via ocean freight carriers to our third-party distribution facilities in California and to a lesser extent New Jersey, and via ground freight from Mexico to our third-party distribution facility in Texas. We rely to a lesser extent on air carriers for the shipping of products. Once our products arrive in the United States, we distribute them mainly from six third-party distribution centers, including four located in California, one located in Texas, and one located in New Jersey. Our products are also distributed through a Company-operated distribution center located in Canada and through our third-party distribution facilities in Mexico and Europe. By utilizing distribution facilities specializing in fulfillment for wholesale customers, retail stores and e-commerce businesses, we believe that our customers are served in a prompt and efficient manner. Suppliers of products for our businesses in Canada, Mexico, Europe, China and our joint ventures in South Africa, the Middle East, Israel, various countries in Europe, Latin America, and certain countries in Asia, ship directly to the respective countries. Products for our overseas distributors are shipped to freight forwarders primarily in China, Cambodia, and Mexico where the distributor arranges for subsequent shipment. See Item 1A. “Risk Factors” below for a discussion of the risks associated with supply chain disruptions and changes to international trade policies.

DISTRIBUTION
For the year ended December 31, 2024, our revenue was primarily generated through two distribution channels: Wholesale and Direct-to-Consumer. Wholesale accounted for approximately $1,722,113, or 75.4% of total revenue, while Direct-to-Consumer accounted for approximately $550,153, or 24.1% of total revenue. Each distribution channel is described below.
Wholesale. We distribute product within our Wholesale Footwear and Wholesale Accessories/Apparel segments through a broad network of over 2,000 retailers, including department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and club stores. Our wholesale distribution network spans across the United States, Canada, Mexico, and Europe, as well as various international markets through our joint ventures. We also distribute our product under various distribution agreements in certain international markets. Under the terms of our distribution agreements, the distributors purchase product from us and are generally required to open a minimum number of stores each year and maintain a certain minimum level of sales in the licensed territory. The distribution agreements currently in place expire on various dates and include renewal options provided certain conditions are met.
For the year ended December 31, 2024, our top ten wholesale channel customers, in no particular order, included: Nordstrom, Macy's, Dillard's, Designer Brands, The TJX Companies, Ross Stores, Burlington Stores, Amazon, Walmart, and Target. In 2024, the Company had one customer who accounted for more than 10% of total revenue. That customer accounted for 11.8% of total revenue.
As of December 31, 2024, there were three customers who each accounted for more than 10% of total accounts receivable. These three customers accounted for 22.3%, 16.3%, and 14.4%, respectively, of total accounts receivable.
Direct-to-Consumer. We distribute product within our Direct-to-Consumer segment through Steve Madden and Dolce Vita full-price retail stores, Steve Madden outlet stores, directly-operated concessions in international markets, and directly-operated e-commerce websites. We operate retail locations in regional malls, shopping centers, and high streets in various cities across the United States, Canada, Mexico, South Africa, the Middle East, Israel, Europe, Latin America, and the Asia-Pacific region. We also operate concessions in South Africa, Taiwan, and Canada.
As of December 31, 2024, we operated 291 brick-and-mortar retail stores, including five Dolce Vita full-price stores and 68 Steve Madden outlet stores, and five e-commerce websites. In addition, we operated 42 Steve Madden concessions in international markets. Out of the 291 total brick-and-mortar retail stores, 178 stores were located outside of the United States.
COMPETITION
The fashion industry is highly competitive, with numerous domestic and international companies operating in the footwear, apparel, and accessories markets. Our competitors may have greater financial, operational, and marketing resources, among other advantages, which may allow them to compete more effectively. We believe that brand strength, trend-driven styling, product quality, value proposition, speed-to-market, marketing and distribution, and customer relationships are the key factors driving success in our industry. We remain committed to leveraging these elements to maintain and grow our market position. However, there is no assurance that we will be able to compete successfully against both established and emerging competitors. Increased competition, shifting consumer preferences, and evolving market dynamics could have a material adverse effect on our business, financial condition, and results of operations. For further discussion of related risks, see Item 1A. “Risk Factors.”
MARKETING
We have focused on creating a full-funnel marketing strategy that covers all stages of the customer journey to establish our Company as a leading designer and marketer of fashion footwear, accessories, and apparel for a diverse set of style-conscious consumers. Principal marketing activities include brand and performance marketing, social media and influencer marketing, experiential events, in-store and online promotions, and public relations focusing on product and brand placements, celebrity seeding, as well as public and media appearances by our Founder and Creative and Design Chief, Steve Madden. We foster high value lifetime customer relationships with investments in marketing technology and talent, both in-house and via strategic partnerships with external agencies. We continue to promote our e-commerce websites where customers can purchase Steve Madden, Dolce Vita®, Betsey Johnson®, Blondo®, and ATM® products.

MANAGEMENT INFORMATION SYSTEM (MIS) OPERATIONS
Effective and sophisticated information systems are essential to maintaining our competitive position and supporting our growth strategy. Our technology infrastructure consists of several integrated systems, as described below, designed to manage key business functions across wholesale, retail, e-commerce, and logistics.
•Enterprise Resource Planning (“ERP”) System. Our ERP system is an integrated system that supports our wholesale operations in the areas of finance and accounting, sourcing, purchase order management, customer order management, and inventory control. All of our North American wholesale businesses (other than Canada and Almost Famous, which are each operating under separate ERP systems), our European business, as well as our Asia sourcing operations, are operated through this ERP system.
•Warehouse Management System ("WMS"). Our WMS is utilized by the majority of our third-party logistics providers and is fully integrated with our ERP system to streamline inventory distribution processes.
•Retail and Point-of-Sale ("POS") Systems. Our retail stores operate on various POS systems that are integrated with our retail inventory management and store replenishment system to optimize in-store operations.
•E-commerce Platform. We utilize a direct-to-consumer e-commerce platform that supports our online sales, enabling customers to purchase products through our branded websites. This platform integrates with our ERP system and WMS to manage inventory, process sales, and coordinate fulfillment. We utilize a reputable cloud-based solution to support our growing e-commerce business.
•Ancillary Systems and Third-Party Services. Supporting our core systems, we utilize various specialized tools for supply chain management, business intelligence, data warehousing, Electronic Data Interchange, credit card processing, human resources, and payroll.
We regularly update and enhance these systems to improve functionality, efficiency, and integration across our business.
INFORMATION SYSTEMS

The Company maintains its information technology and security policies, comprised of risk management policies and procedures surrounding the Company’s information systems, cybersecurity practices, and protection of confidential information. The Company’s Chief Information Security Officer has ultimate oversight of the Company’s cyber risk management policies and procedures, and chairs quarterly Information Security Steering Committee meetings, which provide cooperation, collaboration, and consensus driven information security guidance to both the Information Technology Department, and the Company as a whole. Our Chief Information Security Officer oversees our cybersecurity risk management and information security programs and provides quarterly status reports to the Information Security Steering Committee and the Audit Committee. As part of the Company's information security program, all global employees are required to complete annual training on information security awareness, including cybersecurity, global data privacy requirements, and information technology compliance measures. Certain roles require additional role-based, specialized cybersecurity training, such as tabletop exercises to ensure proactive preparation and effective coordination in the event of a security incident. The Company continuously performs penetration testing internally for all internal and public facing assets and annual network and application penetration tests are also conducted by a reputable external vendor. The outcomes and findings of the penetration testing are shared with the Information Security Steering Committee and the Audit Committee, as well as any steps the Company has taken to mitigate and remediate any identified risks. Additionally, we maintain network security and cyber liability insurance in order to provide a level of financial protection in the event of certain covered cyber losses and data breaches.
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
Trademarks we believe to be most significant to our business include: Steve Madden®, Madden Girl®, Madden NYC®, Betsey Johnson®, Dolce Vita®, Blondo®, and ATM®. We license our Steve Madden® and the Betsey Johnson® trademark for use in connection with the manufacture, marketing, and sale of select apparel, accessories, and home categories as well as various other non-core products.

In addition to the licensing of our trademarks, we in-license the trademarks of third parties for use in connection with some of our product lines. Generally, these licensing arrangements require us to make royalty payments equal to a percentage of our revenue or a minimum royalty as well as maintain a certain level of marketing to support the licensed trademark.
For additional information on our licensing arrangements, refer to Note 2 – Summary of Significant Accounting Policies and Note 15 – Commitments, Contingencies, and Other in the notes to our consolidated financial statements included in this Annual Report.
HUMAN CAPITAL MANAGEMENT
As of February 1, 2025, we employed approximately 4,800 employees globally, with approximately 2,200 of these employees located in the United States and 2,600 located internationally. Of these employees, approximately 3,500 work full-time and approximately 1,300 work part-time. Most of our part-time employees work in the Direct-to-Consumer segment. None of our employees are represented by a union, and we consider our relations with our employees to be good. We have never experienced a material interruption of our operations due to a labor dispute.
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
Career Development
In the dynamic world of fashion, it is vital that we support the continuous learning and personal growth of our employees. Our talent development initiatives focus on enhancing internal programs and processes that empower our employees to excel and feel a strong sense of belonging and fulfillment in their roles. Key initiatives include our long-standing professional development relationship with the University of Arizona Global Campus, a comprehensive tuition reimbursement program, leadership and management training, and access to external conferences and workshops that focus on specific industry knowledge. Further, we offer SM Learning Sessions, a company-wide initiative that brings together internal and external experts to share knowledge on diverse topics. This program not only enhances skillsets, but also fosters a collaborative and inclusive environment, encouraging cross-departmental interaction and networking. Furthermore, performance evaluations and constructive feedback mechanisms are integral to our strategy. By investing in employee development, we aim to create a workplace where employees are not only equipped to meet the challenges of the ever-evolving fashion industry but are also deeply engaged and committed to our long-term success.
Employee Wellness
At Steve Madden, we prioritize the well-being of our employees, which is why we’ve established Wellness Wednesdays as a monthly opportunity for our team to invest in themselves. During these sessions, employees can take a break from their work routines to indulge in rejuvenating activities like meditation sessions, soothing back massages, and nutritious snacks. Additionally, we offer financial wellness seminars, health fairs, discounted gym memberships, and on-site discounted food. We also offer an employee assistance program with a range of programs, resources, and tools that can help with various wellness issues. We collaborate with featured vendors to enhance the experience and provide even more ways for our employees to prioritize their wellness.

Charitable Giving
The Company regularly makes charitable donations, primarily through The Steve Madden Corporate Foundation (the “Foundation”), a donor-advised fund established under Fidelity Charitable and managed by Rockefeller Capital Management. The Foundation's charitable giving priorities include:
•Industry Innovation: We support equity, sustainability, and accessibility in the fashion industry. Our goal is to empower industry leaders and emerging talents to create a more equitable and sustainable future through strategic projects and collaborations that align with our commitment to progressive change.
•Community Impact: We uplift the communities surrounding our offices, stores, and supply chain. Through local partnerships and targeted donations, we address the specific needs of the areas where we operate, fostering stronger, more resilient communities.
We contributed $1.3 million and $1.0 million to the Foundation during 2024 and 2023, respectively, and have since launched multiple shop-to-give campaigns across our various company-operated e-commerce websites. Further information on our charitable initiatives can be found on the "Sustainability" section of our website, https://www.stevemadden.com/.
GOVERNMENT REGULATIONS
Our business is subject to various United States federal, state, local, and foreign laws and regulations, including those related to environmental protection, health, and safety. We may also incur liability under environmental laws and regulations for contamination at sites we currently or previously owned or operated, including contamination caused by prior owners, operators, neighboring properties, or other third parties. Additionally, we may be responsible for the off-site disposal of hazardous materials. We believe we are in compliance with all applicable laws and regulations. To date, compliance requirements have not had, and are not expected to have, a material effect on our capital expenditures, cash flows, earnings, or competitive position. For further discussion of related risks, see Item 1A. “Risk Factors.”
SEASONALITY AND OTHER FACTORS
Our operating results are influenced by seasonality and other factors that create variability from quarter to quarter. For example, boot sales typically peak in the fall and winter months (third and fourth fiscal quarters), while sandal sales are strongest in the spring and summer months (first and second fiscal quarters). Additionally, our Direct-to-Consumer segment experiences heightened demand during the holiday retail season. Our diverse product portfolio, however, helps to mitigate the impact of seasonal fluctuations in any single product category.
Beyond seasonality, several other factors contribute to quarterly fluctuations in our operating results, including weather conditions, timing of holidays and bulk footwear shipments, market acceptance of our products, pricing, product presentation and promotional strategies, our ability to deliver on-trend styles at the right time, fluctuations in personnel needs and operational costs, inventory management, including potential write-downs for obsolescence, fluctuations in material costs and product mix across our wholesale, direct-to-consumer and licensing businesses, and external conditions, such as general macroeconomic trends, consumer confidence and competitor actions.
Additionally, the amount of revenue recognized in any period may be impacted by shifts in consumer demand or purchasing behavior. Customers may also cancel orders, modify delivery schedules, or alter product mixes with minimal notice, adding further unpredictability to our financial results.
While we actively manage these variables, there is no assurance that we will not be materially impacted by seasonal trends or other external factors. For further discussion of related risks, see Item 1A. “Risk Factors.”
BACKLOG
We had unfilled wholesale customer orders of approximately $609,453 and $533,609, as of February 3, 2025 and February 3, 2024, respectively. Our backlog at any given time is influenced by factors, including seasonality, supply chain lead times, timing of market weeks, and wholesale customer purchases of core products through our open stock program. Due to these variables, period-to-period comparisons of backlog may not be indicative of future revenue or shipment trends.

ITEM 1A. RISK FACTORS
You should carefully consider the risks and uncertainties we describe below as well as all other information contained in this Annual Report on Form 10-K before making any investment decisions. The risks and uncertainties included here are not exhaustive. Other sections within this report discuss additional factors that could adversely affect our business. Our industry is highly competitive and constantly evolving, and we may face additional risks that are presently unknown, deemed immaterial, or unforeseen. If any of these risks and uncertainties were to materialize, our business, financial condition, results of operations, and liquidity could be materially and adversely affected.
INDUSTRY RISKS
The fashion footwear, accessories, and apparel industry is subject to rapid changes in consumer preferences. If we do not accurately anticipate fashion trends and promptly respond to consumer demand, we could lose sales, our relationships with customers could be harmed, and our brand loyalty could be diminished.
The strength of our brands and our success depends in large part, upon our ability to anticipate and promptly respond to product and fashion trends, as well as to anticipate, gauge, and react to changing consumer demands in a timely manner. There can be no assurance that our products will correspond to the changes in taste and demand or that we will be able to successfully advertise and market products that respond to trends and customer preferences. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities as to others. In addition, misjudgments in merchandise selection could adversely affect our brand image with our customers, resulting in lower sales and increased markdown allowances for customers, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity.
We face intense competition from both established companies and newer entrants into the market. Our failure to compete effectively could cause our market share to decline, which could harm our reputation and have a material adverse impact on our financial condition, results of operations, and liquidity.
The fashion footwear, accessories, and apparel industry is highly competitive and barriers to entry are low. Our competitors include specialty companies as well as companies with diversified product lines. Market growth in the sales of fashion footwear, accessories, and apparel has encouraged the entry of many new competitors and increased competition from established companies. Many of these competitors, including Aldo, Sam Edelman, and Vince Camuto, may have significantly greater financial and other resources than we do, and there can be no assurance that we will be able to compete successfully with these and other fashion footwear, accessories, and apparel companies. Increased competition could result in pricing pressures, increased marketing expenditures, and loss of market share and could have a material adverse effect on our business, financial condition, results of operations, and liquidity.
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
Our results of operations may fluctuate from quarter to quarter and are affected by a variety of factors, including:
•weather conditions;
•the timing of holidays;
•the timing of larger shipments of products;
•market acceptance of our products;
•pricing, presentation and promotional strategies of the products offered and sold;
•fluctuations in personnel needs and operating costs;
•inventory management, including potential write-downs for obsolescence;
•the cost of materials;

•the product mix between wholesale, retail, and licensing businesses; and
•external conditions, such as health pandemics, general macroeconomic trends, consumer confidence, and competitor actions.
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
Our products are manufactured overseas and most of our products are shipped via ocean freight carriers. The trend-focused nature of the fashion industry and the rapid changes in customer preferences leave us vulnerable to the risk of inventory obsolescence. Our reliance upon ocean freight transportation for the delivery of our inventory exposes us to various inherent risks, including those stemming from port congestion, port worker strikes, severe weather conditions, natural disasters, and terrorism, any of which could result in delivery delays and inefficiencies, increase our costs, and disrupt our business.
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
Global inflation has also contributed to higher freight costs, which negatively affected our gross margin and profitability for the year ended December 31, 2024 and may continue to have a negative effect on our future operating results and profitability.
Our reliance on foreign manufacturers to provide materials, or produce our goods in a timely manner, or to meet our quality standards could cause problems if we experience a supply chain disruption and we are unable to secure an alternative source of raw materials or end products.
We do not own or operate any foreign manufacturing facilities and are therefore dependent upon third parties to manufacture all of our products. In 2024, 76.6% of our total purchases were manufactured in China. We also do not have long-term manufacturing or supply contracts with any of our suppliers or manufacturers for the production and supply of our raw materials and products, and we compete with other companies for raw materials and production capacity. The risks inherent in relying on foreign manufacturing include work stoppages, transportation delays, public health emergencies, social unrest, changes in local economic and political conditions, and broader geopolitical instability.
We have experienced, and may in the future experience, significant disruptions in the supply of raw materials and products and may be unable to secure alternative suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience a sudden increase in demand, or need to replace an existing supplier or manufacturer, we may be unable to locate additional supplies of raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or fill our orders in a timely manner. Selecting and transitioning to a new supplier is a complex process that requires evaluations of quality control, responsiveness, and service, financial stability, and ethical labor practices. Even if we successfully transition to a new supplier, we may still encounter production delays and increased costs as a result of the training and onboarding process.
Our supply of raw materials or finished products could be disrupted or delayed by health pandemics and government-imposed restrictions, such as border closures, shipment restrictions, and travel bans. Further delays could also arise if new suppliers are located farther from our core markets or other key participants in our supply chain. Our supply chain may also be affected by trade policy changes and tariffs imposed by the U.S. or other federal governments, which is described further below. Any delays, interruption, or increased costs in the supply of raw materials or production of our products could adversely affect our ability to meet customer demand and have a material negative effect on our business, financial condition, results of operations, and liquidity.
Changes in trade policies and tariffs imposed by the United States government and the governments of other nations could have a material adverse effect on our business and results of operations.
Our operations rely on the global sourcing, manufacturing, and sale of products, and our supply chain is subject to the risks inherent in international trade, including potential changes in trade policies, increases in import duties, anti-dumping measures, quotas, safeguard measures, trade restrictions, restrictions on fund transfers, and currency fluctuations. Additionally, certain geopolitical factors, such as political instability and terrorism, may further impact our ability to source products efficiently.

Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs, or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business and financial results. For example, in recent years, both the United States and China have imposed new tariffs on each other related to the importation of certain product categories, including imports of select footwear, accessories, and apparel into the United States from China. In February 2025, the U.S. administration announced a 10% tariff on imports from China, where a significant portion of our products is sourced, with an effective date of February 4th, 2025, and further announced that an additional 10% tariff on imports from China and a potential 25% tariff on imports from Mexico and Canada are scheduled to take effect on March 4th, 2025. We are closely monitoring this evolving situation and evaluating our responses, which may include shifts in sourcing strategies, price adjustments, or other cost-mitigation measures. However, there can be no assurance that we will be able to fully mitigate the impact of such tariffs or trade restrictions. At this time, the overall impact on our business related to these tariffs remains uncertain and depends on multiple factors, including the duration and potential expansion of current tariffs, future changes to tariff rates, scope, or enforcement, retaliatory measures by impacted trade partners, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these challenges.
If the United States decides to impose additional tariffs on a broader range of imports, including, but not limited to, footwear, accessories, apparel, or any other goods imported from China, or other countries or if further retaliatory trade measures are taken by China or other countries in response to additional tariffs, there can be no assurance that we will be able to offset all related increased costs. This potential increase in costs could be material to our business operations, especially given approximately 76.6% of our products was sourced from China in 2024. We cannot predict if, and to what extent, there will be changes to international trade agreements or the resulting impact of any such changes on our business operations.
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
The Hamas-Israel and Russia-Ukraine conflicts, or other areas of geopolitical tension around the world, or any worsening or spread of those conflicts or geopolitical tensions, and any related challenging macroeconomic conditions globally, could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, or partners to file for bankruptcy protection or go out of business, disrupt supply chains on which we rely, impact expected spending and pricing levels from existing and potential new customers, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations and financial condition.
Any of the negative impacts of the Hamas-Israel and Russia-Ukraine conflicts, other areas of geopolitical tension around the world, or any worsening of those conflicts or geopolitical tensions, and any related challenging macroeconomic conditions, may have a material adverse effect on our business and operations, results of operations, financial condition and cash flows. Any of these negative impacts, alone or in combination with others, also could exacerbate many of the other risk factors discussed in this report. The full extent to which these factors will negatively affect our business and operations, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope, severity and duration of the Hamas-Israel and Russia-Ukraine conflicts, other areas of geopolitical tension around the world and any economic downturns and the actions taken by governmental authorities and other third parties in response.
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
•the burdens of complying with the laws and regulations of both United States and foreign jurisdictions;
•additional or increased customs duties, tariffs, taxes, and other charges on imports or exports;
•political corruption or instability;
•geopolitical regional conflicts, terrorist activity, political unrest, civil strife, and acts of war;
•local business practices that do not conform to United States legal or ethical guidelines;
•anti-American sentiment in foreign countries in which we operate;
•delays in receipts of our products at our distribution centers due to labor unrest, increasing security requirements, or other factors at United States or foreign ports;
•significant fluctuations in the value of the dollar against foreign currencies;
•increased difficulty in protecting our intellectual property in foreign jurisdictions;
•restrictions on the transfer of funds between the United States and foreign nations; and
•natural disasters or health epidemics in areas in which our businesses, customers, suppliers, and licensees are located.
All of these factors could disrupt our operations or limit the countries in which we sell or source our products, significantly increase the cost of operating in or obtaining materials originating from certain countries, result in decreased revenues, and materially and adversely affect our product sales, financial condition, and results of operations.
We are subject to the United States Foreign Corrupt Practices Act, which prohibits the payment of bribes to foreign officials to assist in obtaining or retaining business. We are also subject to anti-corruption laws of the foreign countries in which we operate. Although we have implemented policies and procedures that are designed to promote compliance with such laws, our employees, contractors, and agents may take actions that violate our policies and procedures. Any such violation could result in sanctions or other penalties against us and have an adverse effect on our business, reputation, and operating results.
Our business is exposed to foreign exchange rate fluctuations.
We make most of our purchases in U.S. dollars. However, we source substantially all of our products overseas, and as such, the cost of these products may be affected by changes in the value of the relevant currencies against the U.S. dollar. Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market. We use forward foreign exchange contracts to hedge material exposures to adverse changes in foreign exchange rates. However, no hedging strategy can completely insulate us from foreign exchange risk. We are also exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our financial statements due to the translation of the operating results and financial position of our foreign subsidiaries. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition, results of operations, and liquidity. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our foreign exchange risk.
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
In addition to our own confidential and proprietary business information, a routine part of our business includes the gathering, processing, and retention of sensitive and confidential information pertaining to our customers, employees, and others. We, our business partners, or our service providers may not have the resources or technical sophistication to anticipate or prevent the rapidly evolving and complex cyber-attacks being unleashed by increasingly sophisticated hackers and data thieves. As a result, our facilities and information technology systems, as well as those of our business partners and third-party service providers, may be vulnerable to cyber-attacks and breaches, acts of vandalism, ransomware, software viruses and other similar types of malicious activities. Any actual or threatened cyber-attack may cause us to incur unanticipated costs, including costs related to the hiring of additional computer experts, business interruption, engaging third-party cybersecurity consultants, and upgrading our information security technologies. As a result of recent security breaches at a number of prominent companies, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become more uncertain. Any compromise or breach of our information technology systems or those of our business partners or service providers that results in the misappropriation, loss, or other unauthorized disclosure of a customer’s or other person’s private, confidential, or proprietary information could result in:
•a loss of confidence in us by our customers and business partners;
•a violation applicable privacy and other laws;
•an exposure to litigation and significant potential liability; or
•a requirement to expend significant resources to remedy any such breach and redress any damages cause by such a breach.
We must also comply with increasingly rigorous regulatory standards for the protection of business and personal data enacted in the United States, Europe, and elsewhere. Some examples include the European Union’s General Data Protection Regulation (the “GDPR”), the California Consumer Privacy Act ("CCPA"), and the California Privacy Rights Act ("CPRA"). These regulations impose additional obligations on companies concerning the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Our compliance with existing, proposed, and recently enacted laws (including implementation of the privacy and process enhancements required by these regulations) and regulations can be costly. Any failure by us to comply with these regulatory standards could subject us to significant legal, financial, and reputational harm. We did not have any material cases of information security breaches in the last three years, and we have not incurred any material expenses from security breaches, penalties, or settlements during this period.
INTELLECTUAL PROPERTY RISKS
Failure to adequately protect our trademarks and intellectual property rights, to prevent counterfeiting of our products, or to defend claims against us related to our trademarks and intellectual property rights could reduce sales and adversely affect the value of our brands.
We believe that our trademarks and other proprietary rights are of major significance to our success and our competitive position, and we consider some of our trademarks, such as Steve Madden, to be integral to our business and among our most valuable assets. Accordingly, we devote substantial resources to the establishment and protection of our trademarks on a worldwide basis. Nevertheless, policing unauthorized use of our intellectual property is difficult, expensive, and time consuming. There can be no assurance that the actions we take to establish and protect our trademarks and other proprietary rights will be adequate to prevent imitation of our products by others and to prevent others from seeking to block sales of our products on the basis that our products violate the trademarks or other proprietary rights of others. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve such conflicts. We could incur substantial costs in legal actions relating to our use of intellectual property or the use of our intellectual property by others. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. Our failure to establish and protect such proprietary rights from unlawful and improper use could have a material adverse effect on our business, financial condition, results of operations, and liquidity.
A portion of our revenue is dependent on licensing our trademarks. The actions of our licensees or the loss of a significant licensee could diminish our brand integrity and adversely affect our revenue and results of operations.
We license to others the rights to produce and market certain products that are sold under our trademarks. Although we retain significant control over our licensees’ products and advertising, our licensees have operational and financial control over their businesses. If the quality, image, or distribution of our licensed products diminish, customer acceptance of and demand for our brands and products could decline. This could materially and adversely affect our business and results of operations. A decrease in customer demand for any of these product lines could have an adverse effect on our results of operations and financial condition. Furthermore, if we are unable to engage an adequate replacement for a terminated licensee or to engage such a replacement for an extended period, our revenues and results of operations could be adversely affected.
GENERAL RISK FACTORS
The failure to complete our acquisition of Kurt Geiger in a timely fashion, or at all, may adversely affect our business and our stock price.
Consummation of our planned acquisition of Mercury Acquisitions Topco Limited, which is the holding company for the Kurt Geiger business (the “KG Transaction”) is subject to certain closing conditions, including (i) the expiration or termination of all waiting periods applicable to the KG Transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (ii) no law, order, decree or judgment is in effect that restrains, enjoins, prohibits or makes illegal the consummation of the KG Transaction; and (iii) no litigation, action or proceeding shall be pending by or before any governmental entity of competent jurisdiction that seeks to restrain, enjoin, prohibit or make illegal the consummation of the KG Transaction, no investigation by a relevant U.S. antitrust agency relating to the KG Transaction shall be open, pending or ongoing, and no litigation, action or proceeding shall be threatened by a relevant U.S. antitrust agency or officials, staff, commissioners or other representatives thereof that would reasonably be expected to seek to restrain, enjoin, prohibit or make illegal the consummation of the KG Transaction. There can be no assurance that these or other closing conditions will be satisfied in a timely manner or at all. Any delay in completing the acquisition could cause us not to realize some or all the anticipated benefits when expected, if at all. If the KG Transaction is not completed, we may suffer consequences that could adversely affect our business, results of operations and stock price, including incurring significant acquisition costs and other fees.
Changes in economic conditions may adversely affect our financial condition, results of operations, and liquidity.
Our opportunities for long-term growth and profitability are accompanied by significant challenges and risks, particularly in the near term. Specifically, our business is dependent on consumer demand for our products and the purchase of our products by consumers is largely discretionary. Consumer confidence and discretionary spending could be adversely affected in response to financial market volatility, negative financial news, inflationary pressures, changes in interest rates, changing conditions within the real estate and mortgage markets, declines in income or asset values, and other economic factors. A downturn in macroeconomic conditions leading to a reduction in consumer confidence and discretionary spending could have an adverse impact on our financial condition, results of operations, and liquidity.
Litigation or other legal proceedings could divert management resources and result in costs that adversely affect our operating results from quarter to quarter.
From time to time, we are involved in various claims, lawsuits, regulatory proceedings, and governmental investigations that arise in the ordinary course of business. Due to the inherent uncertainty of legal proceedings, we cannot predict the ultimate outcome of any such matters with accuracy. An unfavorable outcome in one or more of these proceedings could have an adverse impact on our business, financial condition, and results of operations, and the insurance coverage we maintain may be insufficient to fully cover any resulting losses or liabilities. In addition, any significant litigation, investigations, or regulatory proceedings – even without merit – could divert management attention and financial resources away from core business operations, potentially affecting our ability to execute strategic initiatives. These matters could also result in reputational harm, regulatory penalties, or compliance costs, further impacting our financial performance. For additional information regarding legal proceedings in which we are involved, see Item 3. “Legal Proceedings.”

We may be subject to additional tax liabilities as a result of audits by various taxing authorities.
We are subject to complex and evolving tax laws and regulations across multiple jurisdictions as a result of our global presence and international operations. Significant judgment and specialized expertise are required to evaluate and estimate our worldwide provision for income taxes. We are regularly subject to tax audits and examinations by authorities in the jurisdictions where we operate, and any of these jurisdictions could assess additional taxes, penalties, or interest as a result of an audit. The final determination of any audit, or related litigation, may differ from our estimates, historical tax provisions, or accruals. The outcome of any audit or related litigation could have a material adverse effect on our operating results or cash flows in the affected periods and may require us to restate prior financial reports. In addition, future earnings may be adversely impacted by litigation costs, settlement payments, or penalties and interest resulting from adverse tax assessments.
Changes in tax laws could have an adverse effect upon our financial results.
We are subject to income taxation in multiple jurisdictions within the United States and abroad, where tax laws and regulations are complex, frequently evolving, and subject to varying interpretations. Changes in legislation, tax rates, enforcement practices, or judicial rulings in these jurisdictions could increase our tax liabilities and adversely affect our after-tax profitability. Adjustments to the incremental provisional tax expense may be required in future periods due to various factors, such as changes in the interpretation of the United States tax code or related tax accounting guidance, revisions to assumptions used in tax estimates, new regulatory guidance issued regarding U.S. tax law revisions, and state and local tax implications that differ from initial expectations.
Additionally, foreign tax authorities may introduce new tax laws, adjust existing regulations, or adopt unpredictable enforcement measures, which could further impact our tax liabilities. Increases in applicable tax rates, the implementation of new taxes, and changes in applicable tax laws or their interpretation in jurisdictions where we operate could reduce our after-tax income and have an adverse effect on our results of operations.
Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our Annual Report on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 requires ongoing evaluation and testing of our financial systems and processes to allow both management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Maintaining compliance may require substantial costs and significant management effort. If we fail to maintain effective internal controls, our auditors may determine that a material weakness or significant deficiency exists in our internal controls over financial reporting. Such a determination could undermine investor confidence in the reliability of our financial statements, require us to restate our quarterly or annual financial statements, or negatively impact the market price of our common stock.
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
We foster a shared responsibility for the Company’s cybersecurity with all of our employees, conducting periodic phishing simulation campaigns and providing regular, mandatory cybersecurity training to enhance awareness and readiness against potential cyber threats. Certain roles require additional role-based, specialized cybersecurity training, such as tabletop exercises to ensure proactive preparation and effective coordination in the event of a security incident. We engage a third-party to conduct annual tabletop exercises in order to rehearse our incident response plan, as well as to identify and prioritize opportunities for improvement within our cybersecurity program and associated security controls, through a customized simulation specifically tailored to our current environment, processes, and procedures. To protect our data and information systems, we maintain Company-wide cybersecurity policies and procedures regarding encryption standards, antivirus protection, remote access, multifactor authentication, confidential information, and internet, social media, email, and wireless device usage. Our IT security team reviews and updates such policies and procedures to adapt to evolving cybersecurity landscapes, industry best practices, and regulatory and statutory updates. Our CISO conducts thorough reviews of these updates to ensure their continued relevance and effectiveness in safeguarding the Company’s assets and business interests.
We continually seek to update our IT security, encompassing end-user training, layered defenses, critical asset identification and protection, enhanced monitoring and alerting, and engagement with third-party experts to evaluate the efficacy of our security measures. We engage reputable third parties to assist in the monitoring, protection, detection, and potential remediation of cybersecurity threats and incidents. We also regularly evaluate cybersecurity risks associated with our use of third-party service providers, conducting an annual review of hosted applications and assessing their cybersecurity preparedness. Risks from cybersecurity threats, including as a result of previous cybersecurity events encountered by the Company and known events encountered by third parties with a connection to the Company, have not materially affected, and are not currently viewed as reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition.
Governance
Management
Our CISO is primarily responsible for the assessment and management of the Company’s material cybersecurity risks and the related cybersecurity risk management policies and procedures. Our CISO oversees our cybersecurity risk management and information security programs and provides quarterly status reports to the ISSC and the Audit Committee. Our CISO possesses over 25 years of experience in various technology, cybersecurity operations, and engineering roles, holds a bachelor’s degree in computer information science and a master’s degree in technology management, earned a CISO Certificate from Carnegie Mellon University, and is ISC2 CISSP certified.
Other key members of management assist our CISO in the oversight of cybersecurity risk management through their membership in the ISSC, which is chaired by our CISO and is comprised of our Chief Executive Officer, Chief Financial Officer, Chief Information Officer, General Counsel, President of Direct-to-Consumer, and Global Digital, Privacy Counsel, and our Vice President of Internal Audit. The ISSC reviews and discusses comprehensive quarterly and annual reports from our CISO and the IT security team in order to provide cooperation, collaboration, and consensus driven information security guidance to the IT department and the Company.
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
Board of Directors

The Audit Committee of the Board of Directors has responsibility for oversight of information and cybersecurity risks and assessment of cyber threats and defenses, and it oversees management to ensure that the processes designed, implemented, and maintained with respect to such risks are functioning as intended and adapted when necessary to respond to changes in our strategy, as well as emerging risks. Given the importance of information security and cybersecurity to our stakeholders, our Audit Committee reviews quarterly reports from our CISO regarding the Company’s cybersecurity strategies for mitigating known risks, any newly identified risks, existing projects, and key performance insights and engages in discussions with management based on such reports and other recent developments.

ITEM 2. PROPERTIES
We lease space for our headquarters, retail stores, showrooms, warehouses, storage, and office facilities in various locations in the United States, as well as overseas. All of our locations are leased, with the exception of one improved real property parcel in Long Island City, New York, which we own. We believe that our existing facilities are in good operating condition and are adequate for our present level of operations. The following table sets forth the location, use, segment, and size of the Company's principal properties as of December 31, 2024.

Location	Use	Segment	Approximate Square Feet
Bloomington, CA	Warehouse	Wholesale Footwear and Wholesale Accessories/Apparel Direct-to-Consumer	525,100
Montreal, Canada	Offices, warehouse	Wholesale Footwear and Wholesale Accessories/Apparel Direct-to-Consumer	173,300
Dongguan, China	Offices and sample production	Wholesale Footwear and Wholesale Accessories/Apparel	154,900
Long Island City, NY	Executive offices and sample factory	Corporate(1)	111,000
Cape Town, South Africa	Warehouse	Wholesale Footwear and Wholesale Accessories/Apparel Direct-to-Consumer	36,000
New York, NY	Offices and showroom	Wholesale Accessories/Apparel	30,200
New York, NY	Offices and showroom	Wholesale Footwear	29,800
Nieuwkuijk, Netherlands	Offices and showroom	Wholesale Footwear and Wholesale Accessories/Apparel Direct-to-Consumer	23,800
New York, NY	Offices and showroom	Wholesale Accessories/Apparel	17,600
Bellevue, WA	Topline office	Wholesale Footwear	14,200
New York, NY	Offices and showroom	Wholesale Footwear Direct-to-Consumer	10,000
Putian City, China	Offices	Wholesale Footwear	8,700
Mexico City, Mexico	Offices	Wholesale Footwear and Wholesale Accessories/Apparel Direct-to-Consumer	8,400
Long Island City, NY	Storage	Corporate(1)	7,200
(1) Corporate does not constitute a reportable segment.
In addition to the above properties, the Company occupies 291 leased full price and outlet brick-and-mortar locations. These leases expire at various times through fiscal year 2035. Substantially all of our retail stores are leased pursuant to leases that, under their original terms, extend for an average of five years. Many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes over the base year.
ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of business, we are involved in various legal proceedings related to contractual disputes, employment matters, distribution issues, product liability claims, intellectual property infringement, and other business-related matters. After reviewing these matters with legal counsel, management believes that any potential liabilities arising from these legal proceedings are not expected to have a material impact on our financial condition, results of operations, or liquidity.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
($ in thousands, except for holders of record, beneficial owners, and per share data)
Market Information. Since August 1, 2007, our common stock has been listed on the NASDAQ Global Select Market under the trading symbol, “SHOO”. Prior to then, it was listed on the NASDAQ National Market.

Holders. As of February 21, 2025, there were 169 holders of record and 41,589 beneficial owners of our common stock.
Dividends. Beginning in the first quarter of 2018, we began paying a quarterly cash dividend on our outstanding shares of common stock. At the end of March 2020, in response to the COVID-19 pandemic, and as a precautionary measure, our Board of Directors temporarily suspended the payment of dividends. In February 2021, our Board of Directors approved the reinstatement of a quarterly cash dividend of $0.15, and in February 2022, increased the quarterly cash dividend to $0.21 per share on our outstanding shares of common stock, which was approved and paid with respect to each subsequent quarter. During fiscal 2024, a quarterly cash dividend of $0.21 per share on our outstanding shares of common stock was paid on each of March 22, 2024, June 21, 2024, September 23, 2024, and December 27, 2024. The aggregate cash dividend paid for the twelve months ended December 31, 2024 was $61,039.
In February 2025, our Board of Directors approved the quarterly dividend of $0.21 per share payable on March 21, 2025 to stockholders of record as of the close of business on March 10, 2025. The payment of future dividends will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that dividends of any kind will be paid to holders of our common stock in the future.
Issuer Repurchases of Equity Securities. Our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase of our common stock. On November 2, 2021, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $200,000, bringing the total authorization to $250,000, which included the amount remaining under the prior authorization. The Share Repurchase Program permits us to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in our best interest. In the middle of March 2020, in response to the COVID-19 pandemic, as a precautionary measure the Board of Directors temporarily suspended the repurchase of our common stock, which the Board of Directors reinstated on February 24, 2021. On May 8, 2023, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $189,900, bringing the total authorization to $250,000. During the twelve months ended December 31, 2024, we repurchased an aggregate of 2,090 shares of our common stock under the Share Repurchase Program, at a weighted average price per share of $43.15, for an aggregate purchase price of approximately $90,153, which includes the amount remaining under the prior authorization. As of December 31, 2024, approximately $85,310 remained available for future repurchases under the Share Repurchase Program. The following table presents the total number of shares of our common stock, $0.0001 par value, purchased by us during the three months ended December 31, 2024, the average price paid per share, the amount of shares purchased pursuant to our Share Repurchase Program and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period pursuant to our Share Repurchase Program. See Note 10 – Share Repurchase Program to the consolidated financial statements for further details on our share repurchase program. During the three months ended December 31, 2024, there were no sales by us of unregistered shares of common stock.

(in thousands except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2024 - 10/31/2024	5,601	$48.71	$—	$85,310
11/1/2024 - 11/30/2024	945	$44.17	$—	$85,310
12/1/2024 - 12/31/2024	55,615	$42.61	$—	$85,310
Total	62,161	$43.19	$—
(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan, each provide us with the right to deduct, or withhold, or require employees to remit to us, an amount sufficient to satisfy all or part of the tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax-withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the fourth quarter of 2024 in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements with an aggregate purchase price of approximately $2,685.

Performance Graph
The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the period beginning on December 31, 2019, and ending on December 31, 2024, with the cumulative total return on the Russell 2000 Index and a peer group index. As of December 31, 2024, our peer group index consisted of seven companies: Caleres, Inc., Crocs, Inc., Deckers Outdoor Corporation, Genesco Inc., Skechers U.S.A., Inc., Designer Brands Inc., and Wolverine World Wide, Inc.
The comparison assumes that $100 was invested on December 31, 2019 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Steven Madden, Ltd.	$100.00	$82.67	$110.34	$77.77	$104.65	$107.97
Russell 2000 Index	$100.00	$119.96	$137.74	$109.59	$128.14	$142.93
Peer Group	$100.00	$111.70	$156.54	$143.15	$193.38	$284.77
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.
Business Overview
($ in thousands, except for store count and per share data)

Steven Madden, Ltd. and its subsidiaries designs, sources, and markets fashion-forward branded and private label footwear, accessories, and apparel. We distribute our products through the wholesale channel to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe. Additionally, the Company operates in other international markets through its joint ventures in South Africa, the Middle East, Israel, various countries in Europe, Latin America, and certain countries in Asia, and through special distribution arrangements in various European countries, North Africa, South and Central America, and various countries within the Asia-Pacific region. We also distribute our products through our direct-to-consumer channel, which includes company-operated retail stores and e-commerce websites, in the United States, Canada, Mexico, South Africa, the Middle East, Israel, various countries in Europe, Latin America, and the Asia-Pacific region.
Our product offerings include a diverse range of contemporary styles, designed to establish or capitalize on market trends, complemented by core product offerings. We are recognized for our design creativity and ability to deliver trend-right products with high quality at accessible price points, efficiently and within short lead times.
The Company’s reportable operating segments consist of the following:
•Wholesale Footwear. This segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and through our joint ventures and international distributor network.
•Wholesale Accessories/Apparel. This segment designs, sources, and markets our brands and sells our products, primarily consisting of handbags and apparel, to department stores, mass merchants, off-price retailers, online retailers, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and through our joint ventures and international distributor network.
•Direct-to-Consumer. This segment engages in the sale of footwear, handbags, apparel, and other accessories through Steve Madden and Dolce Vita full-price retail stores, Steve Madden outlet stores, directly-operated concessions in international markets, and directly-operated e-commerce websites. We operate retail locations in regional malls and shopping centers, as well as high streets in various cities across the United States, Canada, Mexico, and through our joint ventures in international markets.
•Licensing. This segment engages in the licensing of the Steve Madden® and Betsey Johnson® trademarks for use in the sale of select apparel, accessories, and home categories as well as various other non-core products.
As of January 2023, the Company no longer serves as a buying agent for any of its customers, and as a result, no longer reports under the First Cost segment. This change is not considered to have a material or meaningful impact on the Company's operations.
Corporate does not constitute a reportable segment and includes costs not directly attributable to the reportable operating segments. These expenses are primarily related to corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services.
Recent Developments
Acquisition of the ATM Collection. In November 2024, we expanded our brand portfolio and business operations by acquiring the ATM Collection ("ATM") for approximately $9,783. ATM is a lifestyle brand specializing in elevated basics for men and women. This acquisition strengthens our presence in the high-end fashion market and aligns with our strategic growth initiatives. ATM is based in the United States and is included within our Wholesale Accessories/Apparel and Direct-to-Consumer segments.

Joint Venture. In October 2024, we formed a joint venture with Luxury Ventures Pte. Ltd, a well-known distributor of luxury and retail goods throughout Southeast Asia, acquiring a 51.0% controlling financial interest in SM Distribution Singapore Pte. Ltd. with a contribution of $1,020. This joint venture was formed with the intention to distribute Steve Madden’s products primarily through retail and e-commerce channels throughout Singapore. This joint venture is included within our Direct-to-Consumer segment.
Joint Venture. In August 2024, we completed the acquisition of the remaining 49.0% non-controlling interest in our China joint venture in the amount of $1,500. The China joint venture was formed in 2019 and is the exclusive distributor of our products in China.
Acquisition of Kurt Geiger. On February 12, 2025, the Company entered into a sale and purchase deed (the “Purchase Agreement”), by and among SML UK Holding Ltd., a wholly-owned subsidiary of Steve Madden and various entities comprising the Fifth Cinven Fund, Bain & Company, Inc., Squam Lake Investors X LP, and certain individuals, pursuant to which the Purchaser has agreed to acquire the entire issued share capital of Mercury Acquisitions Topco Limited, a private limited company incorporated under the laws of Jersey and the holding company for the Kurt Geiger business.
The Company intends to fund the acquisition through a combination of debt financing and Steve Madden cash. In connection with and concurrently with the entry into the Purchase Agreement, Steve Madden entered into a commitment letter (the "Commitment Letter"), dated February 12, 2025, with Citizens Bank, JPMorgan Chase Bank, and Citibank (the "Commitment Parties"), pursuant to which, among other things, the Commitment Parties have committed to provide debt financing for the Transaction, consisting of senior secured credit facilities of up to an aggregate total of $550,000, which includes a $300,000 term loan and a $250,000 revolving credit facility, on the terms and conditions set forth in the Commitment Letter. The obligations of the Commitment Parties to provide debt financing under the Commitment Letter are subject to a number of customary conditions including, without limitation, execution and delivery of definitive documentation consistent with the Commitment Letter. Refer to Note 21 – Subsequent Events for further details.
Macroeconomic Conditions and Industry Trends
The global economy and retail sector are influenced by a range of factors that impact consumer behavior and business operations. Persistent inflation, high interest rates, foreign currency fluctuations, bank failures, and recession concerns continue to affect consumer discretionary income, spending habits, and overall sentiment in the United States and key international markets. In response to these pressures, many retailers, particularly in the United States, have adopted more aggressive promotional strategies to offset declines in foot traffic, improve conversion rates, and manage elevated inventory levels.
The department store sector has undergone significant structural changes, including consolidations, restructurings, bankruptcies, and an increase in store closures. At the same time, the geopolitical landscape remains uncertain, with recent political transitions potentially affecting international trade relations, tax and import regulations, and broader economic stability. These factors could create headwinds for our global business performance.
Additionally, ongoing military conflicts have contributed to inflationary pressures, unfavorable foreign currency exchange rates, rising energy costs, food shortages, and financial market volatility, all of which influence consumer confidence. While these conflicts led to our voluntary suspension of operations in Russia and a limited presence in Israel, they have not had a material impact on our financial statements. However, the broader economic ramifications of these conflicts remain a factor in shaping the retail environment in which we operate.
In response to these ongoing challenges, we are executing the following key strategic initiatives, which are aimed at driving growth and improving operational efficiency:
•Winning with product. Utilizing our proven model – which combines talented design teams, a test-and react strategy, and industry-leading speed-to-market capability – to create trend-right product assortments across footwear, accessories and apparel categories that resonate with the consumer.
•Investing in marketing. Continue investing in full-funnel marketing to deepen our connection with consumers.
•Expanding in international markets. Expanding our international businesses in the Americas (ex. U.S.), EMEA and APAC regions.
•Growing non-footwear categories. Expanding our product offerings across various categories outside of footwear, including handbags, accessories, and apparel.
•Expanding Direct-to-Consumer led by digital. Expanding our direct-to-consumer business with a focus on growing our digital business, including by optimizing our site functionality, personalization, and digital marketing, to enhance the consumers overall shopping experience.
•Operational Efficiency. Streamlining operations, tightly managing costs, and maintaining a disciplined inventory management approach are ongoing and aimed at enhancing overall profitability.

•Sustainability Focus. Committing to our corporate social responsibility initiatives, as we work to minimize the negative impacts we have on the environment and maximize the positive impacts we have on our people and our communities.
Inflation
Our actual results could be materially and adversely impacted by ongoing inflationary pressures, as well as broader macroeconomic and geopolitical uncertainties, including the wars in Ukraine and the Middle East. Inflation has contributed to higher costs for raw materials, labor, and logistics, which in turn have impacted consumer spending patterns and overall demand for our product. These pressures have negatively impacted both our wholesale and direct-to-consumer businesses, and may continue to do so despite efforts by central banks around the world, including in the United States, to combat inflation. Historically, we have mitigated the impact of rising costs through price adjustments, supplier negotiations, cost optimization initiatives, and operational efficiencies. However, there is no assurance that we will be able to fully offset future inflationary pressures, which could impact our profitability, margins, and overall financial performance.
Tariffs
In February 2025, the U.S. administration announced a 10% tariff on imports from China, where a significant portion of our products is sourced, with an effective date of February 4th, 2025, and further announced that an additional 10% tariff on imports from China and a potential 25% tariff on imports from Mexico and Canada are scheduled to take effect on March 4th, 2025. We are closely monitoring this evolving situation and evaluating our response, which may include shifts in sourcing strategies, price adjustments, or other cost-mitigation measures. However, there can be no assurance that we will be able to fully mitigate the impact of such tariffs or trade restrictions. Future impacts are unknown at this time and could materially and adversely affect our business, financial condition, and results of operations. For further discussion of related risks, see Item 1A. “Risk Factors.”
Dividends
Our Board of Directors approved a quarterly cash dividend of $0.21 per share on our outstanding shares of common stock which was paid on March 22, 2024, June 21, 2024, September 23, 2024, and December 27, 2024. The aggregate cash dividends paid for the twelve months ended December 31, 2024 was $61,039.
On February 25, 2025, our Board of Directors approved a quarterly dividend of $0.21 per share payable on March 21, 2025 to stockholders of record as of the close of business on March 10, 2025.
2024 Highlights
Total revenue for 2024 was $2,282,927, an increase of 15.2% as compared to 2023. Net income attributable to Steven Madden, Ltd. was $169,390 in 2024 compared to $171,554 in 2023. Our effective tax rate for 2024 was 23.7% compared to 21.1% in 2023. Diluted earnings per share in 2024 was $2.35 per share on 71,963 diluted weighted average shares outstanding compared to diluted income of $2.30 per share on 74,565 diluted weighted average shares outstanding in 2023.
As of December 31, 2024, we had 291 brick-and-mortar retail stores and five e-commerce websites in operation, compared to 255 brick-and-mortar retail stores and five e-commerce websites as of December 31, 2023. This increase resulted from the opening of 54 brick-and-mortar stores, mostly in international markets, and one e-commerce website, offset by the closure of 18 brick-and-mortar stores and one e-commerce website. The Company also operated 42 concessions in international markets as of December 31, 2024, up from 25 concessions at the end of 2023.
Our inventory turnover (calculated on a trailing four quarter average) was 5.6 times for both the years ended December 31, 2024 and 2023. Our total Company accounts receivable average collection days were 72 days in 2024 compared to 71 days in 2023. As of December 31, 2024, we had $203,408 in cash, cash equivalents, and short-term investments, no debt, and total stockholders’ equity of $875,997. Working capital was $480,974 as of December 31, 2024, compared to $477,208 as of December 31, 2023.
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

Results of Operations
The following tables set forth information on operations for the periods indicated:

	Years Ended December 31,
(in thousands, except for number of stores)	2024		2023		2022
CONSOLIDATED:
Net sales	$2,272,266	99.5%	$1,971,474	99.5%	$2,111,296	99.5%
Commission and licensing fee income	10,661	0.5%	10,108	0.5%	10,713	0.5%
Total revenue	2,282,927	100.0%	1,981,582	100.0%	2,122,009	100.0%
Cost of sales (exclusive of depreciation and amortization)	1,345,995	59.0%	1,149,168	58.0%	1,248,173	58.8%
Gross profit	936,932	41.0%	832,414	42.0%	873,836	41.2%
Operating expenses	698,936	30.6%	612,672	30.9%	586,385	27.6%
Change in valuation of contingent consideration liability	2,722	0.1%	—	—%	5,807	0.3%
Impairment of intangibles	10,335	0.5%	6,520	0.3%	—	—%
Income from operations	224,939	9.9%	213,222	10.8%	281,644	13.3%
Interest and other income – net	5,538	0.2%	7,392	0.4%	676	—%
Income before provision for income taxes	230,477	10.1%	220,614	11.1%	282,320	13.3%
Net income attributable to Steven Madden, Ltd.	$169,390	7.4%	$171,554	8.7%	$216,061	10.2%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total Revenue	$1,059,440	100.0%	$1,048,448	100.0%	$1,194,890	100.0%
Cost of sales (exclusive of depreciation and amortization)	692,839	65.4%	677,817	64.6%	763,809	63.9%
Gross profit	366,601	34.6%	370,631	35.4%	431,081	36.1%
Operating expenses	175,389	16.6%	165,681	15.8%	166,123	13.9%
Income from operations	$191,212	18.0%	$204,950	19.5%	$264,958	22.2%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total Revenue	$662,673	100.0%	$416,532	100.0%	$394,676	100.0%
Cost of sales (exclusive of depreciation and amortization)	449,676	67.9%	281,364	67.5%	294,591	74.6%
Gross profit	212,997	32.1%	135,168	32.5%	100,085	25.4%
Operating expenses	111,206	16.8%	73,740	17.7%	64,503	16.3%
Change in valuation of contingent consideration liability	2,722	0.4%	—	—%	5,807	1.5%
Impairment of intangibles	8,635	1.3%	—	—%	—	—%
Income from operations	$90,434	13.6%	$61,428	14.7%	$29,775	7.5%

DIRECT-TO-CONSUMER SEGMENT:
Total Revenue	$550,153	100.0%	$506,494	100.0%	$521,729	100.0%
Cost of sales (exclusive of depreciation and amortization)	203,480	37.0%	189,987	37.5%	189,773	36.4%
Gross profit	346,673	63.0%	316,507	62.5%	331,956	63.6%
Operating expenses	314,003	57.1%	279,827	55.2%	264,307	50.7%
Impairment of intangibles	1,700	0.3%	6,520	1.3%	—	—%
Income from operations	$30,970	5.6%	$30,160	6.0%	$67,649	13.0%
Number of stores	296		260		238

FIRST COST SEGMENT:
Commission fee income	$—	—%	$—	—%	$916	100.0%
Gross profit	—	—%	—	—%	916	100.0%
Operating expenses	—	—%	—	—%	150	16.4%
Income from operations	$—	—%	$—	—%	$766	83.6%

LICENSING SEGMENT:
Licensing fee income	$10,661	100.0%	$10,108	100.0%	$9,798	100.0%
Gross profit	10,661	100.0%	10,108	100.0%	9,798	100.0%
Operating expenses	1,600	15.0%	1,681	16.6%	1,944	19.8%
Income from operations	$9,061	85.0%	$8,427	83.4%	$7,854	80.2%

CORPORATE:
Operating expenses	$96,738	—%	$91,743	—%	$89,358	—%
Loss from operations	$(96,738)	—%	$(91,743)	—%	$(89,358)	—%

The following section discusses our results of operations for 2024 and 2023 and year-to-year comparisons between those periods. Discussions of 2022 and year-to-year comparisons between 2023 and 2022 are not included in this Annual Report on Form 10-K and can be found within Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K filed with the SEC on March 4, 2024.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Consolidated
Total revenue for the year ended December 31, 2024 increased 15.2% to $2,282,927 compared to $1,981,582 in 2023, driven by growth in the Wholesale Accessories/Apparel, Direct-to-Consumer, and Wholesale Footwear segments.

Gross profit in 2024 was $936,932, or 41.0% of total revenue, as compared to $832,414, or 42.0% of total revenue, in the prior year. The decrease in gross profit as a percentage of total revenue was driven by the acquisition of Almost Famous and a greater mix of the private label footwear business. In 2024 and 2023, gross profit included $435 and $2,023, respectively, related to the fair value step-up of inventory from acquired businesses.

Operating expenses in 2024 were $698,936, or 30.6% of total revenue, as compared to $612,672, or 30.9% of total revenue, in 2023. The decrease in operating expenses as a percentage of total revenue was primarily attributable to expense leverage on a higher revenue base. Operating expenses in 2024 included an expense of $6,378 related to acquisition costs, the formation of new international joint ventures, and the reorganization of foreign entities, $3,377 related to legal costs as a result of litigation settlements and earnout-related litigation, $3,199 related to a loss on the divestiture of a business, $1,758 related to certain severances and termination benefits, and $326 of working capital adjustment in connection with the Almost Famous acquisition. Operating expenses in 2023 included $3,803 related to certain severances, termination benefits, and a corporate office relocation, acquisition costs of $2,443 primarily for Almost Famous and the formation of international joint ventures, and $538 related to the dissolution of an entity in Asia. In 2024, we also recorded a pre-tax charge of $10,335 related to the impairment of trademarks and an expense of $2,722 due to the change in valuation of a contingent consideration liability. In 2023, we also recorded a pre-tax charge of $6,520 related to the impairment of a trademark.

Income from operations in 2024 increased to $224,939, or 9.9% of total revenue, as compared to $213,222, or 10.8% of total revenue, in 2023. The effective tax rate for 2024 was 23.7% compared to 21.1% in 2023. The increase was primarily due to a lower tax benefit related to equity-based awards and an increase in pre-tax income in jurisdictions with higher tax rates. Net income attributable to Steven Madden, Ltd. in 2024 was $169,390 compared to $171,554 in 2023.
Wholesale Footwear Segment
Revenue from the Wholesale Footwear segment for the year ended December 31, 2024 was $1,059,440, or 46.4% of total revenue, as compared to $1,048,448, or 52.9% of total revenue, in 2023. The increase of 1.0% was primarily driven by growth in our private label business partially offset by a decline in the branded business.
Gross profit in 2024 was $366,601, or 34.6% of Wholesale Footwear revenue, compared to $370,631, or 35.4% of Wholesale Footwear revenue, in 2023. The decrease in gross profit as a percentage of revenue was primarily attributable to a greater mix of our private label business.
Operating expenses in 2024 were $175,389, or 16.6% of Wholesale Footwear revenue, as compared to $165,681, or 15.8% of Wholesale Footwear revenue, in 2023. The increase in operating expenses as a percentage of Wholesale Footwear revenue was mainly due to higher payroll-related expenses. Operating expenses in 2024 included $1,161 related to legal costs as a result of certain litigation settlements, $387 related to certain severances and termination benefits, and $278 related to acquisition costs and the formation of new international joint ventures. Operating expenses in 2023 included costs of $2,712 related to the dissolution of an entity in Asia, $1,546 related to certain severances, termination benefits, and a corporate office relocation, and $929 related to the formation of new international joint ventures.
Income from operations in 2024 was $191,212, or 18.0% of Wholesale Footwear revenue, compared to $204,950, or 19.5% of Wholesale Footwear revenue, in 2023.
Wholesale Accessories/Apparel Segment
Revenue from the Wholesale Accessories/Apparel segment for the year ended December 31, 2024 was $662,673, or 29.0% of total revenue, compared to $416,532, or 21.0% of total revenue, in 2023. The increase of 59.1% was primarily driven by the acquisition of Almost Famous and strength in the Steve Madden handbag business.

Gross profit in 2024 was $212,997, or 32.1% of Wholesale Accessories/Apparel revenue, compared to $135,168, or 32.5% of Wholesale Accessories/Apparel revenue, in 2023. The decline in gross profit as a percentage of revenue was due to the addition of the Almost Famous business. In 2024 and 2023, gross profit included $435 and $2,023, respectively, related to the fair value step-up of inventory from acquired businesses.
Operating expenses in 2024 were $111,206, or 16.8% of Wholesale Accessories/Apparel revenue, as compared to $73,740, or 17.7% of Wholesale Accessories/Apparel revenue, in 2023. The decrease in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to expense leverage on a higher revenue base. Operating expenses in 2024 included $1,335 related to legal costs as result of litigation settlements and earnout-related litigation, $1,180 related to certain severances and termination benefits, $677 related to acquisition costs and the formation of new international joint ventures, and $326 of working capital adjustment in connection with the Almost Famous acquisition. Operating expenses in 2023 included acquisition costs of $1,505 for Almost Famous. In 2024, we also recorded a pre-tax charge of $8,635 related to the impairment of a trademark and an expense of $2,722 due to the change in valuation of a contingent consideration liability.
Income from operations in 2024 was $90,434, or 13.6% of Wholesale Accessories/Apparel revenue, compared to $61,428, or 14.7% of Wholesale Accessories/Apparel revenue, in 2023.
Direct-to-Consumer Segment
Revenue from the Direct-to-Consumer segment for the year ended December 31, 2024 was $550,153, or 24.1% of total revenue, as compared to $506,494, or 25.6% of total revenue, in 2023. The increase of 8.6% was driven by growth in both our brick-and-mortar and e-commerce businesses. During 2024, we opened 54 brick-and-mortar stores and closed 18 resulting in a total of 291 brick-and-mortar stores as compared to 255 brick-and-mortar stores as of December 31, 2023. We also opened one e-commerce website and closed one e-commerce website ending the year with five e-commerce websites. Additionally, we operated 42 concessions in international markets as of December 31, 2024, up from 25 concessions at the end of 2023.
Gross profit in 2024 was $346,673, or 63.0% of Direct-to-Consumer revenue, compared to $316,507, or 62.5% of Direct-to-Consumer revenue, in 2023. The increase in gross profit as a percentage of revenue was primarily due to a reduction in promotional activity.
Operating expenses in 2024 were $314,003, or 57.1% of Direct-to-Consumer revenue, compared to $279,827, or 55.2% of Direct-to-Consumer revenue, in 2023. The increase in operating expenses as a percentage of revenue was attributable to higher marketing expenses and occupancy-related costs. Operating expenses in 2024 included $5,090 related to acquisition costs and the formation of new international joint ventures, $3,199 related to a loss on the divestiture of a business, and $515 related to legal costs as a result of litigation settlements. Operating expenses in 2023 included a benefit of $2,174 related to the dissolution of an entity in Asia. In 2024 and 2023, we also recorded pre-tax charges of $1,700 and $6,520, respectively, related to the impairment of a trademark.
Income from operations in 2024 was $30,970, or 5.6% of Direct-to-Consumer revenue as compared to $30,160, or 6.0% of Direct-to-Consumer revenue, in 2023.
Licensing Segment
Royalty income from the Licensing segment for the year ended December 31, 2024 was $10,661, or 0.5% of total revenue, compared to $10,108, or 0.5% of total revenue, in 2023. Operating expenses were $1,600 in 2024 compared to $1,681 in 2023. Income from operations in 2024 was $9,061 compared to $8,427 in 2023.
Corporate
Corporate does not constitute a reportable segment and includes costs not directly attributable to the reportable operating segments. These expenses are primarily related to corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services. Corporate operating expenses were $96,738 for the year ended December 31, 2024 compared to $91,743 in 2023.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, cash, cash equivalents, and short-term investments. Cash, cash equivalents, and short-term investments totaled $203,408 and $219,813 as of December 31, 2024 and December 31, 2023, respectively. Of the total cash, cash equivalents, and short-term investments as of December 31, 2024, $119,569, or approximately 59%, was held in our foreign subsidiaries. Of the total cash, cash equivalents, and short-term investments as of December 31, 2023, $134,745, or approximately 61%, was held in our foreign subsidiaries.
On July 22, 2020, we entered into a $150,000, five-year, asset-based revolving credit facility with various lenders and Citizens Bank (the “Credit Agreement”). On March 25, 2022, we entered into an amendment to the Credit Agreement, which replaced the London Interbank Offering Rate (“LIBOR”) with the Bloomberg Short-Term Bank Yield Index (“BSBY”) as the interest rate benchmark, among other changes. On April 3, 2023, we entered into a second amendment to the Credit Agreement, which reflects CIT Group/Commercial Services, Inc. (“CIT”) as an additional receivables collection agent for us and certain guarantors. Further, on October 23, 2023, we entered into a third amendment to the Credit Agreement in order to accommodate certain changes made to our existing factoring arrangement with CIT.
As of December 31, 2024, we had working capital of $480,974, cash and cash equivalents of $189,924, short-term investments of $13,484, no cash borrowing, and $504 in letters of credit outstanding unrelated to the Credit Agreement.
We believe that based on our current financial position and available cash, cash equivalents, and short-term investments, we will meet all our financial commitments and operating needs for at least the next twelve months. In addition, our $150,000 asset-based revolving credit facility provides us with additional liquidity and flexibility on a long-term basis.
In connection with and concurrently with the entry into the acquisition of Kurt Geiger (the "Transaction"), we have entered into a commitment letter dated February 12, 2025 ("Commitment Letter"), with Citizens Bank, JPMorgan Chase Bank, and Citibank ("Commitment Parties") pursuant to which, among other things, the Commitment Parties have committed to provide debt financing for the Transaction, consisting of senior secured credit facilities of up to an aggregate total of $550,000, which includes a $300,000 term loan and a $250,000 revolving credit facility, on the terms and conditions set forth in the Commitment Letter.
Cash Flows
A summary of our cash provided by and used in operating, investing, and financing activities was as follows.
Operating Activities
Cash provided by operating activities was $198,096 for the year ended December 31, 2024, as compared to $229,237 in the prior year. The decrease was primarily driven by unfavorable changes in inventories, receivables, and deferred taxes, partially offset by favorable changes in accounts payable, and net income.
Investing Activities
Cash used in investing activities was $39,493 for the year ended December 31, 2024, which was primarily attributed to capital expenditures of $25,911 for leasehold improvements, new stores, and systems enhancements; purchases of short-term investments of $21,405, and acquisitions of $13,976. This was partially offset by proceeds from the sale of short-term investments of $22,139.
Financing Activities
Cash used in financing activities was $167,906 for the year ended December 31, 2024, which was primarily attributable to share repurchases and net settlements of stock awards of $98,433, dividends paid of $61,039, and the payment of a contingent consideration liability of $8,547.

Contractual and Other Obligations
Firm Commitments
Our contractual obligations as of December 31, 2024 were as follows:

	Payment due by period
(in thousands)	Total	2025	2026-2027	2028-2029	2030 and after
Operating lease obligations(1)	$172,821	$49,831	$69,786	$32,522	$20,682
Purchase obligations(2)	262,521	262,521	—	—	—
Future minimum royalty(3)	12,000	6,000	6,000	—	—
Employment Agreements(4)	60,336	10,368	17,985	16,491	15,492
Total	$507,678	$328,720	$93,771	$49,013	$36,174
(1) Refer to Note 13 – Leases to the consolidated financial statements included in this Annual Report on Form 10-K for further information.
(2) Substantially all our products are produced by independent manufacturers at overseas locations, the majority of which are located in China, with a growing percentage located in Cambodia, Mexico, Vietnam, India, Italy, Brazil, Tunisia, and various other European and Asian countries. We have not entered into any long-term manufacturing or supply contracts with any of these foreign manufacturers. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. Purchases are made primarily in United States dollars.
(3) Future minimum royalty and advertising payments represent our obligation in connection with our licenses agreement. Refer to Note 15 – Commitments, Contingencies, and Other to the consolidated financial statements included in this Annual Report on Form 10-K for further information.
(4) We have employment agreements with our Founder and Creative and Design Chief, Steven Madden, and certain executive officers, which provide for the payment of compensation. In addition, some of these employment agreements provide for incentive compensation based on various performance criteria and some provide for discretionary bonuses as well as other benefits, including stock-based compensation.
Off-Balance Sheet Arrangements
In addition to the commitments included in the Contractual Obligations table above, we have outstanding letters of credit of $504 outstanding as of December 31, 2024 related to the purchase of inventory. These letters of credit expire at various dates through 2030.
In connection with and concurrently with the entry into the Acquisition of Kurt Geiger (the "Transaction"), we have entered into a commitment letter dated February 12, 2025, with Citizens Bank, JPMorgan Chase Bank, and Citibank ("Commitment Parties") pursuant to which, among other things, to provide debt financing for the Transaction. Refer to Note 21 – Subsequent Events to the consolidated financial statements included in this Annual Report on Form 10-K for further information.
We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our consolidated financial statements. Refer to Note 15 – Commitments, Contingencies, and Other to the consolidated financial statements included in this Annual Report on Form 10-K for further information.
Dividends
In February 2024, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our outstanding shares of common stock. The dividend was paid on March 22, 2024, to stockholders of record as of the close of business on March 8, 2024. We paid total cash dividends for the three months ended March 31, 2024 of $15,416.
In May 2024, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our outstanding shares of common stock. The dividend was paid on June 21, 2024, to stockholders of record as of the close of business on June 10, 2024. We paid total cash dividends for the three months ended June 30, 2024 of $15,292.
In July 2024, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our outstanding shares of common stock. The dividend was paid on September 23, 2024, to stockholders of record as of the close of business on September 13, 2024. We paid total cash dividends for the three months ended September 30, 2024 of $15,172.
In November 2024, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our outstanding shares of common stock. The dividend was paid on December 27, 2024, to stockholders of record as of the close of business on December 13, 2024. We paid total cash dividends for the three months ended December 31, 2024 of $15,159.

On February 25, 2025, our Board of Directors approved a quarterly cash dividend. The quarterly dividend of $0.21 per share is payable on March 21, 2025 to stockholders of record as of the close of business on March 10, 2025.
Future quarterly cash dividend payments are subject to the discretion of our Board of Directors and contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that dividends will be paid to holders of our common stock in the future.
CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
Management believes the following critical accounting estimates are the most significantly affected by judgments and assumptions used in the preparation of our consolidated financial statements: allowances for doubtful accounts; markdowns and chargeback allowances, co-op advertising allowances, customer returns; inventory valuation; the valuation of goodwill and other intangible assets; and contingent consideration liabilities. Our estimates are made based upon historical factors, current and future circumstances and market conditions, and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis, and we may employ outside experts to assist in the valuation process of our intangible assets and goodwill.
Allowances for doubtful accounts. A vast majority of our customers’ receivable balances are protected under our factoring and collection agency agreements with Rosenthal & Rosenthal, Inc. (“Rosenthal”) and CIT Group/Commercial Services, Inc. (“CIT”), described in Note 17 – Factoring Agreements to the consolidated financial statements included in this Form 10-K. Under this agreement, Rosenthal assumes the credit risk resulting from a customer’s financial inability to make payment of credit-approved receivables. We also use risk insurance, letters of credit, and put agreements to mitigate credit risk for a significant portion of the receivables not covered under our Rosenthal agreement. The balance of receivables not covered under our Rosenthal agreement is reduced by an allowance for amounts that may be uncollectible in the future.
The estimated allowance for doubtful accounts is based on an analysis of the aging of accounts receivable, assessments of collectability based on historical trends, the financial condition of our customers, and an evaluation of economic conditions. Differences in management’s estimation of the above factors could impact our results of operations and financial position. The balances of allowances for doubtful accounts are generally correlated with our revenues from wholesale customers whose receivables are not covered under our Rosenthal agreement, and actual losses have historically been within our expectations and in line with the allowances we have established. The balances and activity in the allowances for doubtful accounts are presented in Note 20 – Valuation and Qualifying Accounts to the consolidated financial statements included in this Form 10-K. A hypothetical 5% increase in our allowance for doubtful accounts as of December 31, 2024 would have increased our 2024 operating expenses by approximately $200.
Markdowns, chargebacks, co-op advertising, and customer returns. As described in Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements included in this Form 10-K, we provide variable consideration to our wholesale customers to maximize sales of our product on the retail floor, in the form of markdowns and chargeback allowances, co-op advertising allowances, and return reserves related to the current period sales.
a.Markdowns and chargeback allowances. We evaluate anticipated customer markdowns and chargeback allowances by reviewing several performance indicators for our major customers. These performance indicators, which include inventory levels on the retail floors, sell through rates to the end consumer, and gross margin levels, are analyzed by management to estimate the amount of customer allowances. We also discuss product performance with our retail partners on an ongoing basis to gather more intelligence to inform our estimation process. Differences in management’s estimation of the above factors from period to period could impact our results of operations and financial position. The levels of markdown and chargeback allowances are generally correlated with our revenues to wholesale customers. A hypothetical 5% increase in the reserve balance for markdowns and chargeback allowances as of December 31, 2024 would have decreased our 2024 revenue by approximately $1,700.
b.Co-op advertising allowances. Under our co-op advertising programs, we agree to reimburse the retailer for a portion of the costs incurred by the retailer to advertise and promote some of our products. We estimate the costs of co-op advertising programs based on the terms of the agreements with our customers. Differences in management’s estimation of the co-op advertising activity at our customers and the resulting amount of the reserve for these allowances from period to period could impact our results of operations and financial position. The level of co-op advertising support is generally correlated with our revenues to wholesale customers. A hypothetical 5% increase in the reserve balance for co-op advertising allowances as of December 31, 2024 would have an immaterial impact on our 2024 revenue.
c.Return reserve. Our Direct-to-Consumer segment accepts unworn returns within 30 days from the date of a sale, or 30 days from the date of delivery for online orders. We estimate a return reserve in the Direct-to-Consumer segment by establishing a return rate using historical returns data. The rate is then applied to eligible revenues recorded in the current period to calculate the reserve. We do not accept returns as a normal business practice in our wholesale segments, except for our Blondo® and Dolce Vita® product lines. We estimate such returns based on historical experience and current market conditions. The level of returns is generally correlated with our revenues. A hypothetical 5% increase in the return reserve as of December 31, 2024 would have an immaterial impact on our 2024 revenue.

The balances and activity in the markdown, chargeback, co-op advertising allowances, and return reserves are included in Note 20 – Valuation and Qualifying Accounts to the consolidated financial statements included in this Form 10-K.
Inventory valuation. Inventories are stated at the lower of cost or net realizable value, on a first-in, first-out basis. We review inventory on a regular basis for excess and slow-moving inventory. The review is based on an analysis of the age and styles of inventory on hand, historical sales of the same or similar products, and expected net realizable value through future sales. The analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales and projections for sales in the foreseeable future as well as subsequent sales and discussions with both traditional and off-price retailers. We consider quantities on hand in excess of estimated future sales to be at risk for market impairment. The estimated net realizable value is determined based on the estimate of selling prices of inventory through off-price and discount store channels, department stores, and our own direct-to-consumer channel. The likelihood of any material inventory write-down is dependent primarily on the expectation of future consumer demand for our products, which is influenced by consumer trends, economic and market conditions, and weather patterns for seasonal good. A misinterpretation or misunderstanding of future consumer demand for our products due to these or any other factors could result in inventory valuation changes compared to the valuation determined to be appropriate as of the balance sheet date.
In general, our inventory obsolescence estimates have historically been within our expectations and in line with the reserves established, and although possible, significant variation is not expected in the future. A hypothetical 5% increase to inventory reserves as of December 31, 2024 would have decreased our 2024 gross profit by approximately $500.
Valuation of goodwill and other intangible assets. We estimate and record the fair value of purchased intangible assets at the time of their acquisition. The fair values of these intangible assets are estimated based on independent third-party appraisals that are reviewed and approved by us. Goodwill and other intangible assets deemed to have indefinite useful lives are not amortized. These assets are tested for impairment at least annually, on the first day of the third quarter, or more frequently if impairment indicators are present. Intangible assets with finite lives are amortized over their estimated useful lives and tested for impairment if indicators are present.
Our annual impairment assessment of goodwill and other indefinite-lived intangible assets is generally performed using a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit or intangible asset is less than its carrying amount. Performance of the qualitative impairment assessment requires judgment in identifying and considering the significance of relevant events and circumstances including external factors, such as macroeconomic and industry conditions, and the legal and regulatory environment, as well as entity-specific factors, such as actual and planned financial performance, that could impact the fair value of our reporting units and indefinite-lived intangible assets. The results of our most recent quantitative tests are also considered in performing the qualitative assessment.
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
Our annual impairment tests were last performed as of July 1, 2024, using a qualitative impairment test as described above, the results of which concluded that the fair values of its reporting units exceeded their carrying values and the fair values of its indefinite-lived intangibles exceeded their respective carrying values. A hypothetical 10% decrease in the fair values of our reporting units and our indefinite-lived intangible assets as of December 31, 2024 would not have resulted in any material impairment charges. No goodwill or intangible asset impairment charges were recorded as a result of our annual impairment tests during any of the years presented in this Form 10-K.
In the first quarter of 2024, circumstances occurred that caused a change in the estimated useful life of the GREATS® trademark from an indefinite life to an estimated useful life of 10 years, and as a result, the Company performed an impairment test. The estimated fair value of this trademark was determined using an excess earnings method, incorporating the use of projected financial information and a discount rate of 14.0% which was developed using market participant-based assumptions. Changes in these significant unobservable inputs might result in a significantly higher or lower fair value measurement. As a result of this assessment, the GREATS® trademark was written down from the carrying value of $6,150 to its fair value of $4,450, resulting in a pre-tax non-cash impairment charge of $1,700. Additionally, during the third quarter of 2024, the Company completed the sale of its GREATS business. As part of the divestiture, the remaining carrying amounts of the net intangible assets of GREATS, which included a trademark of $4,287 and customer relationships of $861, were written off. This was recorded within operating expenses in our Consolidated Statements of Income for the year ended December 31, 2024.
Additionally, during the third quarter of 2024, the Company decided to discontinue the use of its Almost Famous brand and transition its marketing and sales efforts under the Madden Girl brand. As a result of this decision, the Company reassessed the carrying amount of its Almost Famous trademark for impairment in accordance with ASC 350, Intangibles – Goodwill and Other. Based on this assessment, the Company determined that the estimated future cash flows related to the Almost Famous trademark was less than its carrying value, and therefore, the asset was impaired. As such, the Company recognized an impairment charge of $8,635, representing the remaining carrying amount of the asset, which was recorded within Impairment of intangibles in our Consolidated Statements of Income for the year ended December 31, 2024. Prior to writing off the Almost Famous trademark, it was recorded within our Wholesale Apparel/Accessories segment.
See Note 7 – Goodwill and Other Intangible Assets to the consolidated financial statements included in this Form 10-K for further details.
Contingent consideration liabilities. We have completed acquisitions that may require us to make contingent consideration payments to the sellers based on the future financial performance of the acquired businesses over a period from one to five years. The fair values of the contingent consideration liabilities are estimated using the present values of management's projections of the financial results of the acquired businesses. Failure to correctly project the financial results of the acquired businesses could materially impact our results of operations and financial position. See Note 4 – Acquisitions, Purchases and Sales of Joint Ventures, and Divestitures and Note 5 – Fair Value Measurements to the consolidated financial statements included in this Form 10-K for further details.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)
Interest Rate Risk
We do not engage in the trading of market risk sensitive instruments in the normal course of our business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and the BSBY. The terms of our $150,000 asset-based revolving credit agreement (the “Credit Facility”) and our collection agency agreements with Rosenthal & Rosenthal, Inc. and CIT Group/Commercial Services, Inc. can be found in the Liquidity and Capital Resources section of Item 7 and in Note 16 – Credit Agreement and Note 17 – Factoring Agreements, respectively, to the consolidated financial statements included in this Form 10-K. Because we had no cash borrowings under the Credit Facility as of December 31, 2024, a 10% change in interest rates, with all other variables held constant, would have an immaterial effect on our reported interest expense.
As of December 31, 2024, we held short-term investments valued at $13,484, which consist of time deposits. We have the ability to hold these investments until maturity.
Foreign Currency Exchange Rate Risk
We face market risk to the extent that our U.S. or foreign operations involve the transaction of business in foreign currencies. In addition, our inventory purchases are primarily done in foreign jurisdictions and inventory purchases may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of our contract manufacturers, which could have the effect of increasing the cost of goods sold in the future. We manage these risks primarily by denominating these purchases in U.S. dollars. To mitigate the risk of purchases that are denominated in foreign currencies we may enter into forward foreign exchange contracts for terms of no more than two years. A description of our accounting policies for derivative financial instruments is included in Note 2 – Summary of Significant Accounting Policies and Note 12 – Derivative Instruments to the consolidated financial statements.
As of December 31, 2024, we had entered into forward foreign exchange contracts with notional amounts totaling $90,031. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of December 31, 2024. As of December 31, 2024, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts, with all other variables held constant, would result in a net increase or decrease in the fair value of our derivatives portfolio of approximately $136, which is immaterial to the consolidated financial statements.
In addition, we are exposed to translation risk in connection with our foreign operations because our subsidiaries and joint ventures in these countries utilize the local currency as their functional currency, and those financial results are translated into U.S. dollars. As currency exchange rates fluctuate, foreign currency exchange rate translation adjustments reflected in our financial statements with respect to our foreign operations affects the comparability of financial results between years.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is incorporated herein by reference to the consolidated financial statements listed in response to Item 15. of Part IV of this Annual Report on Form 10-K.
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
With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness, as of the end of our fiscal year ended December 31, 2024, of our internal control over financial reporting based on the framework and criteria established in the 2013 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation our management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2024. Their attestation report appears in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting, as identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, that occurred during the fiscal quarter ended December 31, 2024, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K under the Exchange Act.
A copy of our insider trading policy and related Rule 10b5-1 trading plan policy has been filed as Exhibit 19.1 to this Annual Report on Form 10-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Exhibits.
See the Exhibit Index included herein.
(b) Financial Statements and Financial Statements Schedules
See Index to Consolidated Financial Statements included herein.

Exhibit Index

3.01	Amended and Restated Certificate of Incorporation of Steven Madden, Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2024)
3.02
Second Amended and Restated By-Laws of the Company, dated as November 1, 2022 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on November 2, 2022)

4.01
Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 8, 2013)

4.02
Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 1, 2023)

10.01
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2010 filed with the SEC on November 9, 2010)

10.02
Amendment to Collection Agency Agreement dated February 16, 2010 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2010 filed with the SEC on March 12, 2010)

10.03
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Daniel Friedman & Associates, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.04
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Diva Acquisition Corp. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.05
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Steven Madden Retail, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.06
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Stevies, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.07
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and SML Acquisition Corp. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.08
Letter Agreement dated July 10, 2009 among Rosenthal & Rosenthal, Inc., the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.09
Guarantee dated July 10, 2009 of the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. in favor of Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.10
Amendment to Collection Agency Agreement, dated May 6, 2020, between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 28, 2020)

10.11
Credit Agreement, dated as of July 22, 2020, among Steven Madden, Ltd., the other subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 28, 2020)

10.12
First Amendment to Credit Agreement, dated as of March 25, 2022, among Steven Madden, Ltd., the other loan parties party thereto, the lenders party thereto, and Citizen Bank, N.A., as administrative agent (which includes the marked Credit Agreement as Annex I thereto) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2022)

10.13
Amended and Restated Deferred Purchase Factoring Agreement, dated as of July 22, 2020, among Steven Madden, Ltd., certain subsidiaries of Steven Madden, Ltd. party thereto and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 28, 2020)

10.14
Third Amended Employment Agreement dated July 15, 2005 between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 20, 2005)

10.15
Amendment dated December 14, 2009 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 17, 2009)

10.16
Amended and Restated Second Amendment dated as of December 31, 2011 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011 filed with the SEC on February 29, 2012)

10.17
Third Amendment dated April 8, 2016 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 filed with the SEC on May 6, 2016)

10.18
Fourth Amendment dated March 25, 2019 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2019)

10.19
Employment Agreement dated as of May 15, 2023 between the Company and Karla Frieders (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 4, 2024)#

10.20
Employment Agreement, dated as of February 27, 2024, between the Company and Edward R. Rosenfeld (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 4, 2024)#

10.21
Employment Agreement, dated as of December 21, 2022, between the Company and Amelia Newton Varela (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022)#

10.22
Employment Agreement dated as of November 10, 2023, between the Company and Zine Mazouzi (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on November 15, 2023)#

10.23
2006 Stock Incentive Plan (Amended and Restated Effective May 22, 2009), amended by the Board of Directors of the Company on April 5, 2012 and approved and adopted by the Company's stockholders on May 25, 2012 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 1, 2013)#

10.24	2019 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2024)#
10.25	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2024)#
10.26	Form of Restricted Stock Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2024)
10.27	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2024)#
10.28
Form of Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 4, 2024)#

10.29
Form of Acknowledgment of Clawback Policy (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 1, 2023)

10.30
Second Amendment to Credit Agreement, dated as of April 3, 2023, among Steven Madden, Ltd., the other loan parties party thereto, the lenders party thereto, and Citizens Bank, N.A., as administrative agent (which includes the marked Credit Agreement as Annex I thereto) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2023)

10.31
Credit Approved Receivables Purchasing Agreement, dated as of April 3, 2023, among Steven Madden, Ltd., the subsidiaries and affiliates of Steven Madden, Ltd. party thereto, and The CIT Group/Commercial Services, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2023)

10.32
Third Amendment to Credit Agreement, dated as of October 23, 2023, among Steven Madden, Ltd., the other loan parties party thereto, the lenders party thereto, and Citizens Bank, N.A., as administrative agent (which includes the marked Credit Agreement as Annex I thereto) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2023)

10.33
Notification Factoring Rider to the Credit Approved Receivables Purchasing Agreement, dated as of October 23, 2023, among Steven Madden, Ltd., Daniel M. Friedman & Associates, Inc., and The CIT Group/Commercial Services, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2023)

10.34
Fifth Amendment to Third Amended Employment Agreement, dated November 10, 2023, between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2023)

10.35
Employment Agreement dated as of January 24, 2024, between the Company and Lisa Keith (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 4, 2024)#

10.36
Amendment No. 1 to Employment Agreement, dated May 6, 2024, by and between the Company and Lisa Keith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2024)#

10.37	Notice of Benchmark Replacement and Conforming Changes Amendment to Credit Agreement, dated as of November 16, 2024, by Citizens Bank, N.A.†
10.38	Steven Madden - Form of Restricted Stock Agreement (Steven Madden) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2024)#
10.39	Edward Rosenfeld - Form of Restricted Stock Agreement (Edward Rosenfeld) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2024)#
14.01
Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14.01 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2023 filed with the SEC on March 4, 2024)

14.02
Code of Business Conduct and Ethics for the Board of Directors (incorporated by reference to Exhibit 14.02 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2023 filed with the SEC on March 4, 2024)

14.03
Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.03 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2018 filed with the SEC on February 28, 2019)

19.01	Insider Trading Policy†
21.01	Subsidiaries of the Registrant†
23.01	Consent of Ernst & Young LLP†
24.01	Power of Attorney (included on signature page hereto)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*
97	Clawback Policy
101	The following materials from Steven Madden, Ltd.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) information set forth under paragraph (b) in Part II, Item 9B, tagged as blocks of text.*
104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL) with applicable taxonomy extension information contained in Exhibit 101.*
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

DATE: March 3, 2025

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

Signature	Title	Date
/s/ EDWARD R. ROSENFELD	Chairman, Chief Executive Officer and Director	March 3, 2025
Edward R. Rosenfeld
/s/ ZINE MAZOUZI	Chief Financial Officer and Executive Vice President of Operations	March 3, 2025
Zine Mazouzi
/s/ AMELIA NEWTON VARELA	President and Director	March 3, 2025
Amelia Newton Varela
/s/ PETER A. DAVIS	Director	March 3, 2025
Peter A. Davis
/s/ AL FERRARA	Director	March 3, 2025
Al Ferrara
/s/ MITCHELL S. KLIPPER	Director	March 3, 2025
Mitchell S. Klipper
/s/ MARÍA TERESA KUMAR	Director	March 3, 2025
María Teresa Kumar
/s/ ROSE PEABODY LYNCH	Director	March 3, 2025
Rose Peabody Lynch
/s/ PETER MIGLIORINI	Director	March 3, 2025
Peter Migliorini
/s/ RAVI SACHDEV	Director	March 3, 2025
Ravi Sachdev
/s/ ARIAN SIMONE REED	Director	March 3, 2025
Arian Simone Reed
/s/ ROBERT SMITH	Director	March 3, 2025
Robert Smith

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Steven Madden, Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Steven Madden, Ltd. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2025 expressed an unqualified opinion thereon.
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

Markdown Allowances
Description of the Matter
As described in Note 2 to the consolidated financial statements, revenue recognized by the Company is measured as the amount of consideration the Company expects to receive in exchange for goods, including estimates for variable consideration. Variable consideration includes markdown allowances which are recorded as a reduction of revenue in the period in which revenues are recognized. Estimating the amount of markdown allowances to be recorded requires management to review several performance indicators, including retailers’ inventory levels, sell-through rates and gross margin levels.

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
March 3, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Steven Madden, Ltd.
Opinion on Internal Control Over Financial Reporting
We have audited Steven Madden, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Steven Madden, Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 3, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
New York, New York
March 3, 2025

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December 31,
(in thousands)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$189,924	$204,640
Short-term investments	13,484	15,173
Accounts receivable, net of allowances of $4,670 and $4,828	45,653	40,246
Factor accounts receivable	348,659	320,723
Inventories	257,625	228,990
Prepaid expenses and other current assets	34,463	29,009
Income tax receivable and prepaid income taxes	4,887	16,051
Total current assets	894,695	854,832
Property and equipment, net	57,388	47,199
Operating lease right-of-use asset	139,695	122,783
Deferred tax assets	610	609
Deposits and other	22,214	16,250
Goodwill	183,737	180,003
Intangibles, net	113,432	126,267
Total Assets	$1,411,771	$1,347,943
LIABILITIES
Current liabilities:
Accounts payable	$206,889	$161,140
Accrued expenses	142,452	154,751
Operating leases - current portion	43,172	40,342
Income taxes payable	6,147	5,998
Contingent consideration liability - current portion	—	3,325
Accrued incentive compensation	15,061	12,068
Total current liabilities	413,721	377,624
Contingent consideration liability - long-term portion	7,565	9,975
Operating leases - long-term portion	109,816	98,536
Deferred tax liabilities	4,628	8,606
Other liabilities	44	5,170
Total Liabilities	535,774	499,911
Commitments, contingencies and other (Note 15)
STOCKHOLDERS’ EQUITY
Preferred stock – $0.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $0.0001 par value, 60 shares authorized; none issued	—	—
Common stock – $0.0001 par value, 245,000 shares authorized, 137,248 and 136,471 shares issued, 72,157 and 73,681 shares outstanding	7	7
Additional paid-in capital	614,381	586,155
Retained earnings	1,787,851	1,679,500
Accumulated other comprehensive loss	(48,291)	(29,046)
Treasury stock – 65,091 and 62,790 shares at cost	(1,506,229)	(1,407,018)
Total Steven Madden, Ltd. stockholders’ equity	847,719	829,598
Noncontrolling interest	28,278	18,434
Total stockholders’ equity	875,997	848,032
Total Liabilities and Stockholders’ Equity	$1,411,771	$1,347,943
See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Income

	Years Ended December 31,
(in thousands except per share data)	2024	2023	2022
Net sales	$2,272,266	$1,971,474	$2,111,296
Commission and licensing fee income	10,661	10,108	10,713
Total revenue	2,282,927	1,981,582	2,122,009
Cost of sales (exclusive of depreciation and amortization)	1,345,995	1,149,168	1,248,173
Gross profit	936,932	832,414	873,836
Operating expenses	698,936	612,672	586,385
Change in valuation of contingent consideration liability	2,722	—	5,807
Impairment of intangibles	10,335	6,520	—
Income from operations	224,939	213,222	281,644
Interest and other income - net	5,538	7,392	676
Income before provision for income taxes	230,477	220,614	282,320
Provision for income taxes	54,575	46,639	65,103
Net income	175,902	173,975	217,217
Less: net income attributable to noncontrolling interest	6,512	2,421	1,156
Net income attributable to Steven Madden, Ltd.	$169,390	$171,554	$216,061

Basic net income per share	$2.38	$2.34	$2.84

Diluted net income per share	$2.35	$2.30	$2.77

Basic weighted average common shares outstanding	71,274	73,337	76,021
Effect of dilutive securities – options/restricted stock	689	1,228	2,048
Diluted weighted average common shares outstanding	71,963	74,565	78,069

Cash dividends declared per common share	$0.84	$0.84	$0.84
See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31, 2024
(in thousands)	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$175,902
Other comprehensive (loss):
Foreign currency translation adjustment	$(21,993)	$—	(21,993)
Gain on cash flow hedging derivatives	2,456	(632)	1,824
Total other comprehensive (loss)	$(19,537)	$(632)	(20,169)

Comprehensive income			155,733
Less: comprehensive income attributable to noncontrolling interests			5,588
Comprehensive income attributable to Steven Madden, Ltd.			$150,145

	Year Ended December 31, 2023
(in thousands)	Pre-tax amounts	Tax benefit	After-tax amounts
Net income			$173,975
Other comprehensive income:
Foreign currency translation adjustment	$7,611	$—	7,611
(Loss) on cash flow hedging derivatives	(852)	223	(629)
Total other comprehensive income	6,759	223	6,982

Comprehensive income			180,957
Less: comprehensive income attributable to noncontrolling interests			2,740
Comprehensive income attributable to Steven Madden, Ltd.			$178,217

	Year Ended December 31, 2022
(in thousands)	Pre-tax amounts	Tax benefit	After-tax amounts
Net income			$217,217
Other comprehensive (loss):
Foreign currency translation adjustment	$(6,681)	$—	(6,681)
(Loss) on cash flow hedging derivatives	(788)	239	(549)
Total other comprehensive (loss)	(7,469)	239	(7,230)

Comprehensive income			209,987
Less: comprehensive income attributable to noncontrolling interests			91
Comprehensive income attributable to Steven Madden, Ltd.			$209,896
See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
(in thousands except per share data)	Shares	Amount				Shares	Amount
Balance - December 31, 2021	80,557	$8	$495,999	$1,421,067	$(29,544)	53,472	$(1,075,432)	$8,440	$820,538
Share repurchases and net settlement of restricted stock awards	(4,188)	—	—	—	—	4,188	(148,878)	—	(148,878)
Exercise and net settlement of stock options	24	—	602	—	—	—	—	—	602
Issuance of restricted stock, net of forfeitures	403	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	24,396	—	—	—	—	—	24,396
Foreign currency translation adjustment	—	—	—	—	(5,616)	—	—	(1,065)	(6,681)
Cash flow hedge (net of tax benefit of $239)	—	—	—	—	(549)	—	—	—	(549)
Dividends on common stock ($0.84 per share)	—	—	—	(66,005)	—	—	—	—	(66,005)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(294)	(294)
Investment of noncontrolling interest	—	—	—	—	—	—	—	2,500	2,500
Sale of minority ownership of joint venture	—	—	(556)	—	—	—	—	1,573	1,017
Net income	—	—	—	216,061	—	—	—	1,156	217,217
Balance - December 31, 2022	76,796	8	520,441	1,571,123	(35,709)	57,660	(1,224,310)	12,310	843,863
Share repurchases and net settlement of restricted stock awards	(3,730)	(1)	—	—	—	3,730	(133,627)	—	(133,628)
Exercise and net settlement of stock options	254	—	41,566	—	—	1,400	(49,081)	—	(7,515)
Issuance of restricted stock, net of forfeitures	361	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	24,148	—	—	—	—	—	24,148
Foreign currency translation adjustment	—	—	—	—	7,292	—	—	319	7,611
Cash flow hedge (net of tax benefit of $223)	—	—	—	—	(629)	—	—	—	(629)
Dividends on common stock ($0.84 per share)	—	—	—	(63,177)	—	—	—	—	(63,177)
Investment of noncontrolling interest	—	—	—	—	—	—	—	4,486	4,486
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(1,102)	(1,102)
Net income	—	—	—	171,554	—	—	—	2,421	173,975
Balance - December 31, 2023	73,681	7	586,155	1,679,500	(29,046)	62,790	(1,407,018)	18,434	848,032
Share repurchases and net settlement of restricted stock awards	(2,280)	—	—	—	—	2,280	(98,321)	—	(98,321)
Exercise and net settlement of stock options	52	—	2,392	—	—	21	(890)	—	1,502
Issuance of restricted stock, net of forfeitures	704	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	26,539	—	—	—	—	—	26,539
Foreign currency translation adjustment	—	—	—	—	(21,069)	—	—	(924)	(21,993)
Cash flow hedge (net of tax expense of $632)	—	—	—	—	1,824	—	—	—	1,824
Dividends on common stock ($0.84 per share)	—	—	—	(61,039)	—	—	—	—	(61,039)
Investment of noncontrolling interest	—	—	—	—	—	—	—	4,949	4,949
Divestiture of business	—	—	—	—	—	—	—	102	102
Acquisition of incremental ownership of joint ventures	—	—	(705)	—	—	—	—	(795)	(1,500)
Net income	—	—	—	169,390	—	—	—	6,512	175,902
Balance - December 31, 2024	72,157	$7	$614,381	$1,787,851	$(48,291)	65,091	$(1,506,229)	$28,278	$875,997
See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$175,902	$173,975	$217,217
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation	26,539	24,148	24,396
Depreciation and amortization	20,010	15,501	20,576
Loss on disposal of fixed assets	112	204	11
Impairment of intangibles	10,335	6,520	—
Deferred taxes	(4,703)	6,105	3,601
Loss on divestiture of business	3,199	—	—
Accrued interest on note receivable – related party	—	(8)	(16)
Note receivable - related party	—	409	409
Change in valuation of contingent consideration liability	2,722	—	(5,807)
Other operating activities	(575)	(23)	(2,716)
Changes, net of acquisitions, in:
Accounts receivable	(6,947)	(1,308)	(9,683)
Factor accounts receivable	(31,542)	(18,647)	116,141
Inventories	(30,567)	25,303	29,071
Prepaid expenses, income tax receivables, prepaid taxes, and other assets	133	(1,060)	(4,205)
Accounts payable and accrued expenses	37,339	7,052	(108,788)
Accrued incentive compensation	3,118	280	(3,083)
Leases and other liabilities	(6,979)	(8,061)	(8,902)
Payment of contingent consideration liability	—	(1,153)	(339)
Net cash provided by operating activities	198,096	229,237	267,883

Cash flows from investing activities:
Capital expenditures	(25,911)	(19,470)	(16,351)
Purchases of short-term investments	(21,405)	(25,688)	(45,130)
Maturity/sale of short-term investments	22,139	25,872	73,998
Acquisition of businesses	(13,976)	(75,271)	—
Purchase of a trademark	—	—	(2,000)
Other investing activities	(340)	(5,335)	(5,000)
Net cash (used in)/provided by investing activities	(39,493)	(99,892)	5,517

Cash flows from financing activities:
Proceeds from exercise of stock options	1,613	1,205	602
Investment of noncontrolling interest	—	4,486	2,500
Acquisition of incremental ownership of joint ventures	(1,500)	—	—
Distributions to noncontrolling interest earnings	—	(1,102)	(294)
Sale of minority interest of a subsidiary	—	—	1,017
Common stock repurchased and net settlements of stock awards	(98,433)	(142,348)	(148,878)
Cash dividends paid on common stock	(61,039)	(63,177)	(66,005)
Payment of contingent consideration liability	(8,547)	—	(4,770)
Net cash used in financing activities	(167,906)	(200,936)	(215,828)
Effect of exchange rate changes on cash and cash equivalents	(5,413)	1,518	(2,358)
Net change in cash and cash equivalents	(14,716)	(70,073)	55,214
Cash and cash equivalents – beginning of year	204,640	274,713	219,499
Cash and cash equivalents – end of year	$189,924	$204,640	$274,713
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$51,146	$45,525	$65,395
See accompanying notes to consolidated financial statements.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

All figures discussed in these notes to our consolidated financial statements are in thousands, except for store count and per share amounts.
Note 1 – Nature of Operations
Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”, “we”, or “our”) designs, sources, and markets fashion-forward branded and private label footwear, accessories, and apparel. The Company distributes its products through the wholesale channel to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe. Additionally, the Company operates in other international markets through its joint ventures in South Africa, the Middle East, Israel, various countries in Europe, Latin America, and various countries in Asia, and through special distribution arrangements in various European countries, North Africa, South and Central America, and various countries within the Asia-Pacific region. The Company also distributes its products through its direct-to-consumer channel, which includes company-operated retail stores and e-commerce websites, in the United States, Canada, Mexico, South Africa, the Middle East, Israel, various countries in Europe, Latin America, Portugal, and the Asia-Pacific region.
The Company’s product offerings include a diverse range of contemporary styles, designed to establish or capitalize on market trends, complemented by core product offerings. The Company is recognized for its design creativity and ability to deliver trend-right products with high quality at accessible price points, efficiently and within short lead times.
The Company operates in four reportable segments: Wholesale Footwear, Wholesale Accessories/Apparel, Direct-to-Consumer, and Licensing. Refer to Note 19 – Operating Segment Information for further information.
As of December 31, 2024, the Company operated 291 brick-and-mortar stores and five e-commerce websites.
Note 2 – Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Steven Madden, Ltd. and its wholly-owned subsidiaries. Additionally, the Company consolidates the accounts of the following joint ventures, in which it holds a controlling financial interest: SM Dolce Limited (Hong Kong), SM Distribution Israel L.P. (Israel), SM Distribution Singapore Pte. Ltd. (Singapore), SM Distribution Latin America S. de R.L. (Latin America), Madden Operations Ltd. (Israel), Steve Madden South Africa Proprietary Limited (South Africa), AG SM Holdings Limited (Middle East), SM Fashion d.o.o. Beograd (Serbia), and BA Brand Holdings LLC (United States).
The interests of non-controlling shareholders in these consolidated entities are presented as net income attributable to noncontrolling interest in the Consolidated Statements of Income and as noncontrolling interest in the Consolidated Balance Sheets.
All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the following: the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the balance sheet date, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.
Significant areas involving management estimates include inventory valuation, goodwill and other intangible assets valuation, and variable consideration as part of revenue recognition, including chargebacks, markdown allowances, discounts, returns, and compliance-related deductions. The Company estimates variable consideration by analyzing several performance indicators for its major customers, including retailers’ inventory levels, sell-through rates, and gross margin levels. Management continuously evaluates these factors to estimate anticipated chargebacks and allowances.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Cash and Cash Equivalents
Cash and cash equivalents consist of cash balances and highly liquid investments with an original maturity of three months or less as of the date of purchase.
Short-Term Investments
Short-term investments consist of securities which the Company expects to convert into cash within one year, including time deposits with original maturities greater than three months but less than or equal to one year.
Inventories
Inventories consist of finished goods, both on hand and in transit, and are recorded at the lower of cost (determined using the first-in, first-out method) or net realizable value.
Property and Equipment, Net
Property and equipment, net is recorded at cost less accumulated depreciation and amortization including the impact of impairments and disposals. Depreciation and amortization is calculated using the straight-line method over estimated useful lives ranging from three to 27.5 years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term. Refer to Note 6 – Property and Equipment for further information.
Impairment of Long-Lived Assets
Long-lived assets, including property and equipment and operating lease right-of-use ("ROU") assets, are assessed for impairment whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Recoverability is evaluated by comparing the asset or asset group’s carrying value to the Company’s best estimate of undiscounted future cash flows. If the carrying value is in excess of the estimated undiscounted future cash flows, the Company will measure any impairment loss by comparing the carrying value of the asset or asset group to its fair value.
When estimating future cash flows, the Company considers various factors, including macroeconomic trends, consumer spending, capital investments, promotional activities, and advertising expenditures. As these estimates require significant judgment, actual results may differ, potentially leading to future impairments. Refer to Note 6 – Property and Equipment and Note 13 – Leases for further information.
Fair value is generally determined using a discounted cash flow (“DCF”) model or market approach, depending on the availability of market data and the nature of the asset. Under the DCF model, significant assumptions include estimates of future cash flows and discount rates, which reflect the risks associated with the expected future cash flows. When sufficient market data is available, the Company may apply a market approach by considering comparable market transactions, quoted market prices for similar assets, or appraisals when available.
Impairment of Goodwill and Other Intangible Assets
The Company's goodwill and other indefinite-lived intangible assets are not amortized but are tested for impairment annually at the beginning of the third quarter, or more frequently if events or circumstances indicate potential impairment.
In accordance with applicable accounting guidance, impairment may be assessed using a qualitative evaluation of relevant factors, including historical and expected financial performance, macroeconomic and industry conditions, and the legal and regulatory environment. If qualitative factors suggest it is more likely than not that the fair value of an intangible asset or reporting unit is lower than its carrying amount, a quantitative impairment test is performed. As part of its ongoing assessment, the Company periodically conducts a quantitative impairment analysis instead of a qualitative assessment. If the fair value of an intangible asset or reporting unit is less than its carrying amount, an impairment loss is recognized, limited to the intangible asset or reporting unit's carrying value. Refer to Note 7 – Goodwill and Other Intangible Assets for further information.
Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, typically ranging from 10 to 20 years, and are reviewed for impairment when indicators of impairment are present.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Comprehensive Loss
Comprehensive loss represents net earnings plus all other non-owner changes in equity, including foreign currency translation adjustments and unrealized gains or losses on cash flow hedges. The accumulated balances for each component of other comprehensive loss attributable to the Company were as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Currency translation adjustment	$(49,270)	$(28,201)	$(35,493)
Cash flow hedges, net of tax	979	(845)	(216)
Accumulated other comprehensive loss	$(48,291)	$(29,046)	$(35,709)
Amounts reclassified from accumulated other comprehensive loss into operating income in the Consolidated Statements of Income during 2024, 2023, and 2022 were immaterial.
Advertising Costs
Advertising costs are expensed as incurred and are included within operating expenses in the Consolidated Statements of Income. For the years ended December 31, 2024, 2023, and 2022, advertising costs were $101,954, $89,435, and $85,921, respectively.
Revenue Recognition
The Company recognizes revenue when it satisfies performance obligations identified under customer contracts, typically upon the transfer of control in accordance with the contractual terms and conditions of the sale. Most of the Company’s revenue is recognized at a point in time when the product is shipped to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for goods, including estimates for variable consideration. Variable consideration primarily includes markdown allowances, co-op advertising programs, and product returns. Revenue recognition policy by segment is described below. Refer to Note 19 – Operating Segment Information for disaggregated revenue by segment.
Wholesale Footwear and Wholesale Accessories/Apparel Segments. The Company generates revenue through the design, sourcing, and sale of branded and private label footwear, accessories, and apparel to both domestic and international customers who then sell the products to end consumers. The Company recognizes revenue when it satisfies performance obligations identified under the terms of customer contracts, typically upon the transfer of control of merchandise in accordance with contractual terms and conditions of the sale.
Direct-to-Consumer Segment. The Company generates revenue through the direct sale of branded footwear, apparel, and accessories to consumers. Revenue from physical store is recognized at the point of sale when the customer takes control of the goods and payment is received. E-commerce sales are recognized upon receipt of goods by the customer.
Licensing Segment. The Company licenses various trademarks under agreements that allow licensees to manufacture, market, and sell select apparel, accessories, home goods, and other non-core products. License agreements require royalty and, in most cases, advertising fee payments, both of which are based on the greater of a minimum or a percentage of net revenues. For license agreements where the sales-based royalty exceeds the contractual minimum, revenue is recognized as licensed products are sold, based on reports from licensees. For agreements where the contractual minimum fee is not exceeded, revenue is recognized ratably over the contract period. Minimum guaranteed royalties are generally earned and received quarterly.
First Cost Segment. As of January 2023, the Company no longer serves as a buying agent for any of its customers, and as a result no longer reports under the First Cost segment. Prior to January 2023, the Company earned commissions for serving as a buying agent for footwear products under private labels and certain owned brands for select national chains, and value-priced retailers. As a buying agent, the Company utilized its expertise and relationships with shoe manufacturers to facilitate the production of private label shoes to customer specifications. The Company’s commission revenue also included fees charged for its design and product development services provided to certain suppliers. The Company satisfied its performance obligation to its customers by performing the services required in the buying agency agreements and thereby earning its commission fee at the point in time when the customer’s freight forwarder takes control of the goods.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Variable Consideration
The Company provides markdown allowances and participates in co-op advertising programs to support retail sales of its products. These costs are deducted from gross sales to arrive at net sales in the Company’s Consolidated Statements of Income.
Markdown Allowances. The Company provides markdown allowances to its retailer customers, which are recorded as a reduction of revenue in the period in which the branded footwear and accessories/apparel revenues are recognized. The Company estimates its markdown allowances by reviewing several performance indicators, including retailers' inventory levels, sell-through rates, and gross margin levels.
Co-op Advertising Programs. Under co-op advertising programs, the Company agrees to reimburse the retailer for a portion of the costs incurred by the retailer to advertise and promote some of the Company's products. The Company estimates the costs of co-op advertising programs based on the terms of the agreements with its retailer customers.
Rights of Return. The Company’s Direct-to-Consumer segment accepts returns within 30 days from the date of sale (in-store) or delivery (online) for unworn merchandise that can be resold. Returns from wholesale customers are generally not accepted, except for the Company’s Blondo® and Dolce Vita® product lines. The Company estimates returns based on historical trends and current market conditions, which have historically not been material. In cases where wholesale customers return damaged products, the Company typically recovers costs from the responsible third-party factory.
Taxes Collected from Customers
The Company accounts for certain taxes collected from its customers in accordance with the accounting guidance that allows for either gross presentation (included in revenue and costs) or net presentation (excluded from revenue). Taxes within the scope of this accounting guidance includes sales taxes, use taxes, value-added taxes, and certain excise taxes. The Company has elected the net presentation approach and excludes from revenue any taxes collected from customers.
Cost of Sales
Cost of sales includes all expenses incurred to bring finished products to the Company’s distribution centers, customers’ freight forwarders, and, for the Direct-to-Consumer segment, to the Company’s stores (excluding depreciation and amortization). These costs include finished product costs, purchase commissions, letter of credit fees, brokerage fees, sample expenses, custom duties, inbound freight, royalty payments on licensed products, and labels and packaging. Warehouse and distribution costs related to the Wholesale segments, as well as freight costs to customers (if applicable), are recorded in operating expenses, rather than in cost of sales, in the Company’s Consolidated Statements of Income. The Company’s gross margins may not be directly comparable to those of other industry peers, as some companies classify warehouse, distribution, or other costs differently within their financial statements.
Warehouse and Shipping Costs
The Company includes warehouse and shipping costs in operating expenses in the Consolidated Statements of Income. For the years ended December 31, 2024, 2023, and 2022, total warehouse and shipping costs were $97,958, $97,100, and $111,326, respectively. Since the Company's standard terms of sales are “FOB Steve Madden warehouse,” wholesale customers are typically responsible for any shipping costs. Shipping costs incurred by the Company for wholesale customers were not considered significant. Costs associated with shipping goods to customers are accounted for as fulfillment activities and reflected as operating expenses in the Consolidated Statements of Income.
Employee Benefit Plan
The Company maintains a tax-qualified 401(k) plan, which is available to each of the Company's eligible employees who elect to participate after meeting certain length-of-service and age requirements. The Company matches 50% of employees' contributions up to a maximum of 6% of eligible compensation, with vesting occurring over a specified period.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Total matching contributions for the years ended December 31, 2024, 2023, and 2022 were approximately $2,658, $2,301, and $2,125, respectively.
Derivative Instruments
The Company uses derivative instruments to manage its exposure to cash flow variability from foreign currency risk. Derivatives are recorded at fair value and included in prepaid expenses and other current assets or accrued expenses on the Consolidated Balance Sheets. The Company applies cash flow hedge accounting for its derivative instruments. Net gains and losses from these derivative instruments are recorded in accumulated other comprehensive loss and reclassified to earnings in future periods when the related economic transactions impact earnings. Refer to Note 12 – Derivative Instruments for further information.
Income Taxes
The Company accounts for income taxes using the asset and liability method, recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities, as well as for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates applicable to taxable income for the periods in which these assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.
The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on its technical merits. Recognized tax benefits are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Refer to Note 14 – Income Taxes for further information.
Equity-based Compensation
The Company recognizes compensation costs for equity-based awards when employees provide services in exchange for equity instruments. The Company’s equity-based compensation awards include the following:
Restricted stock awards. Compensation costs for restricted stock awards is measured based on the closing fair market value of the Company’s common stock on the date of grant.

Stock options. Compensation costs for stock options is determined at the grant date, measured based on the fair value as calculated using the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM option-pricing model incorporates various assumptions, including expected volatility, estimated option life, and interest rates.

Performance-based share awards. The Company grants performance-based share awards to certain individuals, the vesting of which is contingent on the achievement of Company or individual performance goals. The Company estimates the probable outcome of the performance conditions, based on actual performance against these goals quarterly and adjusts the equity-based compensation expense accordingly. Shares are distributed upon completion of the service and performance periods. Compensation costs for performance-based awards is measured based on the closing fair market value of the Company’s common stock on the date of grant.

The Company recognizes equity-based compensation costs net of estimated forfeitures. The Company estimates forfeiture rates based on historical data. Equity-based compensation costs is recognized over the award’s requisite service period and is included in operating expenses in the Consolidated Statements of Income. Refer to Note 8 – Equity-Based Compensation for further information.
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
Some of the Company’s retail store leases provide for variable lease payments based on sales volumes at the leased locations. Because these variable lease payments cannot be measured at lease inception, they are excluded from the initial

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
measurement of the ROU assets and lease liabilities and instead are expensed as incurred in accordance with Accounting Standards Codification (ASC) Topic 842, “Leases.”
Lease ROU assets and other long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. For stores with impairment indicators, the Company performs a recoverability test, comparing estimated undiscounted cash flows to the carrying value of the related long-lived assets. If the carrying value exceeds the estimated undiscounted cash flows, the assets are written down to fair value. Fair values of the long-lived assets are determined using an income approach, incorporating management’s cash flow projections and market rental rate estimates. Significant estimates are used in determining future cash flows of each store over its remaining lease term, including the Company's expectations of future projected cash flows. An impairment loss is recorded if the carrying amount of the long-lived asset group exceeds its fair value.
The Company's leases have initial terms ranging from 1 to 12 years and may have renewal or early termination options ranging from 1 to 10 years. A majority of the retail store leases provide for contingent rental payments if gross sales exceed certain targets. In addition, many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes. Rent expense is calculated by amortizing total base rental payments (net of any rental abatements, construction allowances, and other rental concessions), on a straight-line basis, over the lease term. When renewal or termination options are deemed reasonably certain, they are included in the determination of the lease term and calculation of the ROU asset and lease liability.
Reclassifications
Certain reclassifications were made to prior years' amounts to conform to the current years' presentation.
Note 3 – Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280)," which is intended to enhance the disclosures on reportable segments, including disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. ASU 2023-07 does not change how entities identify their operating segments, aggregates them, or applies the quantitative thresholds to determine their reportable segments. The Company adopted ASU 2023-07 for the year ended December 31, 2024, and applied it retrospectively to all prior periods presented. The adoption of ASU 2023-07 did not have an impact on the Company's consolidated financial statements, but it did require increased disclosures within the notes to our consolidated financial statements. Refer to Note 19 – Operating Segment Information for further information.
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2023, the FASB issued ASU No. 2023-05, "Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement," which is intended to provide guidance for the formation of a joint venture, including the initial measurement of assets and liabilities, the formation date, and basis of accounting. This new standard will be effective for annual reporting periods beginning on or after January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-05; however, at the current time, the Company does not believe this ASU will have a material impact on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740)," which is intended to provide greater transparency in various income tax components that affect the rate reconciliation based on the applicable taxing jurisdictions, as well as the qualitative and quantitative aspects of those components. This new standard will be effective for annual reporting periods beginning on or after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09. The Company does not expect that this ASU will have a material impact on its consolidated financial statements, but it will require increased income tax disclosures within the notes to our consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40)," which requires disaggregation of certain expense captions into specified categories in disclosures. This new standard will be effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03. The Company does

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
not expect that this ASU will have a material impact on its consolidated financial statements, but it will require increased disclosures within the notes to our consolidated financial statements.
The Company has considered all new accounting pronouncements and has concluded that there are no additional pronouncements that may have a material impact on its results of operations, financial condition, and cash flows.
Note 4 – Acquisitions, Purchases and Sales of Joint Ventures, and Divestitures
Acquisitions
Almost Famous
In October 2023, Daniel M. Friedman & Associates, Inc. (“Buyer”), a New York corporation and a wholly-owned subsidiary of the Company, acquired substantially all of the assets and certain liabilities (the “Business”) of Turn On Products Inc. d/b/a Almost Famous (“Seller” or “Almost Famous”), pursuant to an Asset Purchase Agreement, by and among Buyer, the Company, Seller, and the holders of capital stock of Seller. Almost Famous is a designer and marketer of women’s junior apparel. Almost Famous distributes its products to wholesale customers, including mass merchants, department stores, off-price retailers, and chain stores within the United States. Almost Famous markets products under its own brands, primarily Almost Famous, as well as private label brands for various retailers. This Business was acquired for cash consideration of $73,228 and a future payment contingent on the Almost Famous business achieving certain earnings before interest and tax ("EBIT") targets. In connection therewith, the Company recorded an initial short-term liability of $3,325 and a long-term liability of $9,975 as of the date of acquisition to reflect the estimated fair value of the contingent purchase price. The fair value of the contingent payments liability was estimated on the date of acquisition using the Monte Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected EBIT over the earn-out period and a discount rate of 20.3%. Changes in these significant unobservable inputs might result in a significantly higher or lower fair value measurement. The maximum consideration which can be paid over the consideration period of four years is $68,000 and there are no minimum payments required. The liability will be remeasured at each reporting period with changes in fair value recorded in earnings. After the effect of closing adjustments, the total purchase price of the acquisition was $86,528.
The results of the Business have been included in the consolidated financial statements since the date of acquisition within the Wholesale Accessories/Apparel segment.
The following table summarizes the fair value of the assets acquired and liabilities assumed as of the October 20, 2023 acquisition date:

(in thousands)
Accounts receivable	$1,394
Inventories	22,718
Factor accounts receivable	51,940
Operating lease right-of-use asset	2,902
Prepaid expenses and other current assets	172
Property and equipment, net	248
Intangibles, net(1)	32,950
Accounts payable	(31,857)
Accrued expenses	(1,699)
Operating leases - current portion	(474)
Operating leases - long-term portion	(2,703)
Total fair value excluding goodwill	75,591
Goodwill	10,937
Net assets acquired	$86,528
(1) Consists of a trademark of $9,050 and customer relationships of $23,900, both of which are amortized over 20 years. During 2024, the Company determined that the trademark was impaired and recognized an impairment charge of $8,635 for the remaining carrying value of the trademark. Refer to Note 7 – Goodwill and Other Intangible Assets for further information.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The acquisition was accounted for in accordance with ASC Topic 805, "Business Combinations," ("ASC 805"), which requires that the total cost of an acquisition be allocated to tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.
The Company recorded goodwill for the acquisition based on the amount by which the purchase price exceeded the fair value of the net assets acquired, which consists largely of the synergies expected from the acquisitions. For tax purposes, goodwill will be amortized over a 15-year period.
The fair value of the trademark was estimated using the relief-from-royalty method, which presumes the owner of the asset avoids hypothetical royalty payments that would need to be made for the use of the asset if the asset was not owned. Key assumptions and estimates used are forecasted revenue, a royalty rate of 3.0%, and a discount rate of 21.8%. Such assumptions included significant unobservable inputs and changes in these significant unobservable inputs might result in a significantly higher or lower fair value measurement. The useful life of the trademark was estimated to be 20 years and amortization for the trademark has been recorded in operating expenses in our Consolidated Statements of Income. During the third quarter of 2024, the Company determined that the trademark was impaired and recognized an impairment charge of $8,635 for the remaining carrying value of the trademark. Refer to Note 7 – Goodwill and Other Intangible Assets for further information.
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
ATM
In November 2024, the Company acquired the ATM Collection (“ATM”), an elevated basics apparel brand, for a total preliminary purchase price of $9,783, inclusive of customary closing price adjustments.
The preliminary fair value of the assets acquired and liabilities assumed included a trade name of $6,300, customer relationships of $1,500, accounts payable of $1,870, and inventories of $1,658. The Company recorded goodwill of $2,195 based on the amount by which the purchase price exceeded the fair value of the net assets acquired. Goodwill recognized in the acquisition primarily reflects anticipated growth opportunities in both the wholesale and direct-to-consumer channels. For tax purposes, this goodwill will be amortized over 15 years.
Since acquisition, the results of ATM have been included within the Wholesale Accessories/Apparel and Direct-to-Consumer segments.
Hosiery Business
In March 2024 Daniel M. Friedman & Associates, Inc. acquired the Steve Madden and Betsey Johnson hosiery division ("hosiery business") of Gina Group LLC (“Gina”). Gina has been the exclusive licensee of the hosiery category for Steve Madden and Betsey Johnson brands and such license agreements were terminated in conjunction with the acquisition. The assets of the hosiery business were acquired for a cash consideration of $4,259 and the assets acquired included inventories of $2,168, reacquired rights of $1,450, and goodwill of $641.
The results of the hosiery business have been included in the consolidated financial statements since the date of acquisition within the Wholesale Accessories/Apparel segment. The Company determined that ATM and the hosiery business meets the definition of a business under ASC 805. Accordingly, the Company followed the acquisition method of accounting, which requires that the total cost of an acquisition be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values as of the acquisition date.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Joint Ventures
SM Fashion d.o.o. Beograd
In May 2024, the Company, through its subsidiary, Madden Europe Holding BV, formed a joint venture ("SM Fashion d.o.o. Beograd") with Milija Babovic, the exclusive distributor of the Company's products in various countries throughout Southeastern Europe. In connection with the transaction, the Company acquired 50.01% controlling financial interest in SM Fashion d.o.o. Beograd and paid a nominal contribution. Since the date of acquisition, the Company has consolidated SM Fashion d.o.o. Beograd into its financial results in accordance with ASC Topic 810 “Consolidation” ("ASC 810"). The other member's interest is reflected in net income attributable to noncontrolling interests in the Consolidated Statements of Income and noncontrolling interests in the Consolidated Balance Sheets.
SM Distribution Latin America S. de R.L
In June 2024, the Company, through its subsidiary, Madden Asia Holding Limited, formed a joint venture ("SM Distribution Latin America S. de R.L.") with Steve International Inc. SM Distribution Latin America S. de R.L. is the exclusive distributor of the Company's products in various countries throughout Latin America. In connection with the transaction, the Company acquired a 51.0% controlling financial interest in SM Distribution Latin America S. de R.L. and paid a contribution of $4,131. Since the date of acquisition, the Company has consolidated SM Distribution Latin America S. de R.L. into its financial results in accordance with ASC 810. The other member's interest is reflected in net income attributable to noncontrolling interests in the Consolidated Statements of Income and noncontrolling interests in the Consolidated Balance Sheets.
SM Distribution Singapore Pte. Ltd.
In October 2024, the Company, through its subsidiary, Madden Asia Holding Limited, formed a joint venture (“SM Distribution Singapore Pte. Ltd.”) with Luxury Ventures Pte. Ltd., a well-known distributor of luxury and retail goods throughout Southeast Asia. The JV was established with the purpose of distributing Steve Madden’s products primarily via retail and e-commerce channels throughout Singapore. In connection with the transaction, the Company acquired a 51.0% controlling financial interest in SM Distribution Singapore Pte. Ltd. and paid a contribution of $1,020. Since the date of acquisition, the Company has consolidated SM Distribution Singapore Pte. Ltd. into its financial results in accordance with ASC 810. The other member's interest is reflected in net income attributable to noncontrolling interests in the Consolidated Statements of Income and noncontrolling interests in the Consolidated Balance Sheets.
SM Distribution China Co., Ltd.
In August 2024, the Company acquired the remaining 49.0% interest in SM Distribution China Co., Ltd. from non-controlling shareholder, Shanghai Shenlian Brand Management Partnership Enterprise Limited Partnership, for $1,500. This transaction increased our total investment in SM Distribution China Co., Ltd. from 51.0% to 100.0%. SM Distribution China Co., Ltd. was initially formed in 2019. SM Distribution China Co. Ltd is consolidated in net income attributable to Steven Madden, Ltd. in the Consolidated Statements of Income and total Steven Madden, Ltd. stockholders’ equity in the Consolidated Balance Sheets.
AG SM Holdings Ltd.
In December 2022, the Company, through its subsidiary, Madden Asia Holding Limited, formed a joint venture ("AG SM Holdings Ltd.") with Apparel FZCO, the exclusive distributor of the Company's products in the Middle East. In connection with the transaction, the Company acquired a 50.1% controlling financial interest in AG SM Holdings Ltd. and paid a contribution of $7,014. Since the date of acquisition, the Company has consolidated AG SM Holdings Ltd. into its financial results in accordance with ASC 810. The other member's interest is reflected in net income attributable to noncontrolling interests in the Consolidated Statements of Income and noncontrolling interests in the Consolidated Balance Sheets.
Steve Madden South Africa Proprietary Limited
In April 2022, the Company sold a 49.9% minority non-controlling interest in Steve Madden South Africa Proprietary Limited to a third party for $1,017. In connection with the transaction, the Company retained a 50.1% controlling financial interest in Steve Madden South Africa Proprietary Limited. Accordingly, the Company has continued to consolidate Steve Madden South Africa Proprietary Limited into its financial results in accordance with ASC 810. The other member's interest is

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
reflected in net income attributable to noncontrolling interests in the Consolidated Statements of Income and noncontrolling interests in the Consolidated Balance Sheets.
Divestitures
GREATS Business
In August 2024, the Company completed the sale of substantially all of the assets and liabilities related to one of its subsidiaries, Greats Brand Inc. ("GREATS"), to an unrelated third party, Unified Commerce Group Ltd. ("UCG"), in exchange for a minority interest in UCG with an estimated fair value of approximately $4,020. This non-cash item is excluded from our Statement of Cash Flows.
The Company determined that GREATS met the definition of a business under ASC 805. The transaction resulted in the deconsolidation of GREATS from the Company’s consolidated financial statements and the recognition of a loss on sale in the amount of $3,199, which was included within operating expenses in the Consolidated Statements of Income for the year ended December 31, 2024. The loss on sale included the carrying amounts of the net intangible assets of GREATS, which consisted of a trademark of $4,287 and customer relationships of $861. Additionally, goodwill decreased $700 related to the divestiture. Prior to the divestiture, GREATS was part of our Direct-to-Consumer segment.
The Company retained a minority interest in UCG which does not give the Company significant influence over UCG. Consequently, the Company accounted for the investment under ASC 321, Investments – Equity Securities, and elected to apply the measurement alternative, which allows the Company to initially record the investment at cost and subsequently remeasure the investment at fair value upon observable price changes in orderly transactions for the identical or a similar investment of the same issuer or impairment, if any. The investment was included within deposits and other on our Consolidated Balance Sheet as of December 31, 2024.
Note 5 – Fair Value Measurements
The Company follows ASC Topic 820, “Fair Value Measurement” (“ASC 820”), which establishes a framework for measuring fair value and requires disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It emphasizes that fair value should reflect the assumptions market participants would use in pricing an asset or liability. ASC 820 also establishes a three-tier fair value hierarchy that prioritizes the inputs used in valuation methodologies. A brief description of the fair value hierarchy is as follows:

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
The Company’s financial assets and liabilities subject to fair value measurements as of December 31, 2024 and 2023 were as follows:

	December 31, 2024				December 31, 2023
(in thousands)	Fair value	Level 1	Level 2	Level 3	Fair value	Level 1	Level 2	Level 3
Assets:
Forward contracts	$2,175	$—	$2,175	$—	$708	$—	$708	$—
Total assets	$2,175	$—	$2,175	$—	$708	$—	$708	$—
Liabilities:
Contingent payment liability(1)(2)	$7,565	$—	$—	$7,565	$13,300	$—	$—	$13,300
Forward contracts	816	—	816	—	1,904	—	1,904	—
Total liabilities	$8,381	$—	$816	$7,565	$15,204	$—	$1,904	$13,300
(1) As of December 31, 2024, $7,565 was recorded in Contingent consideration liability - long-term portion.
(2) As of December 31, 2023, $3,325 was recorded in Contingent consideration liability - current portion and $9,975 was recorded in Contingent consideration liability - long-term portion.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. Fair value of these instruments is based on observable market transactions of spot and forward rates. Refer to Note 12 – Derivative Instruments for further information.
The following table provides a reconciliation of the beginning and ending balances for the contingent consideration liabilities included within Level 3 of the fair value hierarchy for the years ended December 31, 2024 and 2023 were as follows:

(in thousands)	Balance at Beginning of the Year	Acquisitions	Adjustments(1)	Transfer out of Level 3(2)	Balance at End of the Year
2024:
Liabilities:
Contingent consideration liability	$13,300	$90	$2,722	$(8,547)	$7,565
2023:
Liabilities:
Contingent consideration liability	$—	$13,300	$—	$—	$13,300
(1) In 2024, amount consists of an adjustment of $2,722 that was included as an expense related to the change in valuation of the contingent consideration liability in connection with the acquisition of Almost Famous. The adjustment was recorded in the Wholesale Accessories/Apparel segment.
(2) On December 31, 2024, the transfer out of Level 3 amount of $8,547, which was recorded in the Company's contingent consideration liabilities on the Consolidated Balance Sheets, represented the amount paid of our contingent liabilities which was measured based upon actual EBIT performance for the related performance period and was included as cash used in financing activities on the Consolidated Statement of Cash Flows.
As of December 31, 2024 and 2023, the fair value of the contingent consideration liability related to the acquisition of Almost Famous $7,475 and $13,300, respectively. The fair value was determined using a Monte Carlo simulation model, which estimates the probability of various financial outcomes during the measurement period. The model utilized discount rates of 17.5% and 20.3% as of December 31, 2024 and December 31, 2023, respectively. The change in fair value of the contingent payment liability reflects revisions to the forecasted operating results over the measurement period.
As of December 31, 2024, the fair value of the contingent consideration liability related to the acquisition of ATM was $90 in connection with the November 2024 acquisition of ATM. The fair value was determined using a Monte Carlo simulation model, utilizing a discount rate of 12.6%.
The fair values of goodwill and other intangibles are measured on a non-recurring basis and are determined using Level 3 inputs, including forecasted cash flows, discount rates, and implied royalty rates. Refer to Note 4 – Acquisitions, Purchases and Sales of Joint Ventures, and Divestitures and Note 7 – Goodwill and Other Intangible Assets for further information.
The fair values of lease right-of-use assets and fixed assets related to company-owned retail stores are measured on a non-recurring basis and are determined using Level 3 inputs, including estimated discounted future cash flows associated with the assets using sales trends, market rents, and market participant assumptions. Refer to Note 2 – Summary of Significant Accounting Policies for further information.
The carrying value of certain financial instruments such as cash equivalents, short-term investments, accounts receivable, factor accounts receivable, and accounts payable approximates their fair values due to the short-term nature of their underlying terms. Fair value of the notes receivable held by the Company approximates their carrying value based upon their imputed or actual interest rate, which approximates applicable current market interest rates. Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (non-recurring). These assets can include long-lived assets that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 6 – Property and Equipment
The major classes of assets and total accumulated depreciation and amortization were as follows:

		As of December 31,
(in thousands)	Average Useful Life	2024	2023
Land and building	27.5 (Building)	$1,322	$929
Leasehold improvements	Lesser of remaining lease or asset life	94,820	90,700
Machinery and equipment	10 years	12,935	12,641
Furniture and fixtures	3 to 5 years	18,415	14,750
Computer equipment and software	3 to 10 years	90,530	83,710
Construction in progress		3,784	1,976
		221,806	204,706
Less: impairments and disposals		(11,696)	(12,784)
Less: accumulated depreciation and amortization		(152,722)	(144,723)
Property and equipment - net		$57,388	$47,199
Depreciation and amortization expense related to property and equipment included in operating expenses was $15,597, $13,419, and $11,576 in 2024, 2023, and 2022, respectively, and includes computer software amortization expense of $3,171, $3,762, and $3,505, respectively. There were no impairment charges recorded for the years ended December 31, 2024 and 2023.
Note 7 – Goodwill and Other Intangible Assets
The following table provides a rollforward of the carrying amount of goodwill by reporting unit as of December 31, 2023 and 2024:

(in thousands)	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to-Consumer	Net Carrying Amount
Balance at January 1, 2023	$90,173	$62,688	$15,224	$168,085
Acquisitions(1)	—	10,937	—	10,937
Translation	490	—	491	981
Balance at December 31, 2023	90,663	73,625	15,715	180,003
Acquisitions and divestitures(2)(3)	—	1,958	3,807	5,765
Translation	(662)	—	(1,369)	(2,031)
Balance at December 31, 2024	$90,001	$75,583	$18,153	$183,737
(1) During 2023, the Company completed the acquisition of the Almost Famous business, which is included within our Wholesale Accessories/Apparel segment. Refer to Note 4 – Acquisitions, Purchases and Sales of Joint Ventures, and Divestitures for further information.
(2) During 2024, the Company acquired ATM and recorded goodwill of $2,195, of which $1,317 was recorded in the Wholesale Accessories/Apparel segment and $878 was recorded in the Direct-to-Consumer segment. Refer to Note 4 – Acquisitions, Purchases and Sales of Joint Ventures, and Divestitures for further information.
(3) During 2024, the Company completed the sale of our GREATS business, which was previously included within our Direct-to-Consumer reporting unit. Goodwill decreased $700 related to the divestiture. Refer to Note 4 – Acquisitions, Purchases and Sales of Joint Ventures, and Divestitures for further information.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize the Company’s other intangible assets as of December 31, 2024 and 2023:

	As of December 31, 2024
(in thousands)	Estimated Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks(1)(2)	10-20 years	$16,075	$(16,075)	$—
Customer relationships(1)(3)	10-20 years	61,585	(30,216)	31,369
Re-acquired rights	2 years	1,450	(659)	791
Total finite-lived other intangible assets		79,110	(46,950)	32,160
Re-acquired right	indefinite	24,292	—	24,292
Trademarks(3)	indefinite	56,980	—	56,980
Total indefinite-lived other intangible assets		81,272	—	81,272
Total other intangible assets		$160,382	$(46,950)	$113,432
(1) During 2024, the Company recognized an impairment charge of $1,700 and completed the sale of its GREATS business. As part of the divestiture, the remaining carrying amounts of the intangible assets of GREATS, which included a trademark and customer relationships, were written off. See below for further information.
(2) During 2024, the Company recognized an impairment charge of $8,635 related to its Almost Famous trademark. See below for further information.
(3) During 2024, the Company acquired a trademark of $6,300 and customer relationships of $1,500, in connection with its acquisition of ATM. Refer to Note 4 – Acquisitions, Purchases and Sales of Joint Ventures, and Divestitures for further information.

	As of December 31, 2023
(in thousands)	Estimated Lives	Gross Carrying Amount(1)	Accumulated Amortization	Net Carrying Amount
Trademarks(1)	20 years	$25,200	$(16,263)	$8,937
Customer relationships(1)	10-20 years	61,198	(27,267)	33,931
Total finite-lived other intangible assets		86,398	(43,530)	42,868
Re-acquired right	indefinite	26,338	—	26,338
Trademarks(2)	indefinite	57,061	—	57,061
Total indefinite-lived other intangible assets		83,399	—	83,399
Total other intangible assets		$169,797	$(43,530)	$126,267
(1) During 2023, the Company acquired a trademark of $9,050 and customer relationships of $23,900, in connection with its acquisition of Almost Famous. Refer to Note 4 – Acquisitions, Purchases and Sales of Joint Ventures, and Divestitures for further information.
(2) During 2023, the Company recorded an impairment charge of $6,520 related to the GREATS® trademark.
The gross carrying amount and accumulated amortization of certain intangible assets as of December 31, 2024 and 2023, include the impact of changes in foreign currency exchange rates.
A qualitative assessment of goodwill and other indefinite-lived intangible assets was performed as of July 1, 2024. In conducting the qualitative impairment assessments, the Company concluded that it is more likely than not that the fair values of its reporting units exceeded their carrying values and the fair values of its indefinite-lived intangibles exceeded their respective carrying values.
A quantitative assessment of goodwill and other indefinite-lived intangible assets was performed as of July 1, 2023. In conducting the quantitative impairment assessments, the Company concluded that the fair values of its reporting units exceeded their carrying values and the fair values of its indefinite-lived intangibles exceeded their respective carrying values.
In fiscals 2024, 2023, and 2022, as a result of the annual test, no impairment charges were recorded for goodwill and other intangibles.
Impairment of GREATS intangible assets
In the fourth quarter of 2023, certain circumstances occurred that indicated potential impairment and the Company performed a valuation of the GREATS® trademark. The estimated fair value of this trademark was determined using an excess earnings method, incorporating the use of projected financial information and a discount rate of 14.8% which was developed using market participant-based assumptions. Changes in these significant unobservable inputs might result in a significantly

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
higher or lower fair value measurement. As a result of this assessment, the GREATS® trademark was written down from the carrying value of $12,670 to its fair value of $6,150, resulting in a pre-tax non-cash impairment charge of $6,520. This charge was recorded in impairment of intangibles in the Company’s Consolidated Statements of Income and recognized in the Direct-to-Consumer segment.
In the first quarter of 2024, circumstances occurred that caused a change in the estimated useful life of the GREATS® trademark from an indefinite life to an estimated useful life of 10 years, and as a result, the Company performed an impairment test. The estimated fair value of this trademark was determined using an excess earnings method, incorporating the use of projected financial information and a discount rate of 14.0% which was developed using market participant-based assumptions. Changes in these significant unobservable inputs might result in a significantly higher or lower fair value measurement. As a result of this assessment, the GREATS® trademark was written down from the carrying value of $6,150 to its fair value of $4,450, resulting in a pre-tax non-cash impairment charge of $1,700, which was recorded in impairment of intangibles in the Company’s Consolidated Statements of Income and recognized in the Direct-to-Consumer segment.
During the third quarter of 2024, the Company completed the sale of its GREATS business. As part of the divestiture, the remaining carrying amounts of the net intangible assets of GREATS, which included a trademark of $4,287 and customer relationships of $861, were written off. Refer to Note 4 – Acquisitions, Purchases and Sales of Joint Ventures, and Divestitures for further information.
Impairment of Almost Famous intangible assets
During the third quarter of 2024, the Company decided to discontinue the use of its Almost Famous brand and transition its marketing and sales efforts to the Madden Girl brand for the related product offerings. As a result of this decision, the Company reassessed the carrying amount of its Almost Famous trademark for impairment in accordance with ASC 350, Intangibles – Goodwill and Other. Based on this assessment, the Company determined that the estimated future cash flows related to the Almost Famous trademark was less than its carrying value, and therefore, the asset was impaired. As such, the Company recognized an impairment charge of $8,635, representing the remaining carrying amount of the asset, which was recorded within impairment of intangibles in our Consolidated Statements of Income for the year ended December 31, 2024. The impairment charge was recognized in the Wholesale Apparel/Accessories segment.
Amortization
The amortization of intangible assets amounted to $4,413, $2,082, and $9,001 for 2024, 2023, and 2022 and is included in operating expenses in the Company's Consolidated Statements of Income. The estimated future amortization expense for intangibles as of December 31, 2024 was as follows:

(in thousands)
2025	$3,737
2026	2,984
2027	2,739
2028	2,705
2029	2,612
Thereafter	17,383
Total	$32,160
Note 8 – Equity-Based Compensation
In February 2019, the Company's Board of Directors approved the Steven Madden, Ltd. 2019 Incentive Compensation Plan (the “2019 Plan”), under which non-qualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based awards may be granted to employees, consultants, and non-employee directors. The 2019 Plan is the successor to the Company's Amended and Restated 2006 Stock Incentive Plan, as amended (the 2006 Plan"), the term of which expired on April 6, 2019. The Company's stockholders approved the 2019 Plan at the Company's annual meeting of stockholders held on May 24, 2019.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

(in thousands)
Common stock authorized	19,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(8,589)
Common stock available for grant of stock-based awards as of December 31, 2024	10,411
In addition, vested and unvested options to purchase 31 shares of common stock and 133 shares of unvested restricted stock awarded under the 2006 Plan were outstanding as of December 31, 2024.
For the years ended December 31, 2024, 2023, and 2022, the total equity-based compensation costs were as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Restricted stock awards	$22,281	$21,301	$20,755
Stock options	2,459	2,597	3,391
Performance-based awards	1,799	250	250
Total	$26,539	$24,148	$24,396
The Company calculates an estimated forfeiture rate annually based on historical forfeitures and expectations about future forfeitures. Equity-based compensation is included in operating expenses on the Company’s Consolidated Statements of Income.
Restricted Stock Awards
The following table summarizes restricted stock activity during the years ended December 31, 2023 and 2024:

(in thousands except per share data)	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1, 2023	2,109	$28.44
Granted	398	33.38
Vested	(1,180)	22.18
Forfeited	(37)	37.82
Outstanding at December 31, 2023	1,290	$35.44
Granted	728	42.23
Vested	(451)	34.56
Forfeited	(24)	36.29
Outstanding at December 31, 2024	1,543	$38.89
Additional information pertaining to restricted stock activity was as follows:

	Years Ended December 31,
(in thousands except per share data)	2024	2023	2022
Weighted-average grant date fair value of awards granted	$42.23	$33.38	$40.30
Total fair value of awards vested	$15,574	$26,168	$24,300
As of December 31, 2024, the Company had $41,393 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized on a straight-line basis over a weighted average period of 3.1 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
Activity relating to stock options granted under the Company’s plans during the year ended December 31, 2023 and 2024 was as follows:

(in thousands except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	2,766	$29.82
Granted	237	30.74
Exercised	(1,654)	25.14
Expired	(229)	36.01
Forfeited	(2)	46.28
Outstanding at December 31, 2023	1,118	$35.62	3.2 years	$7,684
Vested and Exercisable at December 31, 2023	935	$35.91	3.0 years	$6,167
Outstanding at January 1, 2024	1,118	35.62
Granted	233	41.32
Exercised	(73)	32.76
Expired	(2)	46.47
Forfeited	(8)	34.54
Outstanding at December 31, 2024	1,268	$36.82	2.7 years	$7,611
Vested and Exercisable at December 31, 2024	1,116	$36.24	2.4 years	$7,371
As of December 31, 2024, $1,326 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized on a straight-line basis over a weighted-average period of 0.9 years.
Additional information pertaining to the Company's stock option plan was as follows:

	Years Ended December 31,
(in thousands except per share data)	2024	2023	2022
Weighted-average grant date fair value of awards granted	$41.32	$30.74	$36.95
Cash received from the exercise of stock options	$1,613	$1,205	$602
Intrinsic value of stock options exercised	$791	$16,335	$314
Tax benefits realized on exercise of stock options	$39	$1,285	$41
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
The following weighted average assumptions were used for stock options granted during 2024, 2023, and 2022:

	Years Ended December 31,
	2024	2023	2022
Volatility	34.1% to 47.4%	37.3% to 48.1%	42.5% to 51.1%
Risk free interest rate	4.0% to 4.6%	3.7% to 4.7%	1.2% to 3.0%
Expected life in years	3.0 to 4.0	3.0 to 5.0	3.0 to 5.0
Dividend yield	2.0%	2.5%	2.1%
Weighted average fair value	$13.22	$10.12	$13.42

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Performance-Based Awards
The Company issues performance-based awards to certain employees, the vesting of which is subject to the employee’s continuing employment and the Company's achievement of certain performance goals. In 2024, the Company issued 86 performance shares (at target), with a weighted average grant date fair value of $41.63, that are eligible to be earned over a three-year performance period from January 1, 2024 through December 31, 2026. During the twelve months ended December 31, 2024, the Company estimated that the probable outcome of the performance conditions, based on performance through such date, was that the performance shares will be earned at 185% of the target level. The corresponding expense for the year ended December 31, 2024 is reflected in our stock-based compensation under performance-based awards.
As of December 31, 2024, $4,861 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized using the accelerated attribution method over a weighted-average period of 2.0 years.
In the year ended December 31, 2023, 12 performance shares vested at a weighted average exercise price of $42.00. No shares vested in the periods ended December 31, 2024 and 2022.
Note 9 – Preferred Stock
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
Note 10 – Share Repurchase Program
The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On May 8, 2023, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $189,900, bringing the total authorization to $250,000. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the twelve months ended December 31, 2024 and 2023, an aggregate of 2,090 and 3,127, respectively, shares of the Company's common stock, excluding net settlements of employee stock awards, were repurchased under the Share Repurchase Program, at a weighted average price per share of $43.15 and $34.89, respectively, for an aggregate purchase price of approximately $90,153 and $109,118, respectively. As of December 31, 2024, approximately $85,310 remained available for future repurchases under the Share Repurchase Program.
The Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (as further amended, the "2006 Plan"), which expired on April 6, 2019, and the Steven Madden, Ltd. 2019 Incentive Compensation Plan, as amended (the "2019 Plan"), both provide the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding and/or option cost obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation and/or option cost. During the twelve months ended December 31, 2024 and 2023, an aggregate of 211 and 2,002 shares, respectively, were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements and option costs, at an average price per share of $42.84 and $36.75, respectively, for an aggregate purchase price of approximately $9,058 and $73,591, respectively.
Note 11 – Net Income Per Share of Common Stock
Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 1,543, 1,290, and 2,109 shares for the years ended December 31, 2024, 2023, and 2022, respectively. Diluted net income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the assumed proceeds, which are deemed to be the proceeds from the exercise plus compensation cost not yet recognized attributable to

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
future services using the treasury method, were used to purchase shares of the Company’s common stock at the average market price during the period, b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive, and c) issued performance-based awards to the extent that the underlying performance conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive.

	Years Ended December 31,
(in thousands except per share data)	2024	2023	2022
Net income attributable to Steven Madden, Ltd.	$169,390	$171,554	$216,061

Basic net income per share	$2.38	$2.34	$2.84
Diluted net income per share	$2.35	$2.30	$2.77

Weighted average common shares outstanding:
Basic	71,274	73,337	76,021
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	689	1,228	2,048
Diluted	71,963	74,565	78,069
For the years ended December 31, 2024, 2023, and 2022, options to purchase approximately 24, 10, and 2, respectively, shares of common stock, respectively, have been excluded from the calculation of diluted net income per share, as the result would have been anti-dilutive. For the years ended December 31, 2024, 2023, and 2022, 5, 39, and 46, respectively, restricted shares, were excluded from the calculation of diluted net income per share, as the result would have been anti-dilutive. The Company had contingently issuable performance-based awards outstanding that did not meet the performance conditions for the years ended December 31, 2024, 2023, and 2022 and, therefore, were excluded from the calculation of diluted net income per common share for those years. The maximum number of potentially dilutive shares that could be issued upon vesting for these performance-based awards were immaterial as of December 31, 2024, 2023, and 2022. These amounts were also excluded from the computation of weighted average potentially dilutive securities.
Note 12 – Derivative Instruments
The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The forward foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted inventory purchases and are designated as cash flow hedges.
The notional amounts of the Company’s outstanding derivative instruments as of December 31, 2024 and 2023 were as follows:

	As of December 31,
(in thousands)	2024	2023
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$90,031	$105,602
The carrying amounts of the Company’s hedged items in fair value hedges as of December 31, 2024 and 2023 were as follows:

		As of December 31,
(in thousands)	Balance Sheet Classification	2024	2023
Assets:
Forward contracts	Other current assets	$2,175	$708

Liabilities:
Forward contracts	Other current liabilities	$816	$1,904

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the pretax impact of gains and (losses) from the Company's designated derivative instruments on its Consolidated Financial Statements for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Cash flow hedges:
Foreign exchange contracts	$2,456	$(852)	$(788)
As of December 31, 2024, the current maturity dates of the Company’s derivative instruments range from January 2025 to December 2025.
For the years ended December 31, 2024 and 2023, the Company's hedging activities were deemed effective, with no ineffectiveness recognized in the Consolidated Statements of Income. Gains and losses from these hedging activities are recorded in cost of sales in the Consolidated Statements of Income.
Note 13 – Leases
The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets as of December 31, 2024 and 2023:

		As of December 31,
(in thousands)	Balance Sheet Classification	2024	2023
Assets:
Noncurrent	Operating lease right-of-use asset	$139,695	$122,783

Liabilities:
Current	Operating leases - current portion	$43,172	$40,342
Noncurrent	Operating leases - long-term portion	109,816	98,536
Total operating lease liabilities		$152,988	$138,878

Weighted-average remaining lease term		4.5 years	4.5 years
Weighted-average discount rate		5.3%	5.1%
The following table presents the composition of lease costs during the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Operating lease cost	$49,254	$41,539	$33,724
Variable lease cost	4,007	4,532	7,753
Less: sublease income	196	264	243
Total lease cost(1)	$53,065	$45,807	$41,234
(1) Included in operating expenses on the Company’s Consolidated Statements of Income.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents supplemental cash and non-cash information related to the Company's operating leases during the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases(1)	$50,802	$44,577
Noncash transactions:
Right-of-use asset obtained in exchange for new operating lease liabilities	$62,541	$70,465
Right-of-use asset noncash lease expense(1)	$45,629	$37,851
(1) Included in leases and other liabilities in the Consolidated Statement of Cash Flows.
Future Minimum Lease Payments
The following table presents future minimum lease payments for each of the next five years and the total for the remaining years as of December 31, 2024:

(in thousands)
2025	$49,831
2026	40,813
2027	28,973
2028	21,078
2029	11,444
Thereafter	20,682
Total minimum lease payments	172,821
Less: imputed interest	19,833
Total lease liabilities	$152,988
Rent expense for the years ended December 31, 2024, 2023, and 2022 was approximately $61,693, $53,713, and $49,321, respectively.
Note 14 – Income Taxes
The components of income before income taxes were as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Domestic	$131,859	$131,343	$188,265
Foreign	98,618	89,271	94,055
	$230,477	$220,614	$282,320

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The components of provision for income taxes were as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Current:
Federal	$32,894	$18,491	$36,983
State and local	6,326	3,594	6,057
Foreign	20,058	18,449	18,462
	59,278	40,534	61,502
Deferred:
Federal	(4,558)	5,229	2,705
State and local	(465)	682	466
Foreign	320	194	430
	(4,703)	6,105	3,601
	$54,575	$46,639	$65,103
A reconciliation between income taxes computed at the federal statutory rate and the effective tax rate is as follows:

	Years Ended December 31,
	2024	2023	2022
Income taxes at federal statutory rate	21.0%	21.0%	21.0%
Effects of foreign operations	(0.3)	0.4	(0.2)
Stock-based compensation	0.6	(1.8)	(0.5)
State and local income taxes - net of federal income tax benefit	3.0	1.9	2.0
Nondeductible items	0.5	0.3	0.5
Valuation allowance	(0.4)	(0.1)	0.1
Other	(0.7)	(0.6)	0.2
Effective tax rate	23.7%	21.1%	23.1%
The primary changes between the Company’s effective tax rate for the years ended December 31, 2024 and 2023 are due to a lower tax benefit related to equity-based awards and an increase in pre-tax income in jurisdictions with higher tax rates. The primary changes between the Company’s effective tax rate for the years ended December 31, 2023, and 2022 are due to a higher tax benefit related to equity-based awards and a decrease in pre-tax income in jurisdictions with higher tax rates.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The components of deferred tax assets and liabilities were as follows:

	As of December 31,
(in thousands)	2024	2023
Deferred tax assets
Receivable allowances	$8,073	$7,087
Inventory	7,748	7,780
Accrued expenses	484	343
Deferred compensation	5,858	3,468
Net operating loss carryforwards	4,208	5,393
Lease liability	34,706	33,232
Other	2,435	2,332
Gross deferred tax assets before valuation allowance	63,512	59,635
Less: valuation allowance	3,051	3,715
Gross deferred tax assets after valuation allowance	60,461	55,920

Deferred tax liabilities
Depreciation and amortization	(22,547)	(22,648)
Unremitted earnings of foreign subsidiaries	(3,041)	(2,917)
Right-of-use asset	(31,234)	(29,290)
Amortization of goodwill	(7,655)	(7,613)
Indefinite-lived intangibles	—	(1,449)
Gross deferred tax liabilities	(64,477)	(63,917)

Net deferred tax liabilities	$(4,016)	$(7,997)
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
The Company’s decrease in valuation allowance of $663 is due to a decrease of net operating loss deferred tax assets in various foreign subsidiaries, which resulted in an aggregate valuation allowance of $3,051 for the year ended December 31, 2024.
A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Beginning Balance	$238	$1,145	$1,145
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(238)	(907)	—
Ending Balance	$—	$238	$1,145
For the years ended December 31, 2024, 2023, and 2022 the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0, $238, and $1,145, in the aggregate, respectively. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Accrued interest

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
and penalties on unrecognized tax benefits and interest and penalty expense was immaterial to the consolidated financial statements for all periods presented. It is reasonably possible that the unrecognized tax benefits will decrease in the next twelve months.
The Company’s consolidated financial statements provide for any related tax liability on amounts that may be repatriated from foreign operations, aside from undistributed earnings of certain of the Company’s foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. The deferred tax liability of $3,041 as of December 31, 2024 reflects the withholding tax on amounts that may be repatriated from foreign operations.
The Company files income tax returns in the U.S. for federal, state, and local purposes, and in certain foreign jurisdictions. The Company's tax years 2021 through 2023 remain open to examination by most taxing authorities.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which contains certain revisions to the Internal Revenue Code, including a 15% corporate minimum income tax for tax years beginning after December 31, 2022. While the 15% corporate minimum income tax has no effect on the Company’s results of operations in the near term, the Company will continue to evaluate its impact on future years. The IRA also assesses a 1% excise tax on repurchases of corporate stock which impacts the Company’s stock repurchases effective January 1, 2023. The excise tax is recorded as an incremental cost in treasury stock on the Company's Consolidated Balance Sheets and was $752 and $765 for the twelve months ended December 31, 2024 and 2023, respectively.
The Organization for Economic Cooperation and Development (“OECD”) has implemented the global minimum tax rate of at least 15% for large multinational companies as of 2024 (“Pillar Two”). Under Pillar Two, a top-up tax will be required for any jurisdiction that has enacted Pillar Two and whose effective tax rate falls below the 15% global minimum rate. Additionally, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Under the safe harbor, companies would be excluded from Pillar Two requirements provided certain criteria are met. Based on the Company’s analysis, the enactment of Pillar Two legislation does not have a material effect on the Company’s financial position. The Company will continue to monitor and reflect the impact of such legislative changes in future periods, as appropriate.
Note 15 – Commitments, Contingencies, and Other
Legal Proceedings
The Company is involved in various legal matters in the ordinary course of business, including contractual disputes, employment-related matters, distribution issues, product liability claims, intellectual property infringement, and other matters. After consulting with legal counsel, management believes that any potential liabilities arising from these matters are not expected to have a material effect on the Company's financial position or results of operations. In accordance with company policy, management will disclose the amount or range of reasonably possible losses that exceed recorded amounts or expected cash flows.
Letters of Credit
As of December 31, 2024, the Company had $504 in letters of credit outstanding unrelated to the Company's Credit Agreement.
Employee Agreements
The Company has employment agreements with certain executives in the normal course of business which provide for compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.
License agreements
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
revenues targets are not achieved. In 2022, the Company entered into its second amendment to extend the term of this license agreement through December 31, 2026.
Future minimum royalty payments under all of the Company's license agreements are $6,000 for 2025 and $6,000 for 2026. Royalty expenses are recognized in cost of sales on the Company's Consolidated Statements of Income.
Concentrations
The Company maintains cash and cash equivalents with various major financial institutions, which at times are in excess of the amount insured.
During the years ended December 31, 2024, 2023, and 2022, the Company did not purchase more than 10.0% of its merchandise from any single supplier. Total product purchases from vendors located in China for the years ended December 31, 2024, 2023, and 2022, were 76.6%, 78.7%, and 78.0%, respectively.
For the year ended December 31, 2024, the Company had one customer who accounted for 11.8% of total revenue. The Company did not have any other customers who accounted for more than 10.0% of total revenue. As of December 31, 2024, three customers accounted for 22.3%, 16.3%, and 14.4% of total accounts receivable. The Company did not have any other customers who accounted for more than 10.0% of total accounts receivable.
For the year ended December 31, 2023, the Company did not have any customers who accounted for more than 10.0% of total revenue. As of December 31, 2023, three customers accounted for 16.1%, 12.7%, and 12.4% of total accounts receivable. The Company did not have any other customers who accounted for more than 10.0% of total accounts receivable.
For the year ended December 31, 2022, the Company did not have any customers who accounted for more than 10.0% of total revenue. As of December 31, 2022, three customers accounted for 20.6%, 16.2%, and 11.1% of total accounts receivable. The Company did not have any other customers who accounted for more than 10.0% of total accounts receivable.
Purchases are made primarily in United States dollars.
Note 16 – Credit Agreement
On July 22, 2020, the Company entered into a $150,000, secured revolving credit agreement (as amended to date, the “Credit Agreement”) with various lenders and Citizens Bank, as administrative agent (the “Agent”), which replaced the Company’s existing credit facility provided by Rosenthal & Rosenthal, Inc. (“Rosenthal”). The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) scheduled to mature on July 22, 2025.
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
On March 25, 2022, an amendment to the Credit Agreement (the “Amendment”) replaced the London Interbank Offering Rate (“LIBOR”) with the Bloomberg Short-Term Bank Yield Index (“BSBY”) as the interest rate benchmark. Borrowings under the Credit Agreement generally bear interest at a variable rate equal to a specified margin, which is based upon the average availability under the Credit Facility from time to time, plus, at the Company’s election, (i) BSBY for the applicable interest period or (ii) the base rate (which is the highest of (a) the prime rate announced by the Agent, (b) the sum of the federal funds effective rate plus 0.50%, and (c) the sum of the one-month BSBY rate plus 1.00%). Furthermore, the Amendment reduced the specified margin used to determine the interest rate under the Credit Agreement and reduced the commitment fee paid by the Company to the Agent, for the account of each lender. Additionally, the Amendment reduced the frequency of the Company’s borrowing base reporting requirements when no loans are outstanding. The Amendment also extended the maturity date of the Credit Agreement to March 20, 2027. As amended on April 3, 2023, on October 23, 2023, the Credit Agreement was further amended to accommodate changes made to the Company’s factoring arrangement with CIT pursuant to the Notification Factoring Rider as described in Note 17 – Factoring Agreements.
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 31, 2024, the Company had no cash borrowings and no letters of credit outstanding under the Credit Agreement.
Note 17 – Factoring Agreements
In conjunction with the Credit Agreement described in Note 16 – Credit Agreement, on July 22, 2020, the Company and certain of its subsidiaries (collectively, the “Madden Entities”) entered into an Amended and Restated Deferred Purchase Factoring Agreement (the “Factoring Agreement”) with Rosenthal & Rosenthal, Inc. ("Rosenthal"). Pursuant to the Factoring Agreement, Rosenthal serves as the collection agent with respect to certain receivables of the Madden Entities and is entitled to receive a base commission of 0.20% of the gross invoice amount of each receivable assigned for collection, plus certain additional fees and expenses, subject to certain minimum annual commissions. Rosenthal will generally assume the credit risk resulting from a customer’s financial inability to make payment of credit-approved receivables, which are classified as Factor Receivables. The initial term of the Factoring Agreement is twelve months, subject to automatic renewal for additional twelve-month periods, and the Factoring Agreement may be terminated at any time by Rosenthal or the Madden Entities on 60 days' notice and upon the occurrence of certain other events. The Madden Entities pledged all of their rights under the Factoring Agreement to the Agent under the Credit Agreement to secure obligations arising under the Credit Agreement.
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
Note 18 – Note Receivable – Related Party
On June 25, 2007, the Company made a loan to Steven Madden, its Founder and Creative and Design Chief and a principal stockholder of the Company, in the amount of $3,000 in order for Mr. Madden to satisfy a personal tax obligation resulting from the exercise of stock options that were due to expire and to retain the underlying Company common stock. The loan, as amended, was secured by non-company securities held in Mr. Madden's brokerage account. The Company agreed to forgive a portion of the note for each year of employment as long as Mr. Madden remained an employee of the Company through December 31, 2023. Accordingly, as of such date, the remaining balance of the note was forgiven by the Company, no amounts remained outstanding, and neither the Company nor Mr. Madden have any outstanding obligations under the note. For the years ended December 31, 2023 and 2022 the Company recorded a charge in the amount of $409 for each year, respectively, to write-off the required one-tenth of the principal amount of the secured promissory note, which was partially offset by imputed interest income of $8 and $16, respectively.
Note 19 – Operating Segment Information
The Company has determined its reportable operating segments based on the internal management structure used by the Company’s Chief Operating Decision Maker (or “CODM”), who is its Chief Executive Officer, to evaluate performance and allocate resources. This structure organizes the business into distinct categories based on product types and sales channels. The Company’s reportable operating segments consist of the following:
•Wholesale Footwear. This segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and through our joint ventures and international distributor network.
•Wholesale Accessories/Apparel. This segment designs, sources, and markets our brands and sells our products, primarily consisting of handbags and apparel, to department stores, mass merchants, off-price retailers, online retailers, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe, and through our joint ventures and international distributor network.
•Direct-to-Consumer. This segment engages in the sale of footwear, handbags, apparel, and other accessories through Steve Madden and Dolce Vita full-price retail stores, Steve Madden outlet stores, directly-operated concessions in international markets, and directly-operated e-commerce websites. We operate retail locations in regional malls and shopping centers, as well as high streets in various cities across the United States, Canada, Mexico, and other international markets through our joint ventures.
•Licensing. This segment engages in the licensing of the Steve Madden and Betsey Johnson® trademarks for use in the sale of select apparel, accessories, and home categories as well as various other non-core products.
As of January 2023, the Company no longer serves as a buying agent for any of its customers, and as a result no longer reports under the First Cost segment. This change is not considered to have a material or meaningful impact on the Company's operations.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In addition, the Company has certain corporate-related costs (“Corporate costs” or “Corporate”) that are not directly attributable to its reportable operating segments. Accordingly, these corporate-related costs do not constitute a reportable segment. These costs are primarily associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services.
The Company’s CODM evaluates financial performance based primarily on gross profit and income from operations for each reportable operating segment. Gross profit is defined as revenue less cost of goods sold. Income from operations is defined as profit or loss from operations before interest and other income, net and income taxes. Gross profit is a key measure for assessing the efficiency of the segment in producing its products or services, focusing on the direct costs associated with production. Income from operations is a key measure for understanding the overall financial performance of each segment, taking into account both direct operational costs and indirect expenses. These measures are used together to evaluate segment performance and determine the appropriate allocation of resources to each segment.
The Company’s CODM does not evaluate the financial performance of each segment based on its respective assets or capital expenditures, and therefore, the Company does not report this information.
The following tables set forth information related to the Company's segments:

(in thousands)	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to- Consumer	First Cost	Licensing	Total(1)
For the Year Ended December 31, 2024
Total revenue	$1,059,440	$662,673	$550,153	$—	$10,661	$2,282,927
Less: Cost of sales(2)	692,839	449,676	203,480	—	—	1,345,995
Gross profit	366,601	212,997	346,673	—	10,661	936,932
Less: Change in valuation of contingent consideration liability(2)	—	2,722	—	—	—	2,722
Less: Impairment of intangibles(2)	—	8,635	1,700	—	—	10,335
Less: Salaries and related expense(2)	70,727	53,074	74,910	—	1,221	199,932
Less: Other segment items(3)	104,662	58,132	239,093	—	379	402,266
Income from operations	$191,212	$90,434	$30,970	$—	$9,061	$321,677
(1) There were no inter-segment revenue transactions during any of the periods presented, and therefore, total segment revenue represents consolidated revenue.
(2) The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(3) Other segment items in the Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer segments consist of the following: warehouse and shipping, advertising and promotion, occupancy, depreciation and amortization, and other miscellaneous costs. Other segment items in the Licensing segment consists of advertising and promotion and other miscellaneous costs.

(in thousands)	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to- Consumer	First Cost	Licensing	Total(1)
For the Year Ended December 31, 2023
Total revenue	$1,048,448	$416,532	$506,494	$—	$10,108	$1,981,582
Less: Cost of sales(2)	677,817	281,364	189,987	—	—	1,149,168
Gross profit	370,631	135,168	316,507	—	10,108	832,414
Less: Impairment of intangibles(2)	—	—	6,502	—	—	6,502
Less: Salaries and related expense(2)	65,135	33,312	69,324	—	1,193	168,964
Less: Other segment items(3)	100,546	40,428	210,521	—	488	351,983
Income from operations	$204,950	$61,428	$30,160	$—	$8,427	$304,965
(1) There were no inter-segment revenue transactions during any of the periods presented, and therefore, total segment revenue represents consolidated revenue.
(2) The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(3) Other segment items in the Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer segments consist of the following: warehouse and shipping, advertising and promotion, occupancy, depreciation and amortization, and other miscellaneous costs. Other segment items in the Licensing segment consists of advertising and promotion and other miscellaneous costs.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to- Consumer	First Cost	Licensing	Total(1)
For the Year Ended December 31, 2022
Total revenue	$1,194,890	$394,676	$521,729	$916	$9,798	$2,122,009
Less: Cost of sales(2)	763,809	294,591	189,773	—	—	1,248,173
Gross profit	431,081	100,085	331,956	916	9,798	873,836
Less: Change in valuation of contingent consideration liability(2)	—	5,807	—	—	—	5,807
Less: Salaries and related expense(2)	64,295	28,464	67,342	151	1,177	161,429
Less: Other segment items(3)	101,828	36,039	196,965	(1)	767	335,598
Income from operations	$264,958	$29,775	$67,649	$766	$7,854	$371,002
(1) There were no inter-segment revenue transactions during any of the periods presented, and therefore, total segment revenue represents consolidated revenue.
(2) The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(3) Other segment items in the Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer segments consist of the following: warehouse and shipping, advertising and promotion, occupancy, depreciation and amortization, and other miscellaneous costs. Other segment items in the Licensing segment consists of advertising and promotion and other miscellaneous costs.
The following table reconciles total segment income from operations to income before provision for income taxes:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Total segment income from operations	$321,677	$304,965	$371,002
Corporate costs	(96,738)	(91,743)	(89,358)
Interest and other income - net	5,538	7,392	676
Income before provision for income taxes	$230,477	$220,614	$282,320
The following table presents capital expenditures by segment:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Wholesale Footwear	$3,146	$2,790	$802
Wholesale Accessories/Apparel	212	141	277
Direct-to-Consumer	19,188	12,061	6,380
First Cost	—	—	4
Corporate(1)	3,365	4,478	8,888
Total	$25,911	$19,470	$16,351
(1) Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents depreciation and amortization by segment:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Wholesale Footwear	$2,934	$2,452	$2,433
Wholesale Accessories/Apparel	4,465	2,569	9,439
Direct-to-Consumer	6,953	4,590	3,740
Corporate(1)	5,658	5,890	4,964
Total	$20,010	$15,501	$20,576
(1) Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services.
The following table presents revenues by geographic area:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Domestic(1)	$1,858,725	$1,601,098	$1,772,711
International	424,202	380,484	349,298
Total	$2,282,927	$1,981,582	$2,122,009
(1) Includes revenues of $331,939, $272,794, and $305,437, respectively, for the years ended 2024, 2023, and 2022, respectively, related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by the Company's international entities.
Note 20 – Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2024
Markdown, chargeback, co-op advertising allowances, and return reserves	$31,299	$59,626	$(57,002)	$33,923
Allowance for doubtful accounts	$4,828	$4,492	$(4,650)	$4,670
Deferred tax asset valuation allowance	$3,715	$1,142	$(1,806)	$3,051
Year ended December 31, 2023
Markdown, chargeback, co-op advertising allowances, and return reserves	$25,687	$62,534	$(56,922)	$31,299
Allowance for doubtful accounts	$7,721	$3,557	$(6,450)	$4,828
Deferred tax asset valuation allowance	$3,948	$432	$(665)	$3,715
Year ended December 31, 2022
Markdown, chargeback, co-op advertising allowances, and return reserves	$28,955	$69,543	$(72,811)	$25,687
Allowance for doubtful accounts	$12,273	$4,946	$(9,498)	$7,721
Deferred tax asset valuation allowance	$3,753	$250	$(55)	$3,948

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 21 – Subsequent Events
Entry into a Definitive Purchase Agreement
On February 12, 2025 (the “Effective Date”), Steve Madden entered into a sale and purchase deed (the “Purchase Agreement”), by and among SML UK Holding Ltd., an English limited company and indirect, wholly-owned subsidiary of Steve Madden (the “Purchaser”), various entities comprising the Fifth Cinven Fund (the “Cinven Sellers”), Bain & Company, Inc. (“Bain”), Squam Lake Investors X LP (BGPI) (“Squam Lake”), and together with the Cinven Sellers and Bain, (the “Institutional Sellers”), certain individuals (the “Individual Sellers”), and together with the Institutional Sellers, (the “Sellers”), and Steve Madden, as guarantor, pursuant to which the Purchaser has agreed to acquire the entire issued share capital of Mercury Acquisitions Topco Limited, a private limited company incorporated under the laws of Jersey and the holding company for the Kurt Geiger business (the “Target”), as further described below (the “Transaction”).
On the terms and subject to the conditions set forth in the Purchase Agreement, the Purchaser has agreed to purchase all of the shares of Target at a base purchase price of approximately £202,000 (the “Base Purchase Price”), subject to certain adjustments, including a "locked box" mechanism. Pursuant to such mechanism, (i) the Base Purchase Price will be increased at a rate of £42 per day for the period from February 3, 2024 (the "Locked Box Date") to and including the closing date of the Transaction (the "Closing Date"), and (ii) the Base Purchase Price will be reduced on a pound-for-pound basis for certain value items, as more specifically set forth in the Purchase Agreement. In addition, the loan notes outstanding from Mercury Midco 1 Limited, a private limited company incorporated under the laws of England and Wales and a wholly-owned subsidiary of the Target ("Midco 1"), which are payable to certain Sellers, will be redeemed, and the Base Purchase Price will be reduced in an amount equal to the aggregate total redemption amount.
The closing of the Transaction is subject to certain closing conditions. The Purchaser, the Sellers, and the Target have agreed to cooperate in good faith and use their reasonable best efforts, subject to limitations, to procure that these conditions are fulfilled. The Purchase Agreement will automatically terminate if any closing condition has not been fulfilled or waived by December 5, 2025.
In connection with the Purchase Agreement, the Purchaser has also entered into a management warranty deed (the “Management Warranty Deed”), pursuant to which certain members of management of the Target have provided certain additional customary representations and warranties related to the Target’s business. The Purchaser has separately obtained a warranty and indemnity insurance policy, effective as of the date of entry into the Purchase Agreement and the Management Warranty Deed, which contains customary coverage and exceptions.
Entry into a Commitment Letter

In connection with and concurrently with the entry into, the Purchase Agreement, Steve Madden entered into a commitment letter, dated February 12, 2025 (the “Commitment Letter”), with Citizens Bank, JPMorgan Chase Bank, and Citibank (collectively, the “Commitment Parties”), pursuant to which, among other things, the Commitment Parties have committed to provide debt financing for the Transaction, consisting of senior secured credit facilities of up to an aggregate total of $550,000, which includes a $300,000 term loan and a $250,000 revolving credit facility, on the terms and conditions set forth in the Commitment Letter. The obligations of the Commitment Parties to provide debt financing under the Commitment Letter are subject to a number of customary conditions including, without limitation, execution and delivery of definitive documentation consistent with the Commitment Letter.