Form 10-Q
period 2025-03-31
STEVEN MADDEN, LTD.
filed 2025-05-09
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
Yes  ☐   No ☒

As of May 6, 2025, there were 72,627,750 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024	March 31, 2024
(in thousands, except par value)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$144,762	$189,924	$131,501
Short-term investments	2,480	13,484	11,556
Accounts receivable, net of allowances of $4,131, $4,670 and $4,874	70,830	45,653	44,457
Factor accounts receivable	387,706	348,659	380,613
Inventories	238,641	257,625	201,960
Prepaid expenses and other current assets	34,908	34,463	28,324
Income tax receivable and prepaid income taxes	6,686	4,887	8,883
Total current assets	886,013	894,695	807,294
Property and equipment, net	65,853	57,388	47,490
Operating lease right-of-use asset	152,689	139,695	127,464
Deposits and other	22,040	22,214	15,991
Deferred tax assets	610	610	609
Goodwill	187,441	183,737	180,869
Intangibles, net	112,555	113,432	124,436
Total Assets	$1,427,201	$1,411,771	$1,304,153
LIABILITIES
Current liabilities:
Accounts payable	$217,192	$206,889	$170,154
Accrued expenses	110,327	142,452	109,173
Operating leases – current portion	45,526	43,172	40,020
Income taxes payable	18,855	6,147	4,474
Contingent payment liability – current portion	—	—	3,738
Accrued incentive compensation	2,654	15,061	4,953
Total current liabilities	394,554	413,721	332,512
Contingent payment liability – long-term portion	3,070	7,565	11,212
Operating leases – long-term portion	120,730	109,816	102,637
Deferred tax liabilities	5,067	4,628	9,016
Other liabilities	104	44	5,169
Total Liabilities	523,525	535,774	460,546
Commitments, contingencies, and other (Note 13)
STOCKHOLDERS’ EQUITY
Preferred stock – $0.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $0.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $0.0001 par value, 245,000 shares authorized,137,867, 137,248 and 136,996 shares issued, 72,575, 72,157 and 73,324 shares outstanding	7	7	7
Additional paid-in capital	621,536	614,381	592,115
Retained earnings	1,813,088	1,787,851	1,708,018
Accumulated other comprehensive loss	(45,288)	(48,291)	(30,549)
Treasury stock – 65,292, 65,091 and 63,672 shares at cost	(1,513,999)	(1,506,229)	(1,444,355)
Total Steven Madden, Ltd. stockholders’ equity	875,344	847,719	825,236
Noncontrolling interest	28,332	28,278	18,371
Total stockholders’ equity	903,676	875,997	843,607
Total Liabilities and Stockholders’ Equity	$1,427,201	$1,411,771	$1,304,153

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Net sales	$551,382	$550,567
Licensing fee income	2,152	1,814
Total revenue	553,534	552,381
Cost of sales (exclusive of depreciation and amortization)	327,267	327,566
Gross profit	226,267	224,815
Operating expenses	177,263	164,719
Change in valuation of contingent payment liability	(4,495)	1,650
Impairment of intangibles	—	1,700
Income from operations	53,499	56,746
Interest and other income – net	829	1,555
Income before provision for income taxes	54,328	58,301
Provision for income taxes	13,068	13,739
Net income	41,260	44,562
Less: net income attributable to noncontrolling interest	837	628
Net income attributable to Steven Madden, Ltd.	$40,423	$43,934

Basic net income per share	$0.57	$0.61

Diluted net income per share	$0.57	$0.60

Basic weighted average common shares outstanding	70,773	72,292
Effect of dilutive securities – options/restricted stock	282	573
Diluted weighted average common shares outstanding	71,055	72,865

Cash dividends declared per common share	$0.21	$0.21

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31, 2025
(in thousands)	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$41,260
Other comprehensive income/(loss):
Foreign currency translation adjustment	$488	$—	488
Income on cash flow hedging derivatives	3,475	(810)	2,665
Total other comprehensive income	$3,963	$(810)	3,153

Comprehensive income			44,413
Less: comprehensive income attributable to noncontrolling interests			987
Comprehensive income attributable to Steven Madden, Ltd.			$43,426

	Three Months Ended March 31, 2024
(in thousands)	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$44,562
Other comprehensive income/(loss):
Foreign currency translation adjustment	$(3,426)	$—	(3,426)
Income on cash flow hedging derivatives	1,687	(455)	1,232
Total other comprehensive loss	$(1,739)	$(455)	(2,194)

Comprehensive income			42,368
Less: comprehensive loss attributable to noncontrolling interests			(63)
Comprehensive income attributable to Steven Madden, Ltd.			$42,431

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2024	72,157	$7	$614,381	$1,787,851	$(48,291)	65,091	$(1,506,229)	$28,278	$875,997
Common stock repurchased and net settlements of restricted stock awards	(201)	—	—	—	—	201	(7,770)	—	(7,770)
Issuance of restricted stock, net of forfeitures	619	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	7,155	—	—	—	—	—	7,155
Foreign currency translation adjustment	—	—	—	—	338	—	—	150	488
Cash flow hedge (net of tax expense of $810)	—	—	—	—	2,665	—	—	—	2,665
Dividends on common stock ($0.21 per share)	—	—	—	(15,186)	—	—	—	—	(15,186)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(2,946)	(2,946)
Investment of noncontrolling interest	—	—	—	—	—	—	—	2,013	2,013
Net income	—	—	—	40,423	—	—	—	837	41,260
Balance - March 31, 2025	72,575	$7	$621,536	$1,813,088	$(45,288)	65,292	$(1,513,999)	$28,332	$903,676

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2023	73,681	$7	$586,155	$1,679,500	$(29,046)	62,790	$(1,407,018)	$18,434	$848,032
Common stock repurchased and net settlements of restricted stock awards	(882)	—	—	—	—	882	(37,337)	—	(37,337)
Exercise and net settlement of stock options	9	—	222	—	—	—	—	—	222
Issuance of restricted stock, net of forfeitures	516	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,738	—	—	—	—	—	5,738
Foreign currency translation adjustment	—	—	—	—	(2,735)	—	—	(691)	(3,426)
Cash flow hedge (net of tax expense of $455)	—	—	—	—	1,232	—	—	—	1,232
Dividends on common stock ($0.21 per share)	—	—	—	(15,416)	—	—	—	—	(15,416)
Net income	—	—	—	43,934	—	—	—	628	44,562
Balance - March 31, 2024	73,324	$7	$592,115	$1,708,018	$(30,549)	63,672	$(1,444,355)	$18,371	$843,607

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$41,260	$44,562
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	7,155	5,738
Depreciation and amortization	5,253	4,631
Loss on disposal of fixed assets	1	74
Impairment of intangibles	—	1,700
Deferred taxes	441	410
Change in valuation of contingent payment liability	(4,495)	1,650
Other operating activities	(843)	861
Changes, net of acquisitions, in:
Accounts receivable	(23,229)	(5,681)
Factor accounts receivable	(38,988)	(60,006)
Inventories	23,866	28,398
Prepaid expenses, income tax receivables, prepaid taxes, and other assets	3,069	6,539
Accounts payable and accrued expenses	(15,357)	(37,160)
Accrued incentive compensation	(12,419)	(7,115)
Leases and other liabilities	(4,546)	(306)
Net cash used in operating activities	(18,832)	(15,705)

Cash flows from investing activities:
Capital expenditures	(9,847)	(3,979)
Purchases of short-term investments	—	(790)
Maturity/sale of short-term investments	11,038	4,084
Acquisition of business	—	(4,259)
Other investing activities	(2,196)	326
Net cash used in investing activities	(1,005)	(4,618)

Cash flows from financing activities:
Common stock repurchased and net settlements of stock awards	(7,770)	(37,337)
Proceeds from exercise of stock options	—	222
Cash dividends paid on common stock	(15,186)	(15,416)
Distribution of noncontrolling interest	(2,946)	—
Net cash used in financing activities	(25,902)	(52,531)
Effect of exchange rate changes on cash and cash equivalents	577	(285)
Net decrease in cash and cash equivalents	(45,162)	(73,139)
Cash and cash equivalents – beginning of period	189,924	204,640
Cash and cash equivalents – end of period	$144,762	$131,501

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2025
(in thousands except per share data)

Note 1 – Basis of Reporting
The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2024 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 3, 2025.
All references in this Quarterly Report to “we,” “our,” “us,” and the “Company” refer to Steven Madden, Ltd. and its subsidiaries unless the context indicates otherwise.
Note 2 – Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the following: the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the balance sheet date, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.
Significant areas involving management estimates include inventory valuation, goodwill and other intangible assets valuation, contingent payment liabilities, and variable consideration as part of revenue recognition, including chargebacks, markdown allowances, discounts, returns, and compliance-related deductions. The Company estimates variable consideration by analyzing several performance indicators for its major customers, including retailers’ inventory levels, sell-through rates, and gross margin levels. Management continuously evaluates these factors to estimate anticipated chargebacks and allowances.
Note 3 – Joint Ventures and Acquisitions
Australia Joint Venture
In January 2025, the Company, through its subsidiary, Madden Asia Holding Limited, entered into a joint venture agreement with GFN Two Pty Ltd., a leading distributor of luxury and retail goods in Australia and New Zealand. The Company acquired a 50.1% controlling financial interest in the newly formed entity, SM Fashion Australia Pty Ltd., through a capital contribution of $1,899. The acquisition resulted in the recognition of goodwill of $1,393. This joint venture was formed to expand the distribution of the Company’s products across Australia and New Zealand through wholesale and direct-to-consumer channels. The results of this joint venture are included within the Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer segments.
Malaysia Joint Venture
In January 2025, the Company, through its subsidiary, Madden Asia Holding Limited, entered into an agreement with Envico Enterprise Sdn. Bhd., a leading distributor of luxury and retail goods in Southeast Asia, to acquire an additional 2.0% equity interest in SM Distribution Malaysia Sdn. Bhd. for cash consideration of $5. This joint venture was originally formed in July 2022, at which time the Company held a 49.0% non-controlling interest. With the acquisition of the additional 2.0% interest, the Company holds a 51.0% controlling financial interest and has consolidated the joint venture’s financial results beginning in the first quarter of 2025. The acquisition resulted in the recognition of goodwill of $1,829. This joint venture engages in the distribution of the Company's products across Malaysia through the direct-to-consumer channel. The results of this joint venture are included within the Direct-to-Consumer segment.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2025
(in thousands except per share data)
Hosiery Business
In March 2024, the Company acquired the Steve Madden and Betsey Johnson hosiery division ("hosiery business") of Gina Group LLC (“Gina”). Gina has been the exclusive licensee of the hosiery category for Steve Madden and Betsey Johnson brands and such license agreements were terminated in conjunction with the acquisition. The assets of the hosiery business were acquired for cash consideration of $4,259 and the assets acquired included inventories of $2,168, reacquired rights of $1,450, and goodwill of $641. The results of the hosiery business have been included in the consolidated financial statements since the date of acquisition within the Wholesale Accessories/Apparel segment.
These acquisitions were accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, "Business Combinations," which requires that the total cost of an acquisitions be allocated to tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.
Note 4 – Short-Term Investments
Short-term investments consist of securities which the Company expects to convert into cash within one year, including time deposits with original maturities greater than three months but less than or equal to one year. As of March 31, 2025 and December 31, 2024, short-term investments amounted to $2,480 and $13,484, respectively.
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
The Company’s financial assets and liabilities subject to fair value measurements as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025				December 31, 2024
	Fair value	Level 1	Level 2	Level 3	Fair value	Level 1	Level 2	Level 3
Assets:
Forward contracts	$4,972	—	$4,972	—	$2,175	—	$2,175	—
Total assets	$4,972	$—	$4,972	$—	$2,175	$—	$2,175	$—
Liabilities:
Contingent payment liability(1)(2)	$3,070	$—	$—	$3,070	$7,565	$—	$—	$7,565
Forward contracts	192	—	192	—	816	—	816	—
Total liabilities	$3,262	$—	$192	$3,070	$8,381	$—	$816	$7,565
(1) As of March 31, 2025, $3,070 was recorded in Contingent payment liability - long-term portion.
(2) As of December 31, 2024, $7,565 was recorded in Contingent payment liability - long-term portion.
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2025
(in thousands except per share data)
The following table provides a reconciliation of the beginning and ending balances for the contingent payment liabilities included within Level 3 of the fair value hierarchy for the periods ended March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Balance at beginning of year	$7,565	$13,300
Adjustments(1)	(4,495)	2,722
Acquisitions	—	90
Payments(2)	—	(8,547)
Balance at end of period	$3,070	$7,565
(1) In the 2025 and 2024 periods, amounts consisted of adjustments of $(4,495) and $2,722, respectively, which were related to the change in valuation of the contingent payment liabilities in connection with the acquisitions of Almost Famous and ATM. These adjustments were recorded in income from operations in the Condensed Consolidated Statements of Income for the Wholesale Accessories/Apparel segment.
(2) For the 2024 period, the payment of $8,547 was related to the contingent payment liability in connection with the acquisition of Almost Famous and was measured based upon actual EBIT performance for the related performance period. The payment was included as cash used in financing activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2024.
As of March 31, 2025 and December 31, 2024, the fair value of the contingent payment liability related to the acquisition of Almost Famous was $2,950 and $7,475, respectively. The fair value was determined using a Monte Carlo simulation model, which estimates the probability of various financial outcomes during the measurement period. The model utilized discount rates of 17.0% and 17.5% as of March 31, 2025 and December 31, 2024, respectively. The change in fair value of the contingent payment liability reflects revisions to the forecasted operating results over the measurement period.
As of March 31, 2025 and December 31, 2024, the fair value of the contingent payment liability related to the acquisition of ATM was $120 and $90, respectively. The fair value was determined using a Monte Carlo simulation model, utilizing a discount rate of 12.2% and 12.6% as of March 31, 2025 and December 31, 2024, respectively.
The fair values of goodwill and other intangibles are measured on a non-recurring basis and are determined using Level 3 inputs, including forecasted cash flows, discount rates, and implied royalty rates. Refer to Note 11 – Goodwill and Other Intangible Assets for further information.
The fair values of lease right-of-use assets and fixed assets related to company-owned retail stores are measured on a non-recurring basis and are determined using Level 3 inputs, including estimated discounted future cash flows associated with the assets using sales trends, market rents, and market participant assumptions. Refer to Note 6 – Leases for further information.
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
March 31, 2025
(in thousands except per share data)
Note 6 – Leases
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
Some of the Company’s retail store leases provide for variable lease payments based on sales volumes at the leased location, which are not measurable at the inception of the lease and are therefore not included in the measurement of the right-of-use assets and lease liabilities. Under ASC Topic 842, these variable lease costs are expensed as incurred. The following table presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024:

	Balance Sheet Classification	March 31, 2025	December 31, 2024
Assets:
Noncurrent	Operating lease right-of-use asset	$152,689	$139,695

Liabilities:
Current	Operating leases – current portion	$45,526	$43,172
Noncurrent	Operating leases – long-term portion	120,730	109,816
Total operating lease liabilities		$166,256	$152,988

Weighted-average remaining lease term		4.7 years	4.5 years
Weighted-average discount rate		5.2%	5.3%
The following table presents the composition of lease costs during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$13,443	$11,509
Variable lease cost	256	630
Less: sublease income	68	64
Total lease cost(1)	$13,631	$12,075
(1) Included in operating expenses in the Company's Condensed Consolidated Statements of Income.
The following table presents supplemental cash and non-cash information related to the Company's operating leases during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases(1)	$13,568	$11,760
Noncash transactions
Right-of-use asset obtained in exchange for new operating lease liabilities	$24,155	$16,028
Right-of-use asset noncash lease expense(1)	$11,161	$11,347
(1) Included in leases and other liabilities in the Condensed Consolidated Statement of Cash Flows.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2025
(in thousands except per share data)
Future Minimum Lease Payments

The following table presents future minimum lease payments for each of the next five years and the total for the remaining years as of March 31, 2025:

2025 (remaining nine months)	$40,472
2026	45,808
2027	34,018
2028	25,196
2029	14,749
Thereafter	27,841
Total minimum lease payments	188,084
Less: imputed interest	21,828
Total lease liabilities	$166,256
Note 7 – Share Repurchase Program
The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions, the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On May 8, 2023, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $189,900, bringing the total authorization to $250,000. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the three months ended March 31, 2025, no shares of the Company's common stock were repurchased under the Share Repurchase Program. During the three months ended March 31, 2024, 773 shares of the Company's common stock, excluding net settlements of employee stock awards, were repurchased under the Share Repurchase Program, at a weighted average price per share of $42.25, for an aggregate purchase price of approximately $32,644. As of March 31, 2025, approximately $85,310 remained available for future repurchases under the Share Repurchase Program.
The Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (as further amended, the "2006 Plan"), which expired on April 6, 2019, and the Steven Madden, Ltd. 2019 Incentive Compensation Plan, as amended (the "2019 Plan"), both provide the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding and/or option cost obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation and/or option cost. During the three months ended March 31, 2025 and 2024, an aggregate of 201 and 109, shares, respectively, were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements and option costs, at an average price per share of $38.58 and $42.75, respectively, for an aggregate purchase price of approximately $7,770 and $4,693, respectively.
Note 8 – Net Income Per Share of Common Stock
Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 1,743 shares for the period ended March 31, 2025, compared to 1,557 shares for the period ended March 31, 2024. Diluted net income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the assumed proceeds, which are deemed to be the proceeds from the exercise plus compensation cost not yet recognized attributable to future services using the treasury method, were used to purchase shares of the Company’s common stock at the average market price during the period, b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive, and c) issued performance-based awards to the extent that the underlying performance conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2025
(in thousands except per share data)

	Three Months Ended March 31,
	2025	2024

Net income attributable to Steven Madden, Ltd.	$40,423	$43,934

Basic net income per share	$0.57	$0.61
Diluted net income per share	$0.57	$0.60

Weighted average common shares outstanding:
Basic	70,773	72,292
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	282	573
Diluted	71,055	72,865

For the three months ended March 31, 2025 and 2024, options to purchase approximately 1 and 4 shares of common stock have been excluded from the calculation of diluted net income per share as the result would have been anti-dilutive. For the three months ended March 31, 2025 and 2024, 95 and 8 restricted shares, were excluded from the calculation of diluted net income per share as the result would have been anti-dilutive. The Company had certain contingently issuable performance awards outstanding that did not meet the performance conditions as of March 31, 2025 and 2024 and, therefore, were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2025 and 2024. The number of potentially dilutive shares that could be issued upon vesting for these performance-based awards were immaterial as of both March 31, 2025 and 2024. These maximum amounts were also excluded from the computation of weighted average potentially dilutive securities.
Note 9 – Income Taxes
The Company’s provision for income taxes for the three months ended March 31, 2025 and 2024 is based on the estimated annual effective tax rate, plus or minus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Income before provision for income taxes	$54,328	$58,301
Income tax expense	$13,068	$13,739
Effective tax rate	24.1%	23.6%

The difference between the Company’s effective tax rates of 24.1% and 23.6% for the three months ended March 31, 2025 and March 31, 2024, respectively, is primarily due to an increase in pre-tax income in jurisdictions with higher tax rates.
The Company recognizes interest and penalties, if any, related to uncertain income tax positions in income tax expense. Accrued interest and penalties on unrecognized tax benefits, and interest and penalty expense are immaterial to the condensed consolidated financial statements.
The Company files income tax returns in the U.S. for federal, state, and local purposes, and in certain foreign jurisdictions. The Company's tax years 2021 through 2024 remain open to examination by most taxing authorities.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which contains certain revisions to the Internal Revenue Code, including a 15% corporate minimum income tax for tax years beginning after December 31, 2022. While the 15% corporate minimum income tax has no effect on the Company’s results of operations in the near term, the Company will continue to evaluate its impact on future years. The IRA also assesses a 1% excise tax on repurchases of corporate stock which impacts the Company’s stock repurchases effective January 1, 2023. The excise tax is

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2025
(in thousands except per share data)
recorded as an incremental cost in treasury stock on the Company's Condensed Consolidated Balance Sheets and was $0 and $267 for the three months ended March 31, 2025 and 2024.
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
Note 10 – Equity-Based Compensation
The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan, and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

Common stock authorized(1)	19,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(10,455)
Common stock available for grant of stock-based awards as of March 31, 2025	8,545
(1) On May 22, 2024, the stockholders of the Company approved amendments to the Steven Madden, Ltd. 2019 Plan to, among other things, increase the number of shares of Company common stock available for issuance under the 2019 Plan. As amended, the 2019 Plan provides that up to a total of 19,000 shares of the Company’s common stock may be issued thereunder.
In addition, vested and unvested options to purchase 31 shares of common stock and 133 shares of unvested restricted stock awarded under the 2006 Plan were outstanding as of March 31, 2025.
Total equity-based compensation for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
Restricted stock	$5,693	$5,192
Stock options	658	546
Performance-based awards	804	—
Total	$7,155	$5,738
Equity-based compensation is included in operating expenses in the Company’s Condensed Consolidated Statements of Income.
Stock Options
Cash proceeds and intrinsic values related to total stock options exercised during the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
Proceeds from stock options exercised	$—	$222
Intrinsic value of stock options exercised	$—	$142
During the three months ended March 31, 2025, no options to purchase shares vested. During the three months ended March 31, 2024, options to purchase 73 shares vested with a weighted average exercise price of $32.58. As of March 31, 2025, there were unvested options relating to 99 shares of common stock outstanding with a total of $761 of unrecognized compensation cost and an average vesting period of 1.3 years.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2025
(in thousands except per share data)
The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Volatility	33.6%	47.4%
Risk free interest rate	4.3%	4.0%
Expected life in years	4.0	4.0
Dividend yield	2.0%	2.0%
Weighted average fair value	$11.65	$15.69
Activity relating to stock options granted under the Company’s plans during the three months ended March 31, 2025 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	1,268	$36.82
Granted	9	42.52
Outstanding at March 31, 2025	1,277	$36.86	2.5 years	$—
Exercisable at March 31, 2025	1,178	$36.50	2.3 years	$—
Activity relating to stock options granted under the Company’s plans during the three months ended March 31, 2024 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	1,119	$35.62
Granted	8	42.00
Exercised	(9)	26.10
Outstanding at March 31, 2024	1,118	$35.73	3.0 years	$7,776
Exercisable at March 31, 2024	1,000	$35.75	2.8 years	$6,943

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2025
(in thousands except per share data)
Restricted Stock
The following table summarizes restricted stock activity during the three months ended March 31, 2025 and 2024:

	2025		2024
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1,	1,543	$38.89	1,278	$35.44
Granted	622	34.69	534	42.14
Vested	(419)	39.28	(237)	34.90
Forfeited	(3)	42.30	(18)	36.76
Outstanding at March 31,	1,743	$37.29	1,557	$37.78
As of March 31, 2025, the Company had $56,930 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average period of 3.6 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.
The fair values of the restricted stock that vested during the three months ended March 31, 2025 and 2024 were $16,466 and $8,268, respectively.
Performance-Based Awards
The Company issues performance-based awards to certain employees, the vesting of which is subject to the employee’s continuing employment and the Company's achievement of certain performance goals. In the first quarters of 2025 and 2024, the Company issued 150 and 86, performance shares (at target), respectively, with a weighted average grant date fair value of $26.05 and $41.63, respectively, that are eligible to be earned over a three-year performance period from January 1, 2025 through December 31, 2027 and January 1, 2024 through December 31, 2026, respectively. During the three months ended March 31, 2025, the Company estimated that the probable outcome of the performance conditions, based on performance through such date, was that the performance shares will be earned at 185% of the target level. The corresponding expense for the year ended March 31, 2025 is reflected in the stock-based compensation under performance-based awards.
As of March 31, 2025, $10,717 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized using the accelerated attribution method over a weighted-average period of 2.4 years.
No performance-based shares vested in the three months ended March 31, 2025 and 2024.
Note 11 – Goodwill and Other Intangible Assets
The following provides a rollforward of the carrying amount of goodwill by reporting unit for the period ended March 31, 2025:

	Wholesale Footwear	Wholesale Accessories/ Apparel	Direct-to-Consumer	Net Carrying Amount
Balance at January 1, 2025	$90,001	$75,583	$18,153	$183,737
Acquisitions(1)(2)	279	175	3,060	3,514
Translation	92	—	98	190
Balance at March 31, 2025	$90,372	$75,758	$21,311	$187,441
(1) During the first quarter of 2025, the Company completed the acquisition of the SM Distribution Malaysia Sdn. Bhd., which resulted in the recognition of goodwill of $1,829 allocated to the Direct-to-Consumer segment. Refer to Note 3 – Joint Ventures and Acquisitions for further information.
(2) During the first quarter of 2025, the Company completed the acquisition of the SM Fashion Australia Pty Ltd., which resulted in the recognition of goodwill of $1,393 allocated to the Direct-to-Consumer and Wholesale Footwear segments. Refer to Note 3 – Joint Ventures and Acquisitions for further information.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2025
(in thousands except per share data)
The following table details identifiable intangible assets as of March 31, 2025:

	Estimated Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	10-20 years	$16,075	$(16,075)	$—
Customer relationships	10-20 years	61,626	(30,993)	30,633
Re-acquired rights	2 years	1,450	(857)	593
Total finite-lived other intangible assets		79,151	(47,925)	31,226
Re-acquired right	indefinite	24,323	—	24,323
Trademarks	indefinite	57,006	—	57,006
Total indefinite-lived other intangible assets		81,329	—	81,329
Total other intangible assets		$160,480	$(47,925)	$112,555
The following table details identifiable intangible assets as of December 31, 2024:

	Estimated Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks(1)(2)	10-20 years	$16,075	$(16,075)	$—
Customer relationships(1)(3)	10-20 years	61,585	(30,216)	31,369
Re-acquired right	2 years	1,450	(659)	791
Total finite-lived other intangible assets		79,110	(46,950)	32,160
Re-acquired right	indefinite	24,292	—	24,292
Trademarks(3)	indefinite	56,980	—	56,980
Total indefinite-lived other intangible assets		81,272	—	81,272
Total other intangible assets		$160,382	$(46,950)	$113,432
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
Evaluation of Impairment
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
Impairment of GREATS® Intangible Assets
In the first quarter of 2024, circumstances occurred that caused a change in the estimated useful life of the GREATS® trademark from an indefinite life to an estimated useful life of 10 years, and as a result, the Company performed an impairment test. The estimated fair value of this trademark was determined using an excess earnings method, incorporating the use of projected financial information and a discount rate of 14.0% which was developed using market participant-based assumptions. Changes in these significant unobservable inputs might result in a significantly higher or lower fair value measurement. As a result of this assessment, the GREATS® trademark was written down from the carrying value of $6,150 to its fair value of $4,450, resulting in a pre-tax non-cash impairment charge of $1,700. These impairment charges were recorded in impairment of

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2025
(in thousands except per share data)
intangibles in the Company’s Condensed Consolidated Statements of Income and recognized in the Direct-to-Consumer segment.
Amortization
The amortization of intangible assets amounted to $1,010 and $941 for the three months ended March 31, 2025 and 2024, respectively, and is included in operating expenses in the Company's Condensed Consolidated Statements of Income. The estimated future amortization expense for intangibles as of March 31, 2025 was as follows:

2025 (remaining nine months)	$2,810
2026	2,987
2027	2,740
2028	2,705
2029	2,612
Thereafter	17,372
Total	$31,226
Note 12 – Derivative Instruments
The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The forward foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted inventory purchases and are designated as cash flow hedges.
The notional amounts of the Company’s outstanding derivative instruments as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$282,122	$90,031
The fair value of the Company’s outstanding derivative instruments as of March 31, 2025 and December 31, 2024 were as follows:

	Balance Sheet Classification	March 31, 2025	December 31, 2024
Assets:
Forward contracts	Other current assets	$4,972	$2,175

Liabilities:
Forward contracts	Other current liabilities	$192	$816
The following table presents the pretax impact of gains from the Company's designated derivative instruments on its Condensed Consolidated Financial Statements for the periods ended March 31, 2025 and March 31, 2024:

	March 31, 2025	March 31, 2024
Cash flow hedges:
Foreign exchange contracts	$3,475	$1,687

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2025
(in thousands except per share data)
As of March 31, 2025, the current maturity dates of the Company’s derivative instruments range from April 2025 to December 2025.
For the periods ended March 31, 2025 and 2024, the Company's hedging activities were deemed effective, with no ineffectiveness recognized in the Condensed Consolidated Statements of Income. Gains and losses from these hedging activities are recorded in cost of sales in the Condensed Consolidated Statements of Income.
Note 13 – Commitments, Contingencies, and Other
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
Letters of Credit
As of March 31, 2025, the Company had $504 in letters of credit outstanding unrelated to the Company's Credit Agreement.
Employee Agreements
The Company has employment agreements with certain executives in the normal course of business which provide for compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.
Future Minimum Royalty and Advertising Payments
The Company has minimum commitments related to a license agreement. The agreement requires that the Company pay the licensor a royalty equal to a percentage of net revenues and a minimum royalty in the event that specified net revenues targets are not achieved. The license agreement expires on December 31, 2026 and has various terms and renewal options, provided that minimum sales levels, and certain other conditions are achieved. As of March 31, 2025, the Company had future minimum royalty and advertising payments of $10,500. Royalty expenses are recognized in cost of sales on the Condensed Consolidated Statements of Income.
Note 14 – Operating Segment Information
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

•Direct-to-Consumer. This segment engages in the sale of footwear, handbags, apparel, and other accessories through Steve Madden and Dolce Vita full-price retail stores, Steve Madden outlet stores, directly-operated concessions in international markets, and directly-operated e-commerce websites. We operate retail locations in regional malls and shopping centers, as well as high streets in various cities across the United States, Canada, Mexico, and Europe, as well as other international markets through our joint ventures.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2025
(in thousands except per share data)

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
The following tables set forth information related to the Company's segments:

For the three months ended March 31, 2025	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to-Consumer	Licensing	Total(1)
Total revenue	$296,145	$143,173	$112,064	$2,152	$553,534
Less: Cost of sales(2)	187,454	95,124	44,689	—	327,267
Gross profit	108,691	48,049	67,375	2,152	226,267
Less: Change in valuation of contingent payment liabilities(2)	—	(4,495)	—	—	(4,495)
Less: Salaries and related expense(2)	16,917	13,118	17,857	272	48,164
Less: Other segment items(3)	28,686	17,014	55,746	55	101,501
Income/(loss) from operations	$63,088	$22,412	$(6,228)	$1,825	$81,097
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2025
(in thousands except per share data)

For the three months ended March 31, 2024	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to-Consumer	Licensing	Total(1)
Total revenue	$295,660	$142,576	$112,331	$1,814	$552,381
Less: Cost of sales(2)	187,363	97,426	42,777	—	327,566
Gross profit	108,297	45,150	69,554	1,814	224,815
Less: Change in valuation of contingent payment liability(2)	—	1,650	—	—	1,650
Less: Impairment of intangibles(2)	—	—	1,700	—	1,700
Less: Salaries and related expense(2)	17,068	12,272	17,914	321	47,575
Less: Other segment items(3)	28,114	13,057	52,165	179	93,515
Income/(loss) from operations	$63,115	$18,171	$(2,225)	$1,314	$80,375
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
The following table reconciles total segment income from operations to income before provision for income taxes:

	Three Months Ended March 31,
	2025	2024
Total segment income from operations	$81,097	$80,375
Corporate costs	(27,598)	(23,629)
Interest and other income - net	829	1,555
Income before provision for income taxes	$54,328	$58,301
The following table presents capital expenditures by segment:

	Three Months Ended March 31,
	2025	2024
Wholesale Footwear	$1,371	$897
Wholesale Accessories/Apparel	300	94
Direct-to-Consumer	5,658	2,211
Corporate(1)	2,518	777
Total	$9,847	$3,979
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2025
(in thousands except per share data)
The following table presents depreciation and amortization by segment:

	Three Months Ended March 31,
	2025	2024
Wholesale Footwear	$656	$649
Wholesale Accessories/Apparel	931	1,065
Direct-to-Consumer	2,355	1,412
Corporate(1)	1,311	1,505
Total	$5,253	$4,631
(1) Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services.
The following table summarizes revenue by geographic areas:

	Three Months Ended March 31,
	2025	2024
Domestic (1)	$450,731	$454,790
International	102,803	97,591
Total	$553,534	$552,381
(1) Includes revenues of $85,280 and $82,458, respectively, for the three months ended March 31, 2025 and 2024 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by the Company's international entities.
Note 15 – Credit Agreement
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
On March 25, 2022, an amendment to the Credit Agreement (the “Amendment”) replaced the London Interbank Offering Rate (“LIBOR”) with the Bloomberg Short-Term Bank Yield Index (“BSBY”) as the interest rate benchmark. Borrowings under the Credit Agreement generally bear interest at a variable rate equal to a specified margin, which is based upon the average availability under the Credit Facility from time to time, plus, at the Company’s election (i) BSBY for the applicable interest period, or (ii) the base rate (which is the highest of (a) the prime rate announced by the Agent, (b) the sum of the federal funds effective rate plus 0.50%, and (c) the sum of the one-month BSBY rate plus 1.00%). Furthermore, the Amendment reduced the specified margin used to determine the interest rate under the Credit Agreement and reduced the commitment fee paid by the Company to the Agent, for the account of each lender. Additionally, the Amendment reduced the frequency of the Company’s borrowing base reporting requirements when no loans are outstanding. The Amendment also extended the maturity date of the Credit Agreement to March 20, 2027. As amended on April 3, 2023, on October 23, 2023, the Credit Agreement was further amended to accommodate changes made to the Company’s factoring arrangement with CIT pursuant to the Notification Factoring Rider as described in Note 16 – Factoring Agreements.
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
March 31, 2025
(in thousands except per share data)
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
As of March 31, 2025, the Company had no cash borrowings and $325 letters of credit outstanding under the Credit Agreement.
Note 16 – Factoring Agreements
In conjunction with the Credit Agreement described in Note 15 – Credit Agreement, on July 22, 2020, the Company and certain of its subsidiaries (collectively, the “Madden Entities”) entered into an Amended and Restated Deferred Purchase Factoring Agreement (the “Factoring Agreement”) with Rosenthal & Rosenthal, Inc. ("Rosenthal"). Pursuant to the Factoring Agreement, Rosenthal serves as the collection agent with respect to certain receivables of the Madden Entities and is entitled to receive a base commission of 0.20% of the gross invoice amount of each receivable assigned for collection, plus certain additional fees and expenses, subject to certain minimum annual commissions. Rosenthal will generally assume the credit risk resulting from a customer’s financial inability to make payment of credit-approved receivables, which are classified as Factor Receivables. The initial term of the Factoring Agreement is twelve months, subject to automatic renewal for additional twelve-month periods, and the Factoring Agreement may be terminated at any time by Rosenthal or the Madden Entities on 60 days' notice and upon the occurrence of certain other events. The Madden Entities pledged all of their rights under the Factoring Agreement to the Agent under the Credit Agreement to secure obligations arising under the Credit Agreement.
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
March 31, 2025
(in thousands except per share data)
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
Note 17 – Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-05, "Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement," which is intended to provide guidance for the formation of a joint venture, including the initial measurement of assets and liabilities, the formation date, and basis of accounting. This new standard will be effective for annual reporting periods beginning on or after January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-05; however, at the current time, the Company does not believe this ASU will have a material impact on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740)," which is intended to provide greater transparency in various income tax components that affect the rate reconciliation based on the applicable taxing jurisdictions, as well as the qualitative and quantitative aspects of those components. This new standard will be effective for annual reporting periods beginning on or after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09. The Company does not expect that this ASU will have a material impact on its consolidated financial statements, but it will require increased income tax disclosures within the notes to its condensed consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40)," which requires disaggregation of certain expense captions into specified categories in disclosures. This new standard will be effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03. The Company does not expect that this ASU will have a material impact on its consolidated financial statements, but it will require increased disclosures within the notes to its consolidated financial statements.
The Company has considered all new accounting pronouncements and has concluded that there are no additional pronouncements that may have a material impact on its results of operations, financial condition, and cash flows.
Note 18 – Subsequent Event
Acquisition of Kurt Geiger
On May 6, 2025, Steven Madden, Ltd. completed the previously-announced acquisition of the entire issued share capital of Mercury Acquisitions Topco Limited, a private limited company incorporated under the laws of Jersey and the holding company for the Kurt Geiger business (the “Target”), pursuant to the terms of that certain sale and purchase deed (the “Purchase Agreement”) by and among SML UK Holding Ltd., an English limited company and indirect, wholly-owned subsidiary of Steven Madden, Ltd. (the “Purchaser”), various entities comprising the Fifth Cinven Fund (the “Cinven Sellers”), Bain & Company, Inc. (“Bain”), Squam Lake Investors X LP (BGPI) (“Squam Lake”, and together with the Cinven Sellers and

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2025
(in thousands except per share data)
Bain, the “Institutional Sellers”), certain individuals (the “Individual Sellers” and together with the Institutional Sellers, the “Sellers”), and Steven Madden, Ltd., as guarantor.
Pursuant to the terms of the Purchase Agreement, the Purchaser purchased the entire issued share capital of the Target at an enterprise value of approximately £289,000 pursuant to a “locked box” arrangement that resulted in the payment of £202,000 in net equity value at closing, repayment of specified third party debt in the Target business, and redemption of the loan notes outstanding from Mercury Midco 1 Limited, a private limited company incorporated under the laws of England and Wales and a wholly-owned subsidiary of the Target (“Midco 1”), which were payable to certain Sellers (the “Transaction”).
In connection with the Purchase Agreement, the Purchaser also entered into a management warranty deed (the “Management Warranty Deed”), pursuant to which certain members of management of the Target provided certain additional customary representations and warranties related to the Target’s business. The liability of such warrantors is capped under the Management Warranty Deed to £0.001 except in the case of fraud. The Purchaser separately obtained a warranty and indemnity insurance policy, effective as of the date of entry into the Purchase Agreement and the Management Warranty Deed, which contains customary coverage and exceptions.
Steven Madden, Ltd. funded the cash consideration and the payment of Transaction-related expenses through borrowings under an Amended and Restated Credit Agreement (the "A&R Credit Agreement") and cash on hand.
Amended and Restated Credit Agreement
On May 6, 2025, Steven Madden, Ltd. entered into the "A&R Credit Agreement with various lenders and Citizens Bank as administrative agent, which provides for a term loan facility in the amount of $300,000 and a revolving credit facility in the amount of $250,000. The A&R Credit Agreement amends and restates the original Credit Agreement in its entirety. Steven Madden, Ltd. funded the Transaction and the Transaction-related expenses with borrowings under the new A&R Credit Agreement and cash on hand. Steven Madden, Ltd. intends to use the revolving credit facility for general corporate purposes.
The A&R Credit Agreement provides for a term loan facility and a revolving credit facility scheduled to mature on May 6, 2030. Steven Madden, Ltd. may from time to time increase the revolving commitments and/or request incremental term loans in an aggregate principal amount of up to $275,000 if certain conditions are satisfied, including (i) the absence of any default under the A&R Credit Agreement, and (ii) Steven Madden, Ltd. obtaining the consent of the lenders participating in each such increase.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three months ended March 31, 2025 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
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
This Quarterly Report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, among others, statements regarding revenue and earnings guidance, plans, strategies, objectives, expectations, and intentions. You can identify forward-looking statements by words such as: “may,” “will,” “expect,” “believe,” “should,” “anticipate,” “project,” “predict,” “plan,” “intend,” or “estimate,” and similar expressions, or the negative of these expressions. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they represent our current beliefs, expectations, and assumptions regarding anticipated events and trends affecting our business, and industry based on information available as of the time such statements are made. We caution investors that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which may be outside of our control. Our actual results and financial condition may differ materially from those indicated in these forward-looking statements. As such, investors should not rely upon them. Important risk factors include:
•our ability to navigate changes in global trade policies and tariffs imposed by the United States government and the governments of other nations in which we manufacture and sell products;
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
These risks and uncertainties, along with the risk factors discussed under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and, in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024, should be considered in evaluating any forward-looking statements contained in this report. We do not undertake any obligation to publicly update any forward-looking statement, including without limitation, any guidance regarding revenue or earnings, whether as a result of new information, future developments, or otherwise.
Business Overview
($ in thousands, except for store count and per share data)

Steven Madden, Ltd. and its subsidiaries designs, sources, and markets fashion-forward branded and private label footwear, accessories, and apparel. We distribute our products through the wholesale channel to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, Canada, Mexico, and Europe. Additionally, we operate in other international markets through its joint ventures in South Africa, the Middle East, Israel, various countries in Europe, Latin America, and certain countries in Asia, and through special distribution arrangements in various European countries, North Africa, South and Central America, and various countries within the Asia-Pacific region. We also distribute our products through our direct-to-consumer channel, which includes company-operated retail stores and e-commerce websites, in the United States, Canada, Mexico, South Africa, the Middle East, Israel, various countries in Europe, Latin America, and the Asia-Pacific region.
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
•Direct-to-Consumer. This segment engages in the sale of footwear, handbags, apparel, and other accessories through Steve Madden and Dolce Vita full-price retail stores, Steve Madden outlet stores, directly-operated concessions in international markets, and directly-operated e-commerce websites. We operate retail locations in regional malls and shopping centers, as well as high streets in various cities across the United States, Canada, Mexico, and Europe, as well as through our joint ventures in international markets.
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
Recent Developments
Australia Joint Venture. In January 2025, we entered into a joint venture agreement with GFN Two Pty Ltd., a leading distributor of luxury and retail goods in Australia and New Zealand. We acquired a 50.1% controlling financial interest in the newly formed entity, SM Fashion Australia Pty Ltd., through a capital contribution of $1,899. The acquisition resulted in the recognition of goodwill of $1,393. This joint venture was formed to expand the distribution of our products across Australia and New Zealand through wholesale and direct-to-consumer channels. The results of this joint venture are included within the Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer segments.

Malaysia Joint Venture. In January 2025, we entered into an agreement with Envico Enterprise Sdn. Bhd., a leading distributor of luxury and retail goods in Southeast Asia, to acquire an additional 2.0% equity interest in SM Distribution Malaysia Sdn. Bhd. for cash consideration of $5. This joint venture was originally formed in July 2022, at which time we held a 49.0% non-controlling interest. With the acquisition of the additional 2.0% interest, we hold a 51.0% controlling financial interest and has consolidated the joint venture’s financial results beginning in the first quarter of 2025 in this Quarterly Report. The acquisition resulted in the recognition of goodwill of $1,829. This joint venture engages in the distribution of our products across Malaysia through the direct-to-consumer channel. The results of this joint venture are included within the Direct-to-Consumer segment.
Acquisition of Kurt Geiger. On May 6, 2025, we completed our previously-announced acquisition of UK-based Kurt Geiger from a group led by international private equity firm Cinven for an enterprise value of approximately £289,000 in cash. For the twelve months ended February 1, 2025, Kurt Geiger had revenue of approximately £400,000. In connection with the acquisition, we entered into a new credit agreement which provides for a $300,000 term loan facility and a $250,000 revolving credit facility. We funded the acquisition and acquisition-related costs with borrowings under the amended and restated credit agreement and cash on hand.
Macroeconomic Conditions and Industry Trends

The global economy and retail landscape continue to face significant challenges that affect business operations and consumer behavior. Recent tariff announcements across nearly all jurisdictions have introduced significant volatility and heightened uncertainty in global markets. The lack of clarity surrounding future trade policy developments has made global sourcing and supply chain planning increasingly complex, further complicating the operating environment for multinational businesses. Additionally, and although inflation has moderated in certain markets, it remains elevated relative to historical norms. Interest rates in the United States and key international markets remain high, contributing to tighter credit conditions and pressuring consumer discretionary spending. Furthermore, ongoing foreign currency volatility, lingering concerns about economic slowdown, and geopolitical tensions continue to impact consumer sentiment.
In response to the headwinds from the evolving global trade environment and implementation of tariffs across key sourcing regions, many companies, including ours, were prompted to re-evaluate sourcing strategies, assess supplier diversification, and consider selective pricing actions to mitigate cost pressures. These efforts are part of the broader focus on maintaining operational agility in an increasingly uncertain macroeconomic and regulatory landscape. These actions have also intensified competitive dynamics within the industry.
The department store sector continues to experience structural change, with continued consolidations, restructurings, bankruptcies, and store closures. Meanwhile, shifting consumer preferences toward digital and omnichannel experiences are reshaping traditional retail models. These trends present both opportunities and risks as we continue to evolve our go-to-market strategies.
The geopolitical environment remains unstable. New administrations, including in the United States and in key international markets, such as Canada and Mexico, ongoing military conflicts in Ukraine and the Middle East, and increased tensions with China have contributed to economic uncertainty, market volatility, inflationary pressures, unfavorable foreign currency impacts, disruptions in global supply chains, deteriorating trade relations, and declining consumer confidence. These factors could create headwinds for our global business performance.
While navigating the challenging macroeconomic environment, we remain highly focused on executing the following key strategic initiatives which are aimed at driving long-term growth and creating shareholder value:
•Win with product. Utilizing our proven model – which combines talented design teams, a test-and react strategy, and industry-leading speed-to-market capability – to create trend-right product assortments across footwear, accessories, and apparel categories that resonate with our consumers.
•Invest in marketing. Continue investing in full-funnel marketing to deepen our connection with consumers.
•Expand in international markets. Expanding our international businesses in the Americas (ex. U.S.), EMEA, and APAC regions remains our largest long-term growth initiative.
•Grow non-footwear categories. Expanding our product offerings across various categories outside of footwear, including handbags, accessories, and apparel.
•Expand Direct-to-Consumer led by digital. Expanding our direct-to-consumer business with a focus on growing our digital business, including optimizing site functionality, personalization, and digital marketing, to enhance our consumers overall shopping experience.

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
Tariffs
Throughout the first quarter of 2025, continued developments in global trade policies have led to the implementation of new tariffs across key jurisdictions where we source our products, including China, Cambodia, Vietnam, Brazil, India, Bangladesh, and various other countries. These ever-evolving trade dynamics have increased uncertainty and introduced additional cost pressures to our global supply chain. In response, we are actively assessing our sourcing strategies, evaluating opportunities for supplier diversification, and considering pricing and other cost-mitigation measures. While we are diligently taking steps to manage the impact of tariffs and trade restrictions, the full effect of these changes remains uncertain and could materially and adversely affect our business, financial condition, and results of operations. For further discussion of related risks, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Inflation
Although inflation has eased in some regions, elevated input costs – particularly for labor, raw materials, and freight – as well as increased macroeconomic, geopolitical, and regulatory uncertainties continue to pressure margins. These inflationary trends have affected both our wholesale and direct-to-consumer businesses and may persist despite central bank efforts globally to stabilize prices. We have historically mitigated inflationary impacts through price increases, supplier negotiations, cost containment, and operational efficiencies. However, continued inflation could negatively impact demand for our products or impair our ability to sustain historical margin levels, adversely impacting our profitability and overall financial performance.
Dividends
On May 6, 2025, our Board of Directors approved a quarterly dividend of $0.21 per share payable on June 20, 2025 to stockholders of record as of the close of business on June 9, 2025.
Key Highlights
Total revenue for the quarter ended March 31, 2025 increased 0.2% to $553,534, compared to $552,381 in the same period of last year. Net income attributable to Steven Madden, Ltd. was $40,423 in the first quarter of 2025, compared to $43,934 in the same period of last year. Our effective tax rate for the first quarter of 2025 was 24.1%, compared to 23.6% in the first quarter of last year. Diluted earnings per share were $0.57 per share on 71,055 diluted weighted average shares outstanding, compared to diluted earnings per share of $0.60 per share on 72,865 diluted weighted average shares outstanding in the first quarter of last year.
Our inventory turnover (calculated on a trailing four quarter average) for the quarter ended March 31, 2025 was 5.3 times, compared to 5.7 times at March 31, 2024. Our total Company accounts receivable average collection days increased to 73 days in the first quarter of 2025, compared to 68 days in the first quarter of 2024. As of March 31, 2025, we had $147,242 in cash, cash equivalents, and short-term investments, no debt, and total stockholders’ equity of $903,676. Working capital was $491,459 as of March 31, 2025, compared to $474,782 as of March 31, 2024.
Amid a dynamic operating environment, we remain focused on executing our strategic priorities: delivering trend-right product, deepening connections with our consumers, expanding our international businesses, growing our non-footwear categories, expanding our direct-to-consumer business led by digital, strengthening our core U.S. wholesale business, and efficiently managing our inventory and expenses. At the same time, we are advancing our corporate social responsibility initiatives to create long-term value for our stakeholders, minimize the negative impacts on the environment, and maximize the positive impacts on our people and our communities.

Results of Operations

The following tables set forth information on operations for the periods indicated:

	Three Months Ended March 31,
(in thousands, except for number of stores)	2025		2024
CONSOLIDATED:
Net sales	$551,382	99.6%	$550,567	99.7%
Licensing income	2,152	0.4%	1,814	0.3%
Total revenue	553,534	100.0%	552,381	100.0%
Cost of sales (exclusive of depreciation and amortization)	327,267	59.1%	327,566	59.3%
Gross profit	226,267	40.9%	224,815	40.7%
Operating expenses	177,263	32.0%	164,719	29.8%
Change in valuation of contingent payment liability	(4,495)	(0.8%)	1,650	0.3%
Impairment of intangibles	—	—%	1,700	0.3%
Income from operations	53,499	9.7%	56,746	10.3%
Interest and other income – net	829	0.1%	1,555	0.3%
Income before provision for income taxes	$54,328	9.8%	$58,301	10.6%
Net income attributable to Steven Madden, Ltd.	$40,423	7.3%	$43,934	8.0%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total revenue	$296,145	100.0%	$295,660	100.0%
Cost of sales (exclusive of depreciation and amortization)	187,454	63.3%	187,363	63.4%
Gross profit	108,691	36.7%	108,297	36.6%
Operating expenses	45,603	15.4%	45,182	15.3%
Income from operations	$63,088	21.3%	$63,115	21.3%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total revenue	$143,173	100.0%	$142,576	100.0%
Cost of sales (exclusive of depreciation and amortization)	95,124	66.4%	97,426	68.3%
Gross profit	48,049	33.6%	45,150	31.7%
Operating expenses	30,132	21.0%	25,329	17.8%
Change in valuation of contingent payment liability	(4,495)	(3.1%)	1,650	1.2%
Income from operations	$22,412	15.7%	$18,171	12.7%

DIRECT-TO-CONSUMER SEGMENT:
Total revenue	$112,064	100.0%	$112,331	100.0%
Cost of sales (exclusive of depreciation and amortization)	44,689	39.9%	42,777	38.1%
Gross profit	67,375	60.1%	69,554	61.9%
Operating expenses	73,603	65.7%	70,079	62.4%
Impairment of intangible	—	—%	1,700	1.5%
(Loss) from operations	$(6,228)	(5.6%)	$(2,225)	(2.0%)
Number of stores	319		258

LICENSING SEGMENT:
Licensing income	$2,152	100.0%	$1,814	100.0%
Gross profit	2,152	100.0%	1,814	100.0%
Operating expenses	327	15.2%	500	27.6%
Income from operations	$1,825	84.8%	$1,314	72.4%

CORPORATE:
Operating expenses	27,598	—%	$23,629	—%
Loss from operations	$(27,598)	—%	$(23,629)	—%

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Consolidated

Total revenue for the three months ended March 31, 2025 increased 0.2% to $553,534, compared to $552,381 in the comparable period in the prior year, primarily driven by increases in the Wholesale Footwear, Wholesale Accessories/Apparel, and Licensing segments, partially offset by a decline in the Direct-to-Consumer segment.
Gross profit for the three months ended March 31, 2025 was $226,267, or 40.9% of total revenue, compared to $224,815, or 40.7% of total revenue, in the comparable period in the prior year. The increase in gross profit as a percentage of total revenue was driven by gross margin expansion in both our Wholesale Footwear and Wholesale Accessories/Apparel segments. Gross profit in both periods included $280 and $208, respectively, related to the purchase accounting fair value adjustment of inventory from acquired businesses.
Operating expenses for the three months ended March 31, 2025 were $177,263, or 32.0% of total revenue, compared to $164,719, or 29.8% of total revenue, in the comparable period in the prior year. The increase in operating expenses as a percentage of total revenue was primarily attributable to our continued investment in marketing and advertising, and higher information technology related expenses. The current-year period also included $3,187 of acquisition costs related to acquisitions and the formation of new international joint ventures, $2,421 related to certain severances and termination benefits, and $1,188 related to legal costs as a result of litigation settlements. The current-year period also included a benefit of $4,495 related to the change in valuation of contingent payment liabilities. The comparable period in the prior year included a charge of $1,650 related to the change in valuation of a contingent payment liability and a charge of $1,700 related to the impairment of an intangible.
Income from operations for the three months ended March 31, 2025 increased to $53,499, or 9.7% of total revenue, compared to income from operations of $56,746, or 10.3% of total revenue, in the comparable period in the prior year. The effective tax rate for the three months ended March 31, 2025 was 24.1%, compared to 23.6% in the comparable period in the prior year.
Net income attributable to Steven Madden, Ltd. for the three months ended March 31, 2025 was $40,423, compared to $43,934 in the comparable prior-year period.
Wholesale Footwear Segment

Revenue from the Wholesale Footwear segment for the three months ended March 31, 2025 was $296,145, or 53.5% of total revenue, compared to $295,660, or 53.5% of total revenue, in the comparable period in the prior year. The increase of 0.2% was primarily driven by growth in our branded business, partially offset by a decline in our private label business.
Gross profit for the three months ended March 31, 2025 was $108,691, or 36.7% of Wholesale Footwear revenue, compared to $108,297, or 36.6% of Wholesale Footwear revenue, in the comparable period in the prior year. The increase in gross profit as a percentage of revenue was primarily attributable to a favorable mix of our branded business.
Operating expenses for the three months ended March 31, 2025 were $45,603, or 15.4% of Wholesale Footwear revenue, compared to $45,182, or 15.3% of Wholesale Footwear revenue, in the comparable period in the prior year. The current-year period included $644 related to certain severances and termination benefits, and $72 of acquisition costs related to the formation of new international joint ventures.
Income from operations for the three months ended March 31, 2025 totaled $63,088, or 21.3% of Wholesale Footwear revenue, compared to $63,115, or 21.3% of Wholesale Footwear revenue, in the comparable period in the prior year.
Wholesale Accessories/Apparel Segment

Revenue from the Wholesale Accessories/Apparel segment for the three months ended March 31, 2025 was $143,173, or 25.9% of total revenue, compared to $142,576, or 25.8% of total revenue, in the comparable period in the prior year. The increase of 0.4% was primarily driven by growth in our branded business, partially offset by a decline in our private label business.
Gross profit for the three months ended March 31, 2025 was $48,049, or 33.6% of Wholesale Accessories/Apparel revenue, compared to $45,150, or 31.7% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year.

The increase in gross profit as a percentage of revenue was primarily attributable to a favorable mix of our branded business. Gross profit in both periods included $280 and $208, respectively, related to the purchase accounting fair value adjustment of inventory from acquired businesses.
Operating expenses for the three months ended March 31, 2025 were $30,132, or 21.0% of Wholesale Accessories/Apparel revenue, compared to $25,329, or 17.8% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year. The increase in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to our continued investment in marketing and advertising, and higher payroll related expenses. The current-year period also included $743 related to certain severances and termination benefits, and $549 related to legal costs as a result of an earnout-related litigation. The current-year period also includes a benefit of $4,495 related to the change in valuation of contingent payment liabilities. The comparable period in the prior year included a charge of $1,650 related to the change in valuation of a contingent payment liability.
Income from operations for the Wholesale Accessories/Apparel segment for the three months ended March 31, 2025 was $22,412, or 15.7% of Wholesale Accessories/Apparel revenue, compared to $18,171, or 12.7% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year.
Direct-to-Consumer Segment

Revenue from the Direct-to-Consumer segment for the three months ended March 31, 2025 was $112,064, or 20.2% of total revenue, compared to $112,331, or 20.3% of total revenue, in the comparable period in the prior year. The decrease of 0.2% was driven by a decline in revenue in our brick-and-mortar stores, partially offset by an increase in our digital business. As of March 31, 2025, we operated 314 brick-and-mortar stores, five e-commerce websites, and 61 concessions in international markets, compared to 253 brick-and-mortar stores, five e-commerce websites, and 25 concessions in international markets as of March 31, 2024.
Gross profit for the three months ended March 31, 2025 was $67,375, or 60.1% of Direct-to-Consumer revenue, compared to $69,554, or 61.9% of Direct-to-Consumer revenue, in the comparable period in the prior year. The decrease in gross profit as a percentage of revenue was primarily due to an increase in promotional activity.
Operating expenses for the three months ended March 31, 2025 were $73,603, or 65.7% of Direct-to-Consumer revenue, compared to $70,079, or 62.4% of Direct-to-Consumer revenue, in the comparable period in the prior year. The increase in operating expenses as a percentage of revenue was attributable to our continued investment in marketing and advertising, and higher occupancy-related costs. The current-year period also included $639 related to legal costs as a result of litigation settlements, $469 of acquisition costs related to the formation of new international joint ventures, and $301 related to certain severances and termination benefits. The comparable period in the prior year included a charge of $1,700 related to the impairment of an intangible.
Loss from operations for the three months ended March 31, 2025 was $6,228, or 5.6% of Direct-to-Consumer revenue, compared to a loss from operations of $2,225, or 2.0% of Direct-to-Consumer revenue, in the comparable period in the prior year.
Licensing Segment

Royalty income from the Licensing segment for the three months ended March 31, 2025 was $2,152, or 0.4% of total revenue, compared to $1,814, or 0.3% of total revenue, in the comparable period in the prior year. Operating expenses for the three months ended March 31, 2025 were $327, compared to $500 in the comparable period in the prior year. Income from operations for the three months ended March 31, 2025 was $1,825, compared to $1,314 in the comparable period in the prior year.
Corporate

Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These expenses primarily related to corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cyber security, and other shared services. Corporate operating expenses for the three months ended March 31, 2025 were $27,598 or 5.0% of total revenue, compared to $23,629 or 4.3% of total revenue, in the comparable period in the prior year.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, cash, cash equivalents, and short-term investments. Cash, cash equivalents, and short-term investments totaled $147,242 and $203,408 at March 31, 2025 and December 31, 2024, respectively, and of the total cash, cash equivalents, and short-term investments as of March 31, 2025, $83,171, or approximately 56%, was held in our foreign subsidiaries, and of the total cash, cash equivalents, and short-term investments as of December 31, 2024, $119,569, or approximately 59%, was held in our foreign subsidiaries.
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
As of March 31, 2025, we had working capital of $491,459, cash and cash equivalents of $144,762, short-term investments of $2,480, no cash borrowing, and $829 in letters of credits outstanding.
We believe that based on our current financial position and available cash, cash equivalents, and short-term investments, we will meet all our financial commitments and operating needs for at least the next twelve months. In addition, our $150,000 asset-based revolving credit facility provides us with additional liquidity and flexibility on a long-term basis.
Acquisition of Kurt Geiger and Amended and Restated Credit Agreement
On May 6, 2025, Steven Madden, Ltd. completed the previously-announced acquisition of the entire issued share capital of Mercury Acquisitions Topco Limited, a private limited company incorporated under the laws of Jersey and the holding company for the Kurt Geiger business (the “Target”), pursuant to the terms of that certain sale and purchase deed (the “Purchase Agreement”) by and among SML UK Holding Ltd., an English limited company and indirect, wholly-owned subsidiary of Steven Madden, Ltd. (the “Purchaser”), various entities comprising the Fifth Cinven Fund (the “Cinven Sellers”), Bain & Company, Inc. (“Bain”), Squam Lake Investors X LP (BGPI) (“Squam Lake”, and together with the Cinven Sellers and Bain, the “Institutional Sellers”), certain individuals (the “Individual Sellers” and together with the Institutional Sellers, the “Sellers”), and Steven Madden, Ltd., as guarantor.
Pursuant to the terms of the Purchase Agreement, the Purchaser purchased the entire issued share capital of the Target at an enterprise value of approximately £289,000 pursuant to a “locked box” arrangement that resulted in the payment of £202,000 in net equity value at closing, repayment of specified third party debt in the Target business, and redemption of the loan notes outstanding from Mercury Midco 1 Limited, a private limited company incorporated under the laws of England and Wales and a wholly-owned subsidiary of the Target (“Midco 1”), which were payable to certain Sellers (the “Transaction”).
We funded the cash consideration and the payment of Transaction-related expenses through borrowings under the Amended and Restated Credit Agreement (the “A&R Credit Agreement”) and cash on hand.
On May 6, 2025, we entered into the A&R Credit Agreement with various lenders and Citizens Bank, as administrative agent, which provides for a term loan facility in the amount of $300,000 and a revolving credit facility in the amount of $250,000. The A&R Credit Agreement amends and restates the original Credit Agreement in its entirety. Steven Madden, Ltd. funded the Transaction and the Transaction-related expenses with borrowings under the new A&R Credit Agreement and cash on hand. Steven Madden, Ltd. intends to use the revolving credit facility for general corporate purposes.
The A&R Credit Agreement provides for a term loan facility and a revolving credit facility scheduled to mature on May 6, 2030. We may from time to time increase the revolving commitments and/or request incremental term loans in an aggregate principal amount of up to $275,000 if certain conditions are satisfied, including (i) the absence of any default under the A&R Credit Agreement, and (ii) obtaining the consent of the lenders participating in each such increase.

Cash Flows
A summary of our cash used in operating, investing, and financing activities was as follows:
Operating Activities
Cash used in operating activities was $18,832 for the three months ended March 31, 2025, compared to $15,705 in the same period of the prior year. The increase in cash used in operations was primarily driven by a decline in net income.
Investing Activities
Cash used in investing activities was $1,005 for the three months ended March 31, 2025, which primarily consisted of capital expenditures of $9,847 for leasehold improvements, new stores, and systems enhancements and $2,196 related to the acquisitions of joint ventures. This was partially offset by $11,038 related to proceeds from the sales of short-term investments.
Financing Activities
Cash used in financing activities was $25,902 for the three months ended March 31, 2025, which primarily consisted of net settlements of stock awards of $7,770 and dividends paid of $15,186.
Contractual and Other Obligations
Firm Commitments
Our contractual obligations as of March 31, 2025 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2025	2026-2027	2028-2029	2030 and after
Operating lease obligations(1)	$188,084	$40,472	$79,826	$39,945	$27,841
Purchase obligations(2)	295,976	295,976	—	—	—
Future minimum royalty and advertising payments(3)	10,500	4,500	6,000	—	—
Employment Agreements(4)	57,647	7,679	17,985	16,491	15,492
Total	$552,207	$348,627	$103,811	$56,436	$43,333
(1) Refer to Note 6 – Leases to the Condensed Consolidated Financial Statements included in this Quarterly Report for further information.
(2) Substantially all our products are produced by independent manufacturers at overseas locations, the majority of which are located in China, with a growing percentage located in Cambodia, Vietnam, Mexico, Brazil, India, Bangladesh, and various other countries in Asia, Europe, and Africa. We have not entered into any long-term manufacturing or supply contracts with any of these foreign manufacturers. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. Purchases are made primarily in United States dollars.
(3) Future minimum royalty and advertising payments represent our obligation in connection with our licenses agreement. Refer to Note 13 – Commitments, Contingencies, and Other to the Condensed Consolidated Financial Statements included in this Quarterly Report for further information.
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
Off-Balance Sheet Arrangements
In addition to the commitments included in the Contractual Obligations table above, we have outstanding letters of credit of $829 outstanding as of March 31, 2025 related to the purchase of inventory and lease obligations. These letters of credit expire at various dates through 2032.
In connection with and concurrently with the acquisition of Kurt Geiger (the "Transaction"), we have entered into a new credit agreement on May 6, 2025, with various lenders and Citizens Bank, as administrative agent, pursuant to which, among other things, to provide debt financing for the Transaction and further strengthen and enhance the Company’s liquidity.
We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our consolidated financial statements. Refer to Note 13 – Commitments, Contingencies, and Other to the Condensed Consolidated Financial Statements included in this Quarterly Report for further information.

Dividends
On May 6, 2025, our Board of Directors approved a quarterly cash dividend. The quarterly dividend of $0.21 per share is payable on June 20, 2025 to stockholders of record as of the close of business on June 9, 2025.
Future quarterly cash dividend payments are subject to the discretion of our Board of Directors and contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that dividends will be paid to holders of our common stock in the future.
Critical Accounting Policies and the Use of Estimates
There have been no material changes to our critical accounting policies and the use of estimates from the disclosures reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission on March 3, 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)
Interest Rate Risk
We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our financing arrangements are subject to variable interest rates, primarily based on the prime rate and the BSBY. The terms of our $150,000 asset-based revolving credit agreement (the “Credit Facility”) and our collection agency agreements with Rosenthal & Rosenthal, Inc. and CIT Group/Commercial Services, Inc. can be found in the Liquidity and Capital Resources section of Item 2 and in Note 15 – Credit Agreement and Note 16 – Factoring Agreements, respectively, to the Condensed Consolidated Financial Statements included in this Quarterly Report. Because we had no cash borrowings under the Credit Facility as of March 31, 2025, a 10% change in interest rates, with all other variables held constant, would have an immaterial effect on our reported interest expense.
As of March 31, 2025, we held short-term investments valued at $2,480, which consist of time deposits. We have the ability to hold these investments until maturity.
Foreign Currency Exchange Rate Risk
We face market risk to the extent that our U.S. or foreign operations involve the transaction of business in foreign currencies. In addition, our inventory purchases are primarily done in foreign jurisdictions and inventory purchases may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of our contract manufacturers, which could have the effect of increasing the cost of goods sold in the future. We manage these risks primarily by denominating these purchases in U.S. dollars. To mitigate the risk of purchases that are denominated in foreign currencies, we may enter into forward foreign exchange contracts for terms of no more than two years. A description of our accounting policies for derivative financial instruments is included in Note 12 – Derivative Instruments to the Condensed Consolidated Financial Statements.
As of March 31, 2025, we had entered into forward foreign exchange contracts with notional amounts totaling $282,122. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of March 31, 2025. As of March 31, 2025, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts, with all other variables held constant, would result in a net increase or decrease in the fair value of our derivatives portfolio of approximately $478, which is immaterial to the Condensed Consolidated Financial Statements.
In addition, we are exposed to translation risk in connection with our foreign operations because our subsidiaries and joint ventures in these international markets utilize the local currency as their functional currency, and those financial results are translated into U.S. dollars. Therefore, currency exchange rates may affect the comparability of financial results between reporting periods and fiscal years.

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
Other than the following risk factor, there have been no material developments with respect to the information previously reported under Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 3, 2025.
Additional tariffs on product imported to the United States, retaliatory trade actions taken by other countries, and resulting trade wars may have a material adverse impact on our business.
The Company’s business is subject to risks related to tariffs and other trade policies put in place by the United States or other countries. In 2025, the U.S. government announced the imposition of additional tariffs and reciprocal tariffs on most goods imported into the United States. Multiple nations, including China, responded with reciprocal tariffs and other trade actions, which triggered the U.S. government to increase the reciprocal tariffs on countries that retaliated against the U.S. enacted trade policy. The U.S. accounted for 81.4% of our global sales in fiscal year 2024, with a substantial amount of our products imported to the United States primarily sourced from China, Vietnam, Cambodia, and other Asian countries impacted by reciprocal tariffs.
The recent enactment of tariffs by the government of the United States, along with the unpredictability of the tariff rates, poses a significant risk to our business operations and may materially increase our costs and reduce our margins. The tariffs may also lead to order cancellations, higher pricing for our products, potentially reducing consumer demand and impacting our sales volume. We are actively monitoring the impact of any tariffs that become effective, as well as potential retaliatory tariffs imposed by other countries. We are currently analyzing strategies that can be taken to moderate or minimize the effects of these trade actions, including evaluating the country of origin for sourcing product into the United States and diversifying our supply chain, negotiating with suppliers, and adjusting our pricing strategies. However, there can be no assurance that these measures will be successful, or that they will offset the negative impact of the tariffs on our business.
Given the uncertainty regarding scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the United States or other countries, the specific impact to our business, results of operations, cash flows, and financial condition is uncertain but could be material.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
($ in thousands, except par value and per share data)

The following table presents the total number of shares of our common stock, $0.0001 par value, purchased by us in the three months ended March 31, 2025, the average price paid per share, the amount of shares purchased pursuant to our Share Repurchase Program and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period pursuant to our Share Repurchase Program. See Note 7 – Share Repurchase Program to the Condensed Consolidated Financial Statements for further details on our Share Repurchase Program. During the three months ended March 31, 2025, there were no sales by us of unregistered shares of common stock.

(in thousands, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2025 - 1/31/2025	121	$41.95	—	$85,310
2/1/2025 - 2/28/2025	16	$37.57	—	$85,310
3/1/2025 - 3/31/2025	64	$32.49	—	$85,310
Total	201	$38.58	—
(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan, approved May 24, 2019, and which expires on February 24, 2029, and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (the term of which expired on April 6, 2019), each provide us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy all or part of the tax-withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax-withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the first quarter of 2025 in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements with an aggregate purchase price of approximately $7,770.
(2) The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions, the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On May 8, 2023, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $189,900, bringing the total authorization to $250,000. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the three months ended March 31, 2025, no shares of the Company's common stock were repurchased under the Share Repurchase Program. As of March 31, 2025, approximately $85,310 remained available for future repurchases under the Share Repurchase Program.

ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 6. EXHIBITS

2.1	Sale and Purchase Deed, dated February 12, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2025)**
2.2	Management Warranty Deed, dated February 12, 2025 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2025)**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †*
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Notes to Condensed Consolidated Financial Statements, and (vii) information set forth under Part II, Item 5, tagged as blocks of text*

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL) with applicable taxonomy extension information contained in Exhibit 101*

†	Filed herewith
*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.
**	Certain portions of this exhibit have been redacted pursuant to Regulation S-K, Item 601(a)(6) and Item 601(b)(2)(ii). This exhibit excludes certain immaterial schedules and exhibits pursuant to the provisions of Regulation S-K, Item 601(a)(5). A copy of any of the omitted information, schedules and exhibits pursuant to Regulation S-K, Item 601(a)(5), Item 601(a)(6) and Item 601(b)(2)(ii), as applicable, will be furnished to the Securities and Exchange Commission upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2025

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ZINE MAZOUZI
Zine Mazouzi
Chief Financial Officer and Executive Vice President of Operations