Form 10-Q
period 2025-06-30
STEVEN MADDEN, LTD.
filed 2025-08-05
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
Yes  ☐   No ☒

As of July 31, 2025, there were 72,652,392 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024	June 30, 2024
(in thousands, except par value)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111,714	$189,924	$180,457
Short-term investments	140	13,484	11,761
Accounts receivable, net of allowances of $5,904, $4,670 and $3,204	86,211	45,653	36,624
Factor accounts receivable	289,942	348,659	341,967
Inventories	436,968	257,625	241,643
Prepaid expenses and other current assets	54,002	34,463	28,448
Income tax receivable and prepaid income taxes	18,799	4,887	19,208
Total current assets	997,776	894,695	860,108
Property and equipment, net	104,423	57,388	49,056
Operating lease right-of-use asset	220,089	139,695	143,480
Deposits and other	21,641	22,214	15,553
Deferred tax assets	2,175	610	609
Goodwill	266,602	183,737	183,374
Intangibles, net	282,372	113,432	122,884
Total Assets	$1,895,078	$1,411,771	$1,375,064
LIABILITIES
Current liabilities:
Accounts payable	$235,716	$206,889	$189,772
Accrued expenses and other current liabilities	181,270	142,452	143,127
Operating leases – current portion	56,179	43,172	44,961
Income taxes payable	11,419	6,147	7,204
Current portion of long-term debt	5,625	—	—
Contingent payment liability – current portion	2,979	—	11,957
Accrued incentive compensation	3,404	15,061	8,909
Total current liabilities	496,592	413,721	405,930
Contingent payment liability – long-term portion	17,406	7,565	9,543
Operating leases – long-term portion	189,404	109,816	112,988
Long-term debt	287,865	—	—
Deferred tax liabilities	38,574	4,628	9,078
Other liabilities	1,874	44	5,169
Total Liabilities	1,031,715	535,774	542,708
Commitments, contingencies, and other (Note 13)
STOCKHOLDERS’ EQUITY
Preferred stock – $0.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $0.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $0.0001 par value, 245,000 shares authorized,137,961, 137,248 and 137,180 shares issued, 72,651, 72,157 and 72,606 shares outstanding	7	7	7
Additional paid-in capital	629,071	614,381	600,222
Retained earnings	1,758,361	1,787,851	1,728,102
Accumulated other comprehensive loss	(39,782)	(48,291)	(36,746)
Treasury stock – 65,310, 65,091 and 64,574 shares at cost	(1,514,427)	(1,506,229)	(1,483,306)
Total Steven Madden, Ltd. stockholders’ equity	833,230	847,719	808,279
Noncontrolling interest	30,133	28,278	24,077
Total stockholders’ equity	863,363	875,997	832,356
Total Liabilities and Stockholders’ Equity	$1,895,078	$1,411,771	$1,375,064

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net sales	$556,090	$521,709	$1,107,472	$1,072,276
Licensing fee income	2,910	1,844	5,062	3,658
Total revenue	559,000	523,553	1,112,534	1,075,934
Cost of sales (exclusive of depreciation and amortization)	332,973	306,424	660,240	633,990
Gross profit	226,027	217,129	452,294	441,944
Operating expenses	263,865	163,709	441,128	328,428
Change in valuation of contingent payment liability	2,420	6,550	(2,075)	8,200
Impairment of intangibles	—	—	—	1,700
(Loss) / income from operations	(40,258)	46,870	13,241	103,616
Gain on derivative	9,252	—	9,252	—
Interest and other (expense) / income – net	(3,795)	1,354	(2,966)	2,909
(Loss) / income before provision for income taxes	(34,801)	48,224	19,527	106,525
Provision for income taxes	3,911	11,276	16,979	25,015
Net (loss) / income	(38,712)	36,948	2,548	81,510
Less: net income attributable to noncontrolling interest	765	1,572	1,602	2,200
Net (loss) / income attributable to Steven Madden, Ltd.	$(39,477)	$35,376	$946	$79,310

Basic net (loss) / income per share	$(0.56)	$0.50	$0.01	$1.10

Diluted net (loss) / income per share	$(0.56)	$0.49	$0.01	$1.09

Basic weighted average common shares outstanding	70,870	71,458	70,822	71,875
Effect of dilutive securities – options/restricted stock	—	546	148	555
Diluted weighted average common shares outstanding	70,870	72,004	70,970	72,430

Cash dividends declared per common share	$0.21	$0.21	$0.42	$0.42

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) / Income
(unaudited)

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(in thousands)	Pre-tax amounts	Tax benefit	After-tax amounts	Pre-tax amounts	Tax benefit	After-tax amounts
Net (loss) / income			$(38,712)			$2,548
Other comprehensive income / (loss):
Foreign currency translation adjustment	$12,977	$—	12,977	$13,465	$—	13,465
Loss on cash flow hedging derivatives	(8,709)	2,274	(6,435)	(5,103)	1,333	(3,770)
Total other comprehensive income	$4,268	$2,274	6,542	$8,362	$1,333	9,695

Comprehensive (loss) / income			(32,170)			12,243
Less: comprehensive income attributable to noncontrolling interests			1,801			2,788
Comprehensive (loss) / income attributable to Steven Madden, Ltd.			$(33,971)			$9,455

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(in thousands)	Pre-tax amounts	Tax benefit	After-tax amounts	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$36,948			$81,510
Other comprehensive income / (loss):
Foreign currency translation adjustment	$(5,939)	$—	(5,939)	$(9,365)	$—	(9,365)
(Loss) / income on cash flow hedging derivatives	(124)	31	(93)	1,525	(386)	1,139
Total other comprehensive loss	$(6,063)	$31	(6,032)	$(7,840)	$(386)	(8,226)

Comprehensive income			30,916			73,284
Less: comprehensive income attributable to noncontrolling interests			1,737			1,674
Comprehensive income attributable to Steven Madden, Ltd.			$29,179			$71,610

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
(in thousands, except per share data)	Shares	Amount				Shares	Amount
Balance - March 31, 2025	72,575	$7	$621,536	$1,813,088	$(45,288)	65,292	$(1,513,999)	$28,332	$903,676
Common stock repurchased and net settlements of restricted stock awards	(18)	—	—	—	—	18	(428)	—	(428)
Issuance of restricted stock, net of forfeitures	94	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	7,535	—	—	—	—	—	7,535
Foreign currency translation adjustment	—	—	—	—	11,941	—	—	1,036	12,977
Cash flow hedge (net of tax benefit of $2,274)	—	—	—	—	(6,435)	—	—	—	(6,435)
Dividends on common stock ($0.21 per share)	—	—	—	(15,250)	—	—	—	—	(15,250)
Net (loss) / income	—	—	—	(39,477)	—	—	—	765	(38,712)
Balance - June 30, 2025	72,651	$7	$629,071	$1,758,361	$(39,782)	65,310	$(1,514,427)	$30,133	$863,363

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
(in thousands, except per share data)	Shares	Amount				Shares	Amount
Balance - December 31, 2024	72,157	$7	$614,381	$1,787,851	$(48,291)	65,091	$(1,506,229)	$28,278	$875,997
Common stock repurchased and net settlements of restricted stock awards	(219)	—	—	—	—	219	(8,198)	—	(8,198)
Issuance of restricted stock, net of forfeitures	713	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	14,690	—	—	—	—	—	14,690
Foreign currency translation adjustment	—	—	—	—	12,279	—	—	1,186	13,465
Cash flow hedge (net of tax benefit of $1,333)	—	—	—	—	(3,770)	—	—	—	(3,770)
Dividends on common stock ($0.42 per share)	—	—	—	(30,436)	—	—	—	—	(30,436)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(2,946)	(2,946)
Investment of noncontrolling interest	—	—	—	—	—	—	—	2,013	2,013
Net income	—	—	—	946	—	—	—	1,602	2,548
Balance - June 30, 2025	72,651	$7	$629,071	$1,758,361	$(39,782)	65,310	$(1,514,427)	$30,133	$863,363

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
(in thousands, except per share data)	Shares	Amount				Shares	Amount
Balance - March 31, 2024	73,324	$7	$592,115	$1,708,018	$(30,549)	63,672	$(1,444,355)	$18,371	$843,607
Common stock repurchased and net settlements of restricted stock awards	(882)	—	—	—	—	882	(38,105)	—	(38,105)
Exercise and net settlement of stock options	17	—	1,266	—	—	20	(846)	—	420
Issuance of restricted stock, net of forfeitures	147	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,841	—	—	—	—	—	6,841
Foreign currency translation adjustment	—	—	—	—	(6,104)	—	—	165	(5,939)
Cash flow hedge (net of tax benefit of $31)	—	—	—	—	(93)	—	—	—	(93)
Dividends on common stock ($0.21 per share)	—	—	—	(15,292)	—	—	—	—	(15,292)
Investment of noncontrolling interest	—	—	—	—	—	—	—	3,969	3,969
Net income	—	—	—	35,376	—	—	—	1,572	36,948
Balance - June 30, 2024	72,606	$7	$600,222	$1,728,102	$(36,746)	64,574	$(1,483,306)	$24,077	$832,356

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
(in thousands, except per share data)	Shares	Amount				Shares	Amount
Balance - December 31, 2023	73,681	$7	$586,155	$1,679,500	$(29,046)	62,790	$(1,407,018)	$18,434	$848,032
Common stock repurchased and net settlements of restricted stock awards	(1,764)	—	—	—	—	1,764	(75,442)	—	(75,442)
Exercise and net settlement of stock options	26	—	1,488	—	—	20	(846)	—	642
Issuance of restricted stock, net of forfeitures	663	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	12,579	—	—	—	—	—	12,579
Foreign currency translation adjustment	—	—	—	—	(8,839)	—	—	(526)	(9,365)
Cash flow hedge (net of tax expense of $386)	—	—	—	—	1,139	—	—	—	1,139
Dividends on common stock ($0.42 per share)	—	—	—	(30,708)	—	—	—	—	(30,708)
Investment of noncontrolling interest	—	—	—	—	—	—	—	3,969	3,969
Net income	—	—	—	79,310	—	—	—	2,200	81,510
Balance - June 30, 2024	72,606	$7	$600,222	$1,728,102	$(36,746)	64,574	$(1,483,306)	$24,077	$832,356

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$2,548	$81,510
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	14,690	12,579
Depreciation and amortization	13,926	9,569
Amortization of debt issuance costs	480	—
Loss on disposal of fixed assets	1	75
Impairment of intangibles	—	1,700
Change in valuation of contingent payment liability	(2,075)	8,200
Other operating activities	(550)	238
Changes, net of acquisitions, in:
Accounts receivable	(7,197)	2,787
Factor accounts receivable	59,110	(22,988)
Inventories	35,004	(10,938)
Prepaid expenses, income tax receivables, prepaid taxes, and other assets	(7,119)	(4,700)
Accounts payable, accrued expenses, and other current liabilities	(34,420)	18,122
Accrued incentive compensation	(11,721)	(3,109)
Leases and other liabilities	(15,042)	756
Net cash provided by operating activities	47,635	93,801

Cash flows from investing activities:
Capital expenditures	(17,516)	(9,272)
Purchases of short-term investments	—	(10,510)
Maturity / sale of short-term investments	13,410	13,485
Acquisition of businesses, net of cash acquired	(371,554)	(4,259)
Other investing activities	(2,196)	371
Net cash used in investing activities	(377,856)	(10,185)

Cash flows from financing activities:
Common stock repurchased and net settlements of stock awards	(8,198)	(75,549)
Proceeds from exercise of stock options	—	749
Borrowings of long-term debt	395,000	—
Repayment of long-term debt	(95,000)	—
Financing costs paid	(8,955)	—
Cash dividends paid on common stock	(30,435)	(30,708)
Distribution of noncontrolling interest	(2,946)	—
Net cash provided by / (used in) financing activities	249,466	(105,508)
Effect of exchange rate changes on cash and cash equivalents	2,545	(2,291)
Net decrease in cash and cash equivalents	(78,210)	(24,183)
Cash and cash equivalents – beginning of period	189,924	204,640
Cash and cash equivalents – end of period	$111,714	$180,457

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,961	$—
Acquisition-related proceeds to certain sellers	$38,819	$—

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2025
(in thousands except per share data)

Note 1 – Basis of Reporting
The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2024 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 3, 2025.
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
Significant areas involving management estimates include inventory valuation, goodwill and other intangible assets valuation, contingent payment liabilities, purchase price allocation in connection with the acquisition of Mercury Acquisitions Topco Limited (see Note 3 – Acquisitions and Joint Ventures for further information), and variable consideration as part of revenue recognition, including markdown allowances, chargebacks, discounts, returns, and compliance-related deductions. The Company estimates variable consideration by analyzing several performance indicators for its major customers, including retailers’ inventory levels, sell-through rates, and gross margin levels. Management continuously evaluates these factors to estimate anticipated allowances and chargebacks.
Note 3 – Acquisitions and Joint Ventures
Acquisitions
Acquisition of Kurt Geiger
On May 6, 2025 (the “Acquisition Date”), the Company, through its wholly owned subsidiary, SML UK Holding Ltd, completed the acquisition of the entire issued share capital of Mercury Acquisitions Topco Limited (“MATL”) for an aggregate preliminary purchase price of $405,348, which includes cash consideration of $390,453 paid at closing and $14,895 of contingent consideration as described further below, pursuant to the terms of the sale and purchase deed. The purchase price included payments made by the Company for the settlement of MATL’s previously outstanding third-party bank debt and the reimbursement of certain seller-incurred transaction costs, in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The equity interests of MATL were previously held by various institutional shareholders, including the Fifth Cinven Fund, Bain & Company, Inc., and Squam Lake Investors X LP (BGPI), as well as certain management shareholders.
MATL is the ultimate parent company of the Kurt Geiger business (“Kurt Geiger”), which operates primarily in the UK, U.S., and Europe. Kurt Geiger designs and sells footwear and accessories under its own brands – including Kurt Geiger London, KG Kurt Geiger, and Carvela – through retail stores, e-commerce, wholesale partnerships, and operates third party concessions in premium and luxury department stores primarily in the UK. Kurt Geiger was founded in 1963 and is headquartered in London, United Kingdom.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2025
(in thousands except per share data)
The acquisition aligns with the Company’s strategic objectives of expanding its international footprint, non-footwear categories, and direct-to-consumer business, and the acquisition strengthens the Company's portfolio of brands.
The acquisition was funded through a combination of debt financing and cash on hand. In connection with the debt financing, effective May 6, 2025, the Company amended and restated its original Credit Agreement in its entirety, replacing it with a new term loan facility in the amount of $300,000 and a new revolving credit facility with a total capacity of $250,000. For further information, see Note 15 – Credit Agreement.
As a result of the acquisition, MATL became a wholly-owned subsidiary of the Company. Accordingly, the results of MATL have been included in the Company’s consolidated financial statements since the Acquisition Date. Results of MATL are allocated to the Company’s existing reportable segments based on the sales channel and product category (Wholesale Footwear, Wholesale Accessories/Apparel, Direct-to-Consumer, Licensing) that generated the revenue. For the period beginning with the Acquisition Date and ended June 30, 2025, MATL contributed revenue of $88,016 and had a net loss of $45,724.
Preliminary Purchase Price Allocation
The acquisition was accounted for in accordance with ASC 805. As such, we have applied acquisition accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their estimated acquisition-date fair values. The following table summarizes the Company’s preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the Acquisition Date.

Balance Sheet Classification	Fair Value
Cash and cash equivalents	$18,899
Accounts receivable	26,707
Inventories	189,973
Operating lease right-of-use asset	65,711
Prepaid expenses and other current assets	18,169
Income tax receivable and prepaid income taxes	3,350
Property and equipment, net	34,145
Intangibles, net	170,553
Accounts payable	(55,314)
Accrued expenses	(31,745)
Income taxes payable	(1,770)
Operating leases – current portion	(8,603)
Operating leases – long-term portion	(68,251)
Deferred tax liabilities	(34,464)
Total fair value excluding goodwill	327,360
Goodwill	77,988
Net assets acquired	$405,348
The Company is in the process of completing its purchase price allocation, including valuation of the fair value of contingent purchase consideration and certain assets acquired and liabilities assumed. This includes the fair values of tangible assets, such as inventories, property and equipment, and right-of-use lease assets, and intangible assets, such as trademarks and customer relationships. Accordingly, the purchase price allocation, as shown in the table above, is considered preliminary. The Company expects to obtain the information necessary to finalize the purchase price allocation during the measurement period, not to exceed one year from the Acquisition Date as permitted under ASC 805. Any changes to the preliminary estimates of the fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill in the period they occur.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2025
(in thousands except per share data)
Intangible Assets
The components of intangible assets acquired in connection with the acquisition were as follows:

Intangible Asset	Estimated Lives	Amortization Method	Estimated Fair Value
Trademarks	Indefinite	N/A	$117,380
Customer relationships	15-20 years	Straight-line	53,173
Total intangible assets			$170,553

Goodwill
In connection with the acquisition, the Company recognized $77,988 of goodwill, which represents the excess of the purchase price over the fair values of the net assets acquired and liabilities assumed. Goodwill recognized as part of the acquisition is primarily attributable to expected synergies, the assembled workforce, the expansion of the Company’s international footprint, and opportunities to grow complementary product categories (including handbags). The goodwill arising from this acquisition is not expected to be deductible for income tax purposes. The Company expects that the goodwill will be allocated to its Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer reporting units and is in the process of determining the final allocation, which will be performed in a systematic manner and completed within the measurement period, as permitted under ASC 805.
Transactions Related to the Business Combination
In accordance with ASC 805, the following transactions were identified in connection with the acquisition of MATL.
▪Acquisition-Related Costs: Acquisition-related costs were expensed as incurred. During the six months ended June 30, 2025, the Company recognized $10,252 of such costs, which were related to financial advisory, legal, accounting and other professional fees and were included within operating expenses in the Company’s Condensed Consolidated Statements of Operations.
▪Debt Issuance Costs: As part of the debt financing in connection with the acquisition, the Company incurred $8,954 of debt issuance costs, which were capitalized in accordance with ASC Topic 470, Debt (“ASC 470”). See Note 15 – Credit Agreement for more information.
▪Acquisition-Related Proceeds to Certain Sellers: In connection with the acquisition, the Company paid approximately $38,819 to management sellers and other key employees of the Company. These amounts were determined by the institutional sellers and represented a reallocation of proceeds from institutional sellers to management sellers in excess of their respective pre-acquisition equity ownership. While required to be accounted for as compensation under U.S. GAAP, these amounts do not represent additional cash paid at closing, but rather a recharacterization of a portion of the total proceeds. The Company determined that these payments represent compensation in accordance with ASC Topic 710, Compensation – General (“ASC 710”), rather than purchase consideration. Given the absence of any future service or performance conditions, the Company recognized the full amount within operating expenses in the Company's Condensed Consolidated Statements of Operations during the second quarter of 2025.
▪Deferred Acquisition-Related Proceeds to Certain Sellers: As part of the acquisition, certain management sellers deferred a portion of their proceeds for their equity interests. These deferred payments represent contingent consideration under ASC 805, as payment is contingent upon the achievement of specified EBITA targets in each of the five years following the acquisition. The estimated fair value of the total potential post-closing payments is approximately $14,895, and the arrangement is structured to pay out annually. The Company recognized a liability for the estimated contingent consideration, with $2,979 included in contingent payment liability - current portion and $11,916 included in contingent payment liability - long-term portion on the Company's Condensed Consolidated Balance Sheets. The maximum consideration which can be paid over the consideration period of five years is approximately $16,600 and there are no minimum payments required. See Note 5 – Fair Value Measurements for more information.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2025
(in thousands except per share data)
▪Transaction Incentive Plan: In connection with the acquisition, the Company implemented a Transaction Incentive Plan (“TIP”) to secure management sellers’ commitment to closing the transaction, encourage the retention of management sellers and other key employees, and incentivize long-term operating performance. Institutional sellers do not participate in the TIP. Under the TIP, each participant was issued six classes of shares (which we refer to as "Growth Shares") in SML UK Holding Ltd, with each class subject to a graded vesting schedule based on the achievement of specified EBITA performance targets over five separate annual measurement periods beginning July 1, 2025 or a cumulative measurement period from July 1, 2025 to June 30, 2030, as well as continued employment through the applicable vesting dates. Any payouts based on the satisfaction of the service and performance conditions will be made following the end of each applicable annual performance period, subject to a review and approval process in accordance with the terms of the TIP. Given the exclusion of institutional sellers from participation and the presence of certain service conditions, the Company determined that the TIP represents compensation for post-combination services, rather than deferred purchase consideration. The Company determined July 1, 2025 to be the grant date for all classes of Growth Shares issued under the TIP, as the award terms were considered fixed by that date. For each class of Growth Shares, the Company will recognize compensation expense on a straight-line basis over the applicable requisite service period. The expense will be based initially on the grant date fair value of the awards and adjusted for subsequent re-measurements of fair value. These costs will be included within operating expenses in the Company’s Condensed Consolidated Statements of Operations beginning in the third quarter of 2025.
Pro Forma Financial Information
The following unaudited pro forma financial information for the three and six months ended June 30, 2025 and 2024 combines the historical results of Steven Madden, Ltd. and Mercury Acquisitions Topco Limited, assuming that the companies were combined as of January 1, 2024. The pro forma financial information includes various adjustments to reflect business combination accounting effects, including depreciation and amortization charges from acquired tangible and intangible assets, interest expense from the debt financing related to funding the acquisition, acquisition-related transaction costs, acquisition-related compensation costs, and tax-related effects. The pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2024, nor are they indicative of future operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue	$603,393	$647,360	$1,264,133	$1,314,448
Net income	6,398	21,828	45,664	15,045
Acquisition of Hosiery Business
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
These acquisitions were accounted for in accordance with ASC 805, which requires that the total cost of an acquisition be allocated to tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2025
(in thousands except per share data)
Joint Ventures
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
SM Distribution Latin America S. de R.L
In June 2024, the Company, through its subsidiary, Madden Asia Holding Limited, formed a joint venture ("SM Distribution Latin America S. de R.L.") with Steve International Inc. SM Distribution Latin America S. de R.L. is the exclusive distributor of the Company's products in various countries throughout Latin America. In connection with the transaction, the Company acquired a 51.0% controlling financial interest in SM Distribution Latin America S. de R.L. through a contribution of $4,131. Since the date of acquisition, the Company has consolidated SM Distribution Latin America S. de R.L. into its financial results in accordance with ASC Topic 810 “Consolidation” ("ASC 810"). The other member's interest is reflected in net income attributable to noncontrolling interests in the Company's Condensed Consolidated Statements of Operations and noncontrolling interests on the Company's Condensed Consolidated Balance Sheets.
SM Fashion d.o.o. Beograd
In May 2024, the Company, through its subsidiary, Madden Europe Holding BV, formed a joint venture ("SM Fashion d.o.o. Beograd") with Milija Babovic, the exclusive distributor of the Company's products in various countries throughout Southeastern Europe. In connection with the transaction, the Company acquired 50.01% controlling financial interest in SM Fashion d.o.o. Beograd and paid a nominal contribution. Since the date of acquisition, the Company has consolidated SM Fashion d.o.o. Beograd into its financial results in accordance with ASC 810. The other member's interest is reflected in net income attributable to noncontrolling interests in the Company's Condensed Consolidated Statements of Operations and noncontrolling interests on the Company's Condensed Consolidated Balance Sheets.
Note 4 – Short-Term Investments
Short-term investments consist of securities which the Company expects to convert into cash within one year, including time deposits with original maturities greater than three months but less than or equal to one year. As of June 30, 2025 and December 31, 2024, short-term investments amounted to $140 and $13,484, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2025
(in thousands except per share data)
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
The Company’s financial assets and liabilities subject to fair value measurements as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025				December 31, 2024
	Fair value	Level 1	Level 2	Level 3	Fair value	Level 1	Level 2	Level 3
Assets:
Forward contracts	$826	—	$826	—	$2,175	—	$2,175	—
Total assets	$826	$—	$826	$—	$2,175	$—	$2,175	$—
Liabilities:
Contingent payment liability(1)(2)	$20,385	$—	$—	$20,385	$7,565	$—	$—	$7,565
Forward contracts	4,675	—	4,675	—	816	—	816	—
Total liabilities	$25,060	$—	$4,675	$20,385	$8,381	$—	$816	$7,565
(1) As of June 30, 2025,$2,979 was recorded in contingent payment liability - current portion and $17,406 was recorded in contingent payment liability - long-term portion.
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
The following table provides a reconciliation of the beginning and ending balances for the contingent payment liabilities included within Level 3 of the fair value hierarchy for the periods ended June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Balance at beginning of year	$7,565	$13,300
Adjustments(1)	(2,075)	2,722
Acquisitions	14,895	90
Payments(2)	—	(8,547)
Balance at end of period	$20,385	$7,565
(1) In the 2025 and 2024 periods, amounts consisted of adjustments of $(2,075) and $2,722, respectively, which were related to the change in valuation of the contingent payment liabilities in connection with the acquisitions of Almost Famous and ATM. These adjustments were recorded in income from operations in the Condensed Consolidated Statements of Operations for the Wholesale Accessories/Apparel segment.
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2025
(in thousands except per share data)
As of June 30, 2025 and December 31, 2024, the fair value of the contingent payment liability related to the acquisition of Almost Famous was $5,400 and $7,475, respectively. The fair value was determined using a Monte Carlo simulation model, which estimates the probability of various financial outcomes during the measurement period. The model utilized discount rates of 15.0% and 17.5% as of June 30, 2025 and December 31, 2024, respectively. The change in fair value of the contingent payment liability reflects revisions to the forecasted operating results over the measurement period.
As of June 30, 2025 and December 31, 2024, the fair value of the contingent payment liability related to the acquisition of ATM was $90 in both periods. The fair value was determined using a Monte Carlo simulation model, utilizing a discount rate of 10.7% and 12.6% as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025, the fair value of the contingent payment liability related to the acquisition of Mercury Acquisitions Topco Limited was $14,895. The fair value was based on a discounted cash flow model that considers the expected future payments. See Note 3 – Acquisitions and Joint Ventures for further information.

The fair values of reporting units tested for goodwill and other intangibles are measured on a non-recurring basis and are determined using Level 3 inputs, including forecasted cash flows, discount rates, and implied royalty rates. Refer to Note 11 – Goodwill and Other Intangible Assets for further information.
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
The carrying amount of the term loan facility, which bears interest at a variable rate, approximates fair value as the interest rate adjusts with changes in market conditions. The estimated fair value of the term loan was determined using Level 2 inputs based on current market interest rates and credit spreads for instruments with similar terms and maturities. Refer to Note 15 – Credit Agreement for further information.

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
Some of the Company’s retail store leases provide for variable lease payments based on sales volumes at the leased location, which are not measurable at the inception of the lease and are therefore not included in the measurement of the right-of-use assets and lease liabilities. Under ASC Topic 842, “Leases” (“ASC 842”), these variable lease costs are expensed as incurred.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2025
(in thousands except per share data)
The following table presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024:

	Balance Sheet Classification	June 30, 2025	December 31, 2024
Assets:
Noncurrent	Operating lease right-of-use asset	$220,089	$139,695

Liabilities:
Current	Operating leases – current portion	$56,179	$43,172
Noncurrent	Operating leases – long-term portion	189,404	109,816
Total operating lease liabilities		$245,583	$152,988

Weighted-average remaining lease term		5.7 years	4.5 years
Weighted-average discount rate		5.4%	5.3%
The following table presents the composition of lease costs during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$15,819	$11,802	$29,262	$23,311
Variable lease cost	680	952	936	1,582
Short-term lease cost	156	—	156
Less: sublease income	68	—	136	64
Total lease cost(1)	$16,587	$12,754	$30,218	$24,829
(1) Included in operating expenses in the Company's Condensed Consolidated Statements of Operations.
The following table presents supplemental cash and non-cash information related to the Company's operating leases during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases(1)	$15,143	$12,326	$28,711	$24,086
Noncash transactions
Right-of-use asset obtained in exchange for new operating lease liabilities	$80,864	$26,692	$105,019	$42,720
Right-of-use asset noncash lease expense(1)	$10,289	$10,676	$21,451	$22,023
(1) Included in leases and other liabilities in the Condensed Consolidated Statement of Cash Flows.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2025
(in thousands except per share data)
Future Minimum Lease Payments

The following table presents future minimum lease payments for each of the next five years and the total for the remaining years as of June 30, 2025:

2025 (remaining six months)	$35,119
2026	62,118
2027	49,548
2028	40,117
2029	28,856
Thereafter	70,945
Total minimum lease payments	286,703
Less: imputed interest	41,120
Total lease liabilities	$245,583
Note 7 – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions, the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On May 8, 2023, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $189,900, bringing the total authorization to $250,000. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the three and six months ended June 30, 2025, no shares of the Company's common stock were repurchased under the Share Repurchase Program. During the three and six months ended June 30, 2024, an aggregate of 868 and 1,641 shares of the Company's common stock, excluding net settlements of employee stock awards, were repurchased under the Share Repurchase Program, at a weighted average price per share of $43.22 and $42.76, for an aggregate purchase price of approximately $37,515 and $70,159, respectively. As of June 30, 2025, approximately $85,310 remained available for future repurchases under the Share Repurchase Program.

The Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (as further amended, the "2006 Plan"), which expired on April 6, 2019, and the Steven Madden, Ltd. 2019 Incentive Compensation Plan, as amended (the "2019 Plan"), both provide the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding and/or option cost obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation and/or option cost. During the three and six months ended June 30, 2025, an aggregate of 18 and 219 shares, respectively, were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements, at an average price per share of $23.67 and $37.35, for an aggregate purchase price of approximately $428 and $8,198, respectively. During the three and six months ended June 30, 2024, an aggregate of 34 and 143 shares, respectively, were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements and option costs, at an average price per share of $42.48 and $42.69, for an aggregate purchase price of approximately $1,436 and $6,129, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2025
(in thousands except per share data)
Note 8 – Net (Loss) / Income Per Share of Common Stock

Basic net (loss) / income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 1,757 shares for the period ended June 30, 2025, compared to 1,629 shares for the period ended June 30, 2024. Diluted net (loss) / income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the assumed proceeds, which are deemed to be the proceeds from the exercise plus compensation cost not yet recognized attributable to future services using the treasury method, were used to purchase shares of the Company’s common stock at the average market price during the period, b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive, and c) issued performance-based awards to the extent that the underlying performance conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net (loss) / income attributable to Steven Madden, Ltd.	$(39,477)	$35,376	$946	$79,310

Basic net (loss) / income per share	$(0.56)	$0.50	$0.01	$1.10

Diluted net (loss) / income per share	$(0.56)	$0.49	$0.01	$1.09

Weighted average common shares outstanding:
Basic	70,870	71,458	70,822	71,875
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	—	546	148	555
Diluted	70,870	72,004	70,970	72,430
For the three and six months ended June 30, 2025, options to purchase approximately 1 and 2 shares of common stock, in each period, have been excluded from the calculation of diluted net (loss) / income per share as the result would have been anti-dilutive. For the three and six months ended June 30, 2024, options to purchase approximately 24 and 12 shares of common stock have been excluded from the calculation of diluted net income per share as the result would have been anti-dilutive.
For the three and six months ended June 30, 2025, 697 and 286 restricted shares were excluded from the calculation of diluted net loss per share, compared to approximately 1 and 5 shares that were excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2024, as the result would have been anti-dilutive. The Company had certain contingently issuable performance awards outstanding that did not meet the performance conditions as of June 30, 2025 and 2024 and, therefore, were excluded from the calculation of diluted net (loss) / income per common share for the three and six months ended June 30, 2025 and 2024. The number of potentially dilutive shares that could be issued upon vesting for these performance-based awards were immaterial as of both June 30, 2025 and 2024. These amounts were also excluded from the computation of weighted average potentially dilutive securities.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2025
(in thousands except per share data)
Note 9 – Income Taxes

The Company’s provision for income taxes for the three and six months ended June 30, 2025 and 2024 is based on the estimated annual effective tax rate, plus or minus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Loss) / income before provision for income taxes	$(34,801)	$48,224	$19,527	$106,525
Provision for income taxes	$3,911	$11,276	$16,979	$25,015
Effective tax rate	(11.2)%	23.4%	87.0%	23.5%

The difference between the Company’s effective tax rates of (11.2)% and 23.4% and 87.0% and 23.5% for the three and six months ended June 30, 2025 and June 30, 2024, respectively, was primarily due to non-deductible expenses treated as discrete items related to the acquisition of the Kurt Geiger business.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which contains certain revisions to the Internal Revenue Code, including a 15% corporate minimum income tax for tax years beginning after December 31, 2022. While the 15% corporate minimum income tax has no effect on the Company’s results of operations in the near term, the Company will continue to evaluate its impact on future years. The IRA also assesses a 1% excise tax on repurchases of corporate stock which impacts the Company’s stock repurchases effective January 1, 2023. There was no excise tax recorded as an incremental cost in treasury stock on the Company's Condensed Consolidated Balance Sheets for the three and six months ended June 30, 2025. The excise tax recorded as an incremental cost in treasury stock on the Company's Condensed Consolidated Balance Sheets was $0 and $267 for the three and six months ended June 30, 2024.
The Organization for Economic Cooperation and Development (“OECD”) has implemented the global minimum tax rate of at least 15% for large multinational companies as of 2024 (“Pillar Two”). Under Pillar Two, a top-up tax will be required for any jurisdiction that has enacted Pillar Two and whose effective tax rate falls below the 15% global minimum rate. Additionally, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Under the safe harbor, companies would be excluded from Pillar Two requirements provided certain criteria are met. Based on the Company's analysis, the enactment of Pillar Two legislation does not have a material effect on the Company’s financial position. The Company will continue to monitor and reflect the impact of such legislative changes in future periods, as appropriate.
As of June 30, 2024 the total amount of unrecognized tax benefits was approximately $1,770. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits. It is reasonably possible that the unrecognized tax benefits will decrease in the next twelve months.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which includes a broad range of tax reform provisions well as the extension of certain Tax Cuts and Job Act provisions that were set to expire. We currently do not expect the OBBBA to have a material impact on our estimated annual effective tax rate in 2025.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2025
(in thousands except per share data)
Note 10 – Equity-Based Compensation

The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan, and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

Common stock authorized(1)	19,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(10,970)
Common stock available for grant of stock-based awards as of June 30, 2025	8,030
(1) On May 22, 2024, the stockholders of the Company approved amendments to the Steven Madden, Ltd. 2019 Plan to, among other things, increase the number of shares of Company common stock available for issuance under the 2019 Plan. As amended, the 2019 Plan provides that up to a total of 19,000 shares of the Company’s common stock may be issued thereunder.
In addition, vested and unvested options to purchase 1 share of common stock and 133 shares of unvested restricted stock awarded under the 2006 Plan were outstanding as of June 30, 2025.
Total equity-based compensation for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock	$5,793	$5,573	$11,486	$10,765
Stock options	555	603	1,213	1,149
Performance-based awards	1,187	665	1,991	665
Total	$7,535	$6,841	$14,690	$12,579
Equity-based compensation is included in operating expenses in the Company’s Condensed Consolidated Statements of Operations.
Stock Options
Cash proceeds and intrinsic values related to total stock options exercised during the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Proceeds from stock options exercised	$—	$527	$—	$749
Intrinsic value of stock options exercised	$—	$364	$—	$506
During the three and six months ended June 30, 2025, options to purchase 63 shares vested with a weighted average exercise price of $41.29 and options to purchase 125 shares vested with a weighted average exercise price of $41.42 vested, respectively. During the three and six months ended June 30, 2024, options to purchase 65 shares vested with a weighted average exercise price of $31.94 and options to purchase approximately 138 shares vested with a weighted average exercise price of $32.28, respectively. As of June 30, 2025, there were unvested options relating to 277 shares of common stock outstanding with a total of $1,672 of unrecognized compensation cost and an average vesting period of 1.3 years.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2025
(in thousands except per share data)
The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Volatility	33.6% to 38.3%	34.1% to 47.4%
Risk free interest rate	3.7% to 4.3%	4.0% to 4.6%
Expected life in years	3.0 to 4.0	3.0 to 4.0
Dividend yield	3.6%	2.0%
Weighted average fair value	$6.07	$13.22
Activity relating to stock options granted under the Company’s plans during the six months ended June 30, 2025 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	1,268	$36.82
Granted	250	25.08
Expired	(34)	36.10
Outstanding at June 30, 2025	1,484	$34.86	2.9 years	$45
Exercisable at June 30, 2025	1,208	$36.76	2.2 years	$—
Activity relating to stock options granted under the Company’s plans during the six months ended June 30, 2024 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	1,119	$35.62
Granted	233	41.32
Exercised	(46)	32.18
Expired	(2)	$46.47
Outstanding at June 30, 2024	1,304	$36.74	3.2 years	$7,687
Exercisable at June 30, 2024	1,026	$35.59	2.7 years	$7,296

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2025
(in thousands except per share data)
Restricted Stock
The following table summarizes restricted stock activity during the six months ended June 30, 2025 and 2024:

	2025		2024
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1,	1,543	$38.89	1,278	$35.44
Granted	758	32.65	683	42.11
Vested	(499)	39.20	(312)	34.42
Forfeited	(45)	36.46	(20)	37.09
Outstanding at June 30,	1,757	$36.17	1,629	$38.39
As of June 30, 2025, the Company had $52,798 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average period of 3.4 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.
The fair values of the restricted stock that vested during the six months ended June 30, 2025 and 2024 were $19,574 and $10,732, respectively.
Performance-Based Awards

The Company issues performance-based awards to certain employees, the vesting of which is subject to the employee’s continuing employment and the Company's achievement of certain performance goals. In the first quarters of 2025 and 2024, the Company issued 150 and 86, performance shares (at target), respectively, with a weighted average grant date fair value of $26.05 and $41.63, respectively, that are eligible to be earned over a three-year performance period from January 1, 2025 through December 31, 2027 and January 1, 2024 through December 31, 2026, respectively. During the three and six months ended June 30, 2025 and 2024, the Company estimated that the probable outcome of the performance conditions, based on performance through such date, was that the performance shares will be earned at 185% of the target level. The corresponding expense for the year ended June 30, 2025 is reflected in the stock-based compensation under performance-based awards.
As of June 30, 2025, $9,530 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized using the accelerated attribution method over a weighted-average period of 2.1 years.
No performance-based shares vested in the three and six months ended June 30, 2025 and 2024.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2025
(in thousands except per share data)
Note 11 – Goodwill and Other Intangible Assets
The following provides a rollforward of the carrying amount of goodwill by reporting unit for the period ended June 30, 2025:

	Wholesale Footwear	Wholesale Accessories/ Apparel	Direct-to-Consumer	Net Carrying Amount
Balance at January 1, 2025	$90,001	$75,583	$18,153	$183,737
Acquisitions(1)(2)(3)	15,876	7,974	57,651	81,501
Translation	745	(4)	623	1,364
Balance at June 30, 2025	$106,622	$83,553	$76,427	$266,602
(1) During the first quarter of 2025, the Company completed the acquisition of the SM Distribution Malaysia Sdn. Bhd., which resulted in the recognition of goodwill of $1,829 allocated to the Direct-to-Consumer segment. Refer to Note 3 – Acquisitions and Joint Ventures for further information.
(2) During the first quarter of 2025, the Company completed the acquisition of the SM Fashion Australia Pty Ltd., which resulted in the recognition of goodwill of $1,393 allocated to the Direct-to-Consumer and Wholesale Footwear segments. Refer to Note 3 – Acquisitions and Joint Ventures for further information.
(3) During the second quarter of 2025, the Company completed the acquisition of Mercury Acquisitions Topco Limited, which resulted in the recognition of goodwill of $77,988 allocated to the Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer segments. Refer to Note 3 – Acquisitions and Joint Ventures for further information.
The following table details identifiable intangible assets as of June 30, 2025:

	Estimated Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks(1)	10-20 years	$16,075	$(16,075)	$—
Customer relationships(1)	10-20 years	114,580	(32,219)	82,361
Re-acquired rights	2 years	1,450	(1,056)	394
Total finite-lived other intangible assets		132,105	(49,350)	82,755
Re-acquired right	indefinite	25,572	—	25,572
Trademarks	indefinite	174,045	—	174,045
Total indefinite-lived other intangible assets		199,617	—	199,617
Total other intangible assets		$331,722	$(49,350)	$282,372
(1) During the second quarter of 2025, the Company acquired trademarks of $117,380 and customer relationships of $53,173 in connection with its acquisition of Mercury Acquisitions Topco Limited. Refer to Note 3 – Acquisitions and Joint Ventures for further information.
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
June 30, 2025
(in thousands except per share data)
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
Impairment of GREATS® Intangible Assets
In the first quarter of 2024, circumstances occurred that caused a change in the estimated useful life of the GREATS® trademark from an indefinite life to an estimated useful life of 10 years, and as a result, the Company performed an impairment test. The estimated fair value of this trademark was determined using an excess earnings method, incorporating the use of projected financial information and a discount rate of 14.0% which was developed using market participant-based assumptions. Changes in these significant unobservable inputs might result in a significantly higher or lower fair value measurement. As a result of this assessment, the GREATS® trademark was written down from the carrying value of $6,150 to its fair value of $4,450, resulting in a pre-tax non-cash impairment charge of $1,700. During the first quarter of 2024, these impairment charges were recorded in impairment of intangibles in the Company’s Condensed Consolidated Statements of Operations and recognized in the Direct-to-Consumer segment.
Amortization
The amortization of intangible assets amounted to $1,490 and $2,500 for the three and six months ended June 30, 2025, respectively, and $1,182 and $2,123 for the three and six months ended June 30, 2024, respectively, and is included in operating expenses in the Company's Condensed Consolidated Statements of Operations. The estimated future amortization expense for intangibles as of June 30, 2025 was as follows:

2025 (remaining six months)	$3,334
2026	5,894
2027	5,643
2028	5,607
2029	5,512
Thereafter	56,765
Total	$82,755
Note 12 – Derivative Instruments
The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The forward foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted inventory purchases and are designated as cash flow hedges.
The notional amounts of the Company’s outstanding derivative instruments as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$112,893	$90,031

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2025
(in thousands except per share data)
The fair value of the Company’s outstanding derivative instruments as of June 30, 2025 and December 31, 2024 were as follows:

	Balance Sheet Classification	June 30, 2025	December 31, 2024
Assets:
Forward contracts	Other current assets	$826	$2,175

Liabilities:
Forward contracts	Other current liabilities	$4,675	$816
The following table presents the pretax impact of (loss)/gains from the Company's designated derivative instruments on its Condensed Consolidated Financial Statements for the periods ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash flow hedges:
Foreign exchange contracts	$(8,709)	$(124)	$(5,103)	$1,525
As of June 30, 2025, the current maturity dates of the Company’s derivative instruments range from July 2025 to June 2026.
For the periods ended June 30, 2025 and 2024, the Company's hedging activities were deemed effective, with no ineffectiveness recognized in the Condensed Consolidated Statements of Operations. Gains and losses from these hedging activities are recorded in cost of sales in the Condensed Consolidated Statements of Operations.
For the periods ended June 30, 2025, the Company's settlement of certain foreign exchange forward contracts resulted in a gain of $9,252, which was recorded as gain on derivative in the Company's Condensed Consolidated Statements of Operations. These contracts were entered into to hedge foreign exchange rate risk associated with a portion of the purchase price in connection with the Kurt Geiger acquisition.
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
Letters of Credit
As of June 30, 2025, the Company had $504 in letters of credit outstanding unrelated to the Company's Credit Agreement.
Employee Agreements
The Company has employment agreements with certain executives in the normal course of business which provide for compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2025
(in thousands except per share data)
Future Minimum Royalty and Advertising Payments
The Company has minimum commitments related to a license agreement. The agreement requires that the Company pay the licensor a royalty equal to a percentage of net revenues and a minimum royalty in the event that specified net revenues targets are not achieved. The license agreement expires on December 31, 2026 and has various terms and renewal options, provided that minimum sales levels, and certain other conditions are achieved. As of June 30, 2025, the Company had future minimum royalty and advertising payments of $9,000. Royalty expenses are recognized in cost of sales in the Company's Condensed Consolidated Statements of Operations.
Note 14 – Operating Segment Information
The Company has determined its reportable operating segments based on the internal management structure used by the Company’s Chief Operating Decision Maker (or “CODM”), who is its Chief Executive Officer, to evaluate performance and allocate resources. This structure organizes the business into distinct categories based on product types and sales channels. The Company’s reportable operating segments consist of the following:
•Wholesale Footwear. This segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, United Kingdom, Canada, Mexico, and Europe, and through our joint ventures and international distributor network.

•Wholesale Accessories/Apparel. This segment designs, sources, and markets our brands and sells our products, primarily consisting of handbags and apparel, to department stores, mass merchants, off-price retailers, online retailers, specialty retailers, independent stores, and clubs throughout the United States, United Kingdom, Canada, Mexico, and Europe, and through our joint ventures and international distributor network.

•Direct-to-Consumer. This segment engages in the sale of footwear, handbags, apparel, and other accessories through Steve Madden, Kurt Geiger, Dolce Vita and Carvela full-price retail stores, Steve Madden, Kurt Geiger and Carvela outlet stores, directly-operated concessions in international markets, and directly-operated e-commerce websites. We operate retail locations in regional malls and shopping centers, as well as high streets in various cities across the United States, United Kingdom, Canada, Mexico, and Europe, as well as other international markets through our joint ventures.

•Licensing. This segment engages in the licensing of the Steve Madden®, Betsey Johnson® and Kurt Geiger trademarks for use in the sale of select apparel, accessories, and home categories as well as various other non-core products.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2025
(in thousands except per share data)
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
The following tables set forth information related to the Company's segments:

For the three months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to-Consumer	Licensing	Total
June 30, 2025
Total revenue(1)	$220,139	$140,449	$195,502	$2,910	$559,000
Less: Cost of sales(2)	151,654	100,640	80,679	—	332,973
Gross profit	68,485	39,809	114,823	2,910	226,027
Less: Change in valuation of contingent consideration liability(2)	—	2,420	—	—	2,420
Less: Salaries and related expense(2)	18,012	14,015	28,800	239	61,066
Less: Other segment items(3)	25,568	17,465	130,357	314	173,704
Income / (loss) from operations	$24,905	$5,909	$(44,334)	$2,357	$(11,163)
(1) There were no inter-segment revenue transactions during any of the periods presented, and therefore, total segment revenue represents consolidated revenue.
(2) The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(3) Other segment items in the Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer segments consist of the following: warehouse and shipping, advertising and promotion, occupancy, depreciation and amortization, certain transaction related costs, and other miscellaneous costs. Other segment items in the Licensing segment consists of advertising and promotion and other miscellaneous costs.

For the three months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to-Consumer	Licensing	Total
June 30, 2024
Total revenue(1)	$237,024	$148,276	$136,409	$1,844	$523,553
Less: Cost of sales(2)	157,914	99,832	48,678	—	306,424
Gross profit	79,110	48,444	87,731	1,844	217,129
Less: Change in valuation of contingent consideration liability(2)	—	6,550	—	—	6,550
Less: Salaries and related expense(2)	17,627	13,172	18,395	303	49,497
Less: Other segment items(3)	22,544	13,168	54,254	159	90,125
Income from operations	$38,939	$15,554	$15,082	$1,382	$70,957
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2025
(in thousands except per share data)

For the six months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to-Consumer	Licensing	Total
June 30, 2025
Total revenue(1)	$516,284	$283,622	$307,566	$5,062	$1,112,534
Less: Cost of sales(2)	339,108	195,764	125,368	—	660,240
Gross profit	177,176	87,858	182,198	5,062	452,294
Less: Change in valuation of contingent payment liability(2)	—	(2,075)	—	—	(2,075)
Less: Salaries and related expense(2)	34,929	27,133	46,657	511	109,230
Less: Other segment items(3)	54,254	34,479	186,103	369	275,205
Income / (loss) from operations	$87,993	$28,321	$(50,562)	$4,182	$69,934
(1) There were no inter-segment revenue transactions during any of the periods presented, and therefore, total segment revenue represents consolidated revenue.
(2) The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(3) Other segment items in the Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer segments consist of the following: warehouse and shipping, advertising and promotion, occupancy, depreciation and amortization, certain transaction related costs, and other miscellaneous costs. Other segment items in the Licensing segment consists of advertising and promotion and other miscellaneous costs.

For the six months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to-Consumer	Licensing	Total
June 30, 2024
Total revenue(1)	$532,685	$290,852	$248,739	$3,658	$1,075,934
Less: Cost of sales(2)	345,277	197,258	91,455	—	633,990
Gross profit	187,408	93,594	157,284	3,658	441,944
Less: Change in valuation of contingent payment liability(2)	—	8,200	—	—	8,200
Less: Impairment of intangibles(2)	—	—	1,700	—	1,700
Less: Salaries and related expense(2)	34,695	25,445	36,309	624	97,073
Less: Other segment items(3)	50,659	26,432	106,210	338	183,639
Income from operations	$102,054	$33,517	$13,065	$2,696	$151,332
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
The following table reconciles total segment income from operations to income before provision for income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total segment (loss) / income from operations	$(11,163)	$70,957	$69,934	$151,332
Corporate costs	(29,095)	(24,087)	(56,693)	(47,716)
Gain on derivative	9,252	—	9,252	—
Interest and other (expense) / income – net	(3,795)	1,354	(2,966)	2,909
Loss / (income) before provision for income taxes	$(34,801)	$48,224	$19,527	$106,525

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2025
(in thousands except per share data)
The following table presents capital expenditures by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Wholesale Footwear	$1,030	$727	$2,401	$1,622
Wholesale Accessories/Apparel	225	94	525	188
Direct-to-Consumer	6,020	4,032	11,677	6,244
Corporate(1)	395	441	2,913	1,218
Total	$7,670	$5,294	$17,516	$9,272
(1) Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services.
The following table presents depreciation and amortization by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Wholesale Footwear	$335	$725	$991	$1,375
Wholesale Accessories/Apparel	9	1,226	940	2,291
Direct-to-Consumer	5,057	1,568	7,412	2,980
Corporate(1)	3,273	1,418	4,583	2,923
Total	$8,674	$4,937	$13,926	$9,569
(1) Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services.
The following table summarizes revenue by geographic areas:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Domestic (1)	$368,068	$428,534	$818,799	$883,324
International	190,932	95,019	293,735	192,610
Total	$559,000	$523,553	$1,112,534	$1,075,934
(1) Includes revenues of $74,221 and $159,501, respectively, for the three and six months ended June 30, 2025 and $85,666 and $168,123, respectively, for the comparable period in 2024 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by the Company's international entities.
Note 15 – Credit Agreement
On May 6, 2025, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with various lenders and Citizens Bank, as administrative agent (in such capacity, the “Agent”), which provides for a term loan facility in the amount of $300,000 and a revolving credit facility with a total capacity of $250,000. The Credit Agreement amends and restates in its entirety the previous credit agreement, dated as of July 22, 2020, among the Company, the various lenders party thereto and Citizens Bank, as administrative agent.
The Credit Agreement provides for a term loan facility and a revolving credit facility scheduled to mature on May 6, 2030. The Company may from time to time increase the revolving commitments and/or request incremental term loans in an aggregate principal amount of up to $275,000 if certain conditions are satisfied, including (i) the absence of any default under the Credit Agreement, and (ii) the Company obtaining the consent of the lenders participating in each such increase.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2025
(in thousands except per share data)
Borrowings in U.S. Dollars under the Credit Agreement generally bear interest at a variable rate equal to, at the Company’s election, (i) Term SOFR for the applicable interest period plus a specified margin, which is based upon the Company’s Total Net Leverage Ratio (as defined in the Credit Agreement) or (ii) the base rate (which is the highest of (a) the prime rate announced by Citizens Bank or its parent company, (b) the sum of the federal funds rate plus 0.50%, or (c) the sum of the Daily SOFR Rate plus 1%) plus a specified margin, which is based upon the Company’s Total Net Leverage Ratio. At the Company’s option, borrowings under the Credit Agreement can be made in Euros, Pounds Sterling and other freely available currency or currencies (other than U.S. Dollars) from time to time approved by the Agent and the lenders in accordance with the terms of the Credit Agreement, and such borrowings would bear interest at a variable rate equal to, at the Company’s election, (i) the Alternative Currency Daily Rate (as defined in the Credit Agreement) plus a specified margin, which is based upon the Company’s Total Net Leverage Ratio or (ii) the Alternative Currency Term Rate (as defined in the Credit Agreement) plus a specified margin, which is based upon the Company’s Total Net Leverage Ratio.
Under the Credit Agreement, the Company must also pay (i) a commitment fee to the Agent, for the account of each revolving lender, which shall accrue at a rate per annum ranging from 0.25% to 0.35% of the average daily unused portion of the revolving credit facility, depending on the Company’s Total Net Leverage Ratio, (ii) a letter of credit participation fee to the Agent, for the account of each revolving lender, ranging from 1.75% to 2.50% per annum, based upon the Company’s Total Net Leverage Ratio, multiplied by the average daily amount available to be drawn under the applicable letter of credit, and (iii) a letter of credit fronting fee to each issuer of a letter of credit under the Credit Agreement, which shall accrue at a rate of 0.125% per annum.
The Credit Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including the requirements that the borrowers not permit (i) the Total Net Leverage Ratio as of the end of any fiscal quarter to be greater than 3.00 to 1.00 and (ii) the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) as of the end of any fiscal quarter to be less than 1.25 to 1.00. As of June 30, 2025, all financial covenants associated with the Credit Agreement were within the prescribed thresholds.
The Credit Agreement requires various subsidiaries of the Company to guarantee obligations arising from time to time under the Credit Agreement, as well as obligations arising in respect of certain cash management and hedging transactions. Subject to customary exceptions and limitations, all of the borrowings under the Credit Agreement are secured by a lien on all or substantially all of the assets of the Company and each subsidiary guarantor. Certain additional subsidiaries of the Company may from time to time become borrowers or guarantors pursuant to the Credit Agreement.
The Credit Agreement also contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the Agent may, and at the request of the required lenders shall, terminate the loan commitments under the Credit Agreement, declare any outstanding obligations under the Credit Agreement to be immediately due and payable and/or require that the Company adequately cash collateralize outstanding letter of credit obligations. In addition, if, among other things, the Company or, with certain exceptions, a subsidiary thereof becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then the loan commitments under the Credit Agreement will automatically terminate, any outstanding obligations under the Credit Agreement will automatically become immediately due and payable, and the cash collateral required under the Credit Agreement for any outstanding letter of credit obligations will automatically become immediately due and payable.
The Company used the term loan facility, and a portion of the revolving credit facility, to fund the transaction and the transaction-related expenses. The Company also has used, and intends to continue to use, the revolving credit facility for general corporate purposes.
Debt issuance costs related to the Credit Agreement have been capitalized on the Company’s Condensed Consolidated Balance Sheets and totaled $8,954 during the three and six months ended June 30, 2025, consisting of $6,716 related to the term loan, will be amortized to interest expense under the effective interest method, and $2,238 related to the revolving credit facility, which will be amortized to interest expense on a straight-line basis over the five-year term of the facility. During the three and six months ended June 30, 2025, $274 related to the amortization of debt issuance costs was included in interest expense in the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2025, the Company had $325 in letters of credit outstanding related to the Company's revolver.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2025
(in thousands except per share data)
During the second quarter of 2025, the Company wrote-off $840 of unamortized debt issuance costs associated with its prior revolving credit facility, which was replaced in connection with the Credit Agreement. This charge was recorded within interest and other expense in the Company's Condensed Consolidated Statements of Operations.
Term Loan Facility
The following table presents details of the term loan facility as of June 30, 2025:

As of June 30, 2025
Current portion of long-term debt
Gross carrying amount of term loan	$5,625
Unamortized debt issuance costs	—
Current portion of long-term debt	$5,625

Long-term debt – noncurrent portion
Gross carrying amount of term loan	$294,375
Unamortized debt issuance costs	6,510
Long-term debt	$287,865

Revolving Credit Facility
The following table presents details of the revolving credit facility as of June 30, 2025:

	Balance Sheet Classification	As of June 30, 2025
Outstanding borrowings	Long-term debt	$—
Unamortized debt issuance costs	Deposits and other	2,170
Future Maturities of Term Loan Facility
The following table presents the future maturities related to the term loan facility as of June 30, 2025:

2025 (remaining six months)	$1,875
2026	7,500
2027	9,375
2028	16,875
2029	24,375
2030	240,000
$300,000
Subsequent Event
On August 1, 2025, the Company made a voluntary early repayment of $7,500 on its term loan facility. This repayment was made using available cash on hand and was not contractually required. Under the terms of the Credit Agreement, the first scheduled principal repayment was not due until October 1, 2025.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2025
(in thousands except per share data)
Note 16 – Factoring Agreements
On July 22, 2020, the Company and certain of its subsidiaries (collectively, the “Madden Entities”) entered into an Amended and Restated Deferred Purchase Factoring Agreement (the “Rosenthal Factoring Agreement”) with Rosenthal & Rosenthal, Inc. ("Rosenthal"). Pursuant to the Rosenthal Factoring Agreement, Rosenthal serves as the collection agent with respect to certain receivables of the Madden Entities and is entitled to receive a base commission of 0.20% of the gross invoice amount of each receivable assigned for collection, plus certain additional fees and expenses, subject to certain minimum annual commissions. Rosenthal will generally assume the credit risk resulting from a customer’s financial inability to make payment of credit-approved receivables, which are classified as Factor Receivables. The initial term of the Rosenthal Factoring Agreement was twelve months, subject to automatic renewal for additional twelve-month periods, and the Rosenthal Factoring Agreement may be terminated at any time by Rosenthal or the Madden Entities on 60 days' notice and upon the occurrence of certain other events. The Madden Entities have pledged all of their rights under the Rosenthal Factoring Agreement to the Agent under the Credit Agreement to secure obligations arising under the Credit Agreement.
On April 3, 2023, the Madden Entities entered into a Credit Approved Receivables Purchasing Agreement (the “CIT Factoring Agreement”) with CIT Group/Commercial Services, Inc. (“CIT”). Pursuant to the CIT Factoring Agreement, in addition to Rosenthal, CIT serves as a non-exclusive collection agent with respect to certain of the Madden Entities’ receivables and will generally assume the credit risk resulting from a customer’s financial inability to make payment with respect to credit approved receivables. Additionally, CIT shall compensate the Madden Entities for 50% of the losses sustained for limiting or revoking a credit line during production for any made-to-order goods that have work-in-progress coverage. For its services, CIT is entitled to receive (1) a base fee of 0.15% of the gross face amount of each receivable assigned for collection having standard payment terms, (2) certain additional fees for receivables with non-standard payment terms or arising from sales to customers outside of the United States, and (3) reimbursement for certain expenses incurred in connection with the CIT Factoring Agreement. The Company, on behalf of the Madden Entities, and CIT may each terminate the CIT Factoring Agreement at any time by giving the other party at least 60 days’ notice. CIT may also terminate the CIT Factoring Agreement immediately upon the occurrence of certain events. The Madden Entities have pledged all of their right, title, and interest in and to monies due and to become due under the CIT Factoring Agreement in favor of the Agent to secure obligations arising under or in connection with the Credit Agreement.
On October 23, 2023, the Company and Daniel M. Friedman & Associates, Inc. (“DMFA”), a wholly-owned subsidiary of the Company, entered into a Notification Factoring Rider to the Credit Approved Receivables Purchasing Agreement (“Notification Factoring Rider”) with CIT, which amended and supplemented the CIT Factoring Agreement. The Notification Factoring Rider enables certain receivables generated from assets acquired by DMFA from Turn On Products Inc. d/b/a Almost Famous (“Post-Acquisition Receivables”), which assets were acquired by DMFA on October 20, 2023, to be subject to the CIT Factoring Agreement.
The Notification Factoring Rider modified the CIT Factoring Agreement to require, in respect of certain Post-Acquisition Receivables, payment to CIT of a base fee ranging from 0.10% to 0.20% of the gross face amount of such Post-Acquisition Receivables assigned to CIT for collection. CIT will generally assume the credit risk resulting from a customer’s financial inability to make payment with respect to certain credit approved Post-Acquisition Receivables. The Company or DMFA may terminate the Notification Factoring Rider, separately from the CIT Factoring Agreement, by giving CIT at least 10 days’ prior written notice of termination. As with monies due and to become due under the CIT Factoring Agreement generally, monies due and to become due to the Company and DMFA under the Notification Factoring Rider are pledged in favor of the Agent to secure obligations under or in connection with the Credit Agreement.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2025
(in thousands except per share data)
Note 17 – Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-05, "Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement," which is intended to provide guidance for the formation of a joint venture, including the initial measurement of assets and liabilities, the formation date, and basis of accounting. This new standard is effective for annual reporting periods beginning on or after January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-05; however, at the current time, the Company does not believe this ASU will have a material impact on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740)," which is intended to provide greater transparency in various income tax components that affect the rate reconciliation based on the applicable taxing jurisdictions, as well as the qualitative and quantitative aspects of those components. This new standard is effective for annual reporting periods beginning on or after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09. The Company does not expect that this ASU will have a material impact on its consolidated financial statements, but it will require increased income tax disclosures within the notes to its condensed consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40)," which requires disaggregation of certain expense captions into specified categories in disclosures. This new standard is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03. The Company does not expect that this ASU will have a material impact on its consolidated financial statements, but it will require increased disclosures within the notes to its consolidated financial statements.
The Company has considered all new accounting pronouncements and has concluded that there are no additional pronouncements that may have a material impact on its results of operations, financial condition, and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2025 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
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
This Quarterly Report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, among others, statements regarding revenue and earnings guidance, plans, strategies, objectives, expectations, and intentions. You can identify forward-looking statements by words such as: “may,” “will,” “expect,” “believe,” “should,” “anticipate,” “project,” “predict,” “plan,” “intend,” or “estimate,” and similar expressions, or the negative of these expressions. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they represent our current beliefs, expectations, and assumptions regarding anticipated events and trends affecting our business, and industry based on information available as of the time such statements are made. We caution investors that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which may be outside of our control. Our actual results and financial condition may differ materially from those indicated in these forward-looking statements. As such, investors should not rely upon them. Important risk factors include:
•our exposure to risks related to integrating the operations, systems, processes, reporting, supply chains, and personnel of Kurt Geiger into our business;
•our exposure to risks associated with increased indebtedness used to finance the acquisition of Kurt Geiger, including related debt service requirements;
•our ability to manage risks associated with substantial goodwill and intangible assets recorded from the acquisition of Kurt Geiger, which could subsequently become impaired upon adverse changes to the business environment in which we operate;
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

•our ability to achieve operating results that are consistent with prior financial guidance; and
•other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission (the "SEC").
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
Business Overview
($ in thousands, except for store count and per share data)

Steven Madden, Ltd. and its subsidiaries designs, sources, and markets fashion-forward branded and private label footwear, accessories, and apparel. We distribute our products through the wholesale channel to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, United Kingdom, Canada, Mexico, and Europe. Additionally, we operate in other international markets through our joint ventures in South Africa, the Middle East, Israel, various countries in Europe, Latin America, and certain countries in Asia, and through special distribution arrangements in various European countries, North Africa, South and Central America, and various countries within the Asia-Pacific region. We also distribute our products through our direct-to-consumer channel, which includes company-operated retail stores and e-commerce websites, in the United States, United Kingdom, Canada, Mexico, South Africa, the Middle East, Israel, various countries in Europe, Latin America, and the Asia-Pacific region.
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
The Company’s reportable operating segments consist of the following:
•Wholesale Footwear. This segment designs, sources, and markets our brands and sells our products to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, United Kingdom, Canada, Mexico, and Europe, and through our joint ventures and international distributor network.
•Wholesale Accessories/Apparel. This segment designs, sources, and markets our brands and sells our products, primarily consisting of handbags and apparel, to department stores, mass merchants, off-price retailers, online retailers, specialty retailers, independent stores, and clubs throughout the United States, United Kingdom, Canada, Mexico, and Europe, and through our joint ventures and international distributor network.
•Direct-to-Consumer. This segment engages in the sale of footwear, handbags, apparel, and other accessories through Steve Madden, Kurt Geiger, Dolce Vita, and Carvela full-price retail stores, Steve Madden, Kurt Geiger and Carvela outlet stores, directly-operated concessions in international markets, and directly-operated e-commerce websites. We operate retail locations in regional malls and shopping centers, as well as high streets in various cities across the United States, United Kingdom, Canada, Mexico, and Europe, as well as through our joint ventures in international markets.
•Licensing. This segment engages in the licensing of the Steve Madden®, Betsey Johnson® and Kurt Geiger trademarks for use in the sale of select apparel, accessories, and home categories as well as various other non-core products.
Corporate does not constitute a reportable segment and includes costs not directly attributable to the reportable operating segments. These expenses are primarily related to corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services.
Recent Developments
Acquisition of Kurt Geiger. On May 6, 2025, we completed our previously-announced acquisition of the entire issued share capital of Mercury Acquisitions Topco Limited (“MATL”) for an aggregate preliminary purchase price of $405,348, pursuant to the terms of the sale and purchase deed. The purchase price included payments for the settlement of MATL’s previously outstanding third-party bank debt and the reimbursement of certain seller-incurred transaction costs.

MATL is the ultimate parent company of the Kurt Geiger business (“Kurt Geiger”), which operates primarily in the United Kingdom (the “UK”), U.S., and Europe. Kurt Geiger designs and sells footwear and accessories under its own brands – including Kurt Geiger London, KG Kurt Geiger, and Carvela – through its direct-to-consumer channel, which consists of directly-operated retail stores and e-commerce, as well as through the wholesale channel, and operates third-party concessions in premium and luxury department stores primarily in the UK. Kurt Geiger was founded in 1963 and is headquartered in London, UK. For the twelve months ended February 1, 2025, Kurt Geiger had revenue of approximately $511,758.
The acquisition was funded through a combination of debt financing and cash on hand. In connection with the debt financing, effective as of May 6, 2025, the Company amended and restated its original credit agreement in its entirety, replacing it with a new term loan facility in the amount of $300,000 and a new revolving credit facility with a total capacity of $250,000.
Macroeconomic Conditions and Industry Trends
Our business operations, and industry as a whole, remain challenged by a complex and evolving macroeconomic environment. Tariff-related tensions have continued in the quarter, and the implementation of previously-announced tariff policies has been delayed in several cases, and continued uncertainty has necessitated more flexible sourcing and supply chain strategies. In response, many companies, including ours, continue to diversify their supplier base and implement selective pricing and cost containment actions to help manage revenue and margin pressures. The lack of clarity surrounding current and future trade policies continues to present challenges for multinational businesses with respect to global sourcing and supply chain planning.
While inflation has continued to moderate in many regions, it remains elevated relative to historical norms. Interest rates in the United States and key international markets have remained high through the second quarter of 2025, contributing to tighter credit conditions and pressuring consumer discretionary spending. Furthermore, ongoing foreign currency volatility, persistent geopolitical risks, and concerns around global growth continue to impact consumer sentiment.
Structural changes in the retail industry continue to accelerate. The department store channel remains under pressure due to consolidations, store closures, and shifting consumer preferences toward e-commerce and omnichannel experiences. At the same time, digital engagement and direct-to-consumer channels continue to gain market share, underscoring the need for continued innovation and investment in technology, customer experience, and data-driven decision-making. These trends present both opportunities and risks as we continue the strategic evolution of our go-to-market strategies.
Geopolitical tensions remain elevated. The conflicts in Ukraine and the Middle East persist and tensions with China remain high, contributing to continued economic uncertainty, inflationary pressures, foreign currency volatility, disruptions in global supply chains, deteriorating trade relations, and declining consumer confidence. These factors contribute to broader market volatility and may create headwinds for our global business operations.
While the macroeconomic environment is ever evolving, we remain steadfast in our commitment to executing the following key strategic initiatives which are aimed at driving long-term growth and creating shareholder value:
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
•Strengthen the core U.S. wholesale footwear business. Continue leveraging product innovation and speed to market to grow our diversified business across all distribution tiers.
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
Inflation
Although inflation has eased in some regions, elevated input costs – particularly for labor, raw materials, and freight – as well as increased macroeconomic, geopolitical, tariff policies and regulatory uncertainties continue to pressure margins. These inflationary trends have affected both our wholesale and direct-to-consumer businesses and may persist despite central bank efforts globally to stabilize prices. We have historically mitigated inflationary impacts through price increases, supplier negotiations, cost containment, and operational efficiencies. However, continued inflation could negatively impact demand for our products or impair our ability to sustain historical margin levels, adversely impacting our profitability and overall financial performance.
Dividends
On July 29, 2025, our Board of Directors approved a quarterly dividend of $0.21 per share payable on September 23, 2025 to stockholders of record as of the close of business on September 12, 2025.
Key Highlights
Total revenue for the quarter ended June 30, 2025 increased 6.8% to $559,000, compared to $523,553 in the same period of last year driven by the newly acquired Kurt Geiger business. Net loss attributable to Steven Madden, Ltd. was $39,477 in the second quarter of 2025, compared to net income of $35,376 in the same period of last year. Our effective tax rate for the second quarter of 2025 was (11.2)%, compared to 23.4% in the second quarter of last year. Basic loss per share was $0.56 per share on 70,870 basic weighted average shares outstanding, compared to basic earnings per share of $0.50 per share on 71,458 basic weighted average shares outstanding in the second quarter of last year.
Our inventory turnover (calculated on a trailing four quarter average) for the quarter ended June 30, 2025 was 4.6 times, compared to 5.7 times at June 30, 2024. Excluding the Kurt Geiger business, our inventory turnover for the quarter ended June 30, 2025 was 5.2 times. Our total Company accounts receivable average collection days decreased to 71 days in the second quarter of 2025, compared to 73 days in the second quarter of 2024. As of June 30, 2025, we had $111,854 in cash, cash equivalents, and short-term investments, and total stockholders’ equity of $863,363. Working capital was $501,184 as of June 30, 2025, compared to $454,178 as of June 30, 2024.
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

Results of Operations

The following tables set forth information on operations for the periods indicated:

	Three Months Ended June 30,
(in thousands, except for number of stores)	2025		2024
CONSOLIDATED:
Net sales	$556,090	99.5%	$521,709	99.6%
Licensing fee income	2,910	0.5%	1,844	0.4%
Total revenue	559,000	100.0%	523,553	100.0%
Cost of sales (exclusive of depreciation and amortization)	332,973	59.6%	306,424	58.5%
Gross profit	226,027	40.4%	217,129	41.5%
Operating expenses	263,865	47.2%	163,709	31.3%
Change in valuation of contingent payment liability	2,420	0.4%	6,550	1.3%
(Loss) / income from operations	(40,258)	(7.2%)	46,870	9.0%
Gain on derivatives	9,252	1.7%	—	—%
Interest and other (expense) / income – net	(3,795)	(0.7%)	1,354	0.3%
(Loss) / income before provision for income taxes	$(34,801)	(6.2%)	$48,224	9.2%
Net (loss) / income attributable to Steven Madden, Ltd.	$(39,477)	(7.1%)	$35,376	6.8%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total revenue	$220,139	100.0%	$237,024	100.0%
Cost of sales (exclusive of depreciation and amortization)	151,654	68.9%	157,914	66.6%
Gross profit	68,485	31.1%	79,110	33.4%
Operating expenses	43,580	19.8%	40,171	16.9%
Income from operations	$24,905	11.3%	$38,939	16.4%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total revenue	$140,449	100.0%	$148,276	100.0%
Cost of sales (exclusive of depreciation and amortization)	100,640	71.7%	99,832	67.3%
Gross profit	39,809	28.3%	48,444	32.7%
Operating expenses	31,480	22.4%	26,340	17.8%
Change in valuation of contingent payment liability	2,420	1.7%	6,550	4.4%
Income from operations	$5,909	4.2%	$15,554	10.5%

DIRECT-TO-CONSUMER SEGMENT:
Total revenue	$195,502	100.0%	$136,409	100.0%
Cost of sales (exclusive of depreciation and amortization)	80,679	41.3%	48,678	35.7%
Gross profit	114,823	58.7%	87,731	64.3%
Operating expenses	159,157	81.4%	72,649	53.3%
(Loss) / income from operations	$(44,334)	(22.7%)	$15,082	11.1%
Number of stores (excludes concessions)	399		278

LICENSING SEGMENT:
Licensing income	$2,910	100.0%	$1,844	100.0%
Gross profit	2,910	100.0%	1,844	100.0%
Operating expenses	553	19.0%	462	25.1%
Income from operations	$2,357	81.0%	$1,382	74.9%

CORPORATE:
Operating expenses	$29,095	—%	$24,087	—%
Loss from operations	$(29,095)	—%	$(24,087)	—%

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Consolidated

Total revenue for the three months ended June 30, 2025 increased 6.8% to $559,000, compared to $523,553 in the comparable period in the prior year, primarily attributable to incremental revenue from the newly acquired Kurt Geiger business, partially offset by a decline in the organic business primarily attributable to tariff-related impacts.
Gross profit for the three months ended June 30, 2025 was $226,027, or 40.4% of total revenue, compared to $217,129, or 41.5% of total revenue, in the comparable period in the prior year. The current-year period decrease in gross profit as a percentage of total revenue was primarily driven by tariff-related impacts affecting our Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer segments, and a purchase accounting fair value adjustment of inventory related to Kurt Geiger, partially offset by a greater mix of the higher-margin direct-to-consumer business. Gross profit in both periods included $8,251 and $126, respectively, related to the purchase accounting fair value adjustment of inventory from acquired businesses.
Operating expenses for the three months ended June 30, 2025 were $263,865, or 47.2% of total revenue, compared to $163,709, or 31.3% of total revenue, in the comparable period in the prior year. The increase in operating expenses as a percentage of total revenue was primarily attributable to the acquisition of the Kurt Geiger business due to certain acquisition-related transaction costs. The current-year period included $38,819 of compensation expense as a result of acquisition-related sellers proceeds which were reallocated from institutional sellers to management sellers in excess of their respective pre-acquisition equity ownership. The current-year period also included $8,135 of costs related to acquisitions and the formation of new international joint ventures, $4,741 related to legal costs as a result of litigation settlements, and $522 related to certain severances and termination benefits. In addition, the current-year period included $2,420 related to the change in valuation of contingent payment liabilities. The comparable period in the prior year included a charge of $6,550 related to the change in valuation of a contingent payment liability.
Loss from operations for the three months ended June 30, 2025 was $40,258, or (7.2%) of total revenue, compared to income from operations of $46,870, or 9.0% of total revenue, in the comparable period in the prior year. The effective tax rate for the three months ended June 30, 2025 was (11.2)% compared to 23.4%, in the comparable period in the prior year. The difference between the Company’s effective tax rates was primarily due to certain non-deductible expenses related to the acquisition of the Kurt Geiger business.
Net loss attributable to Steven Madden, Ltd. for the three months ended June 30, 2025 was $39,477, compared to net income attributable to Steven Madden, Ltd. of $35,376, in the comparable period in the prior year.
Wholesale Footwear Segment
Revenue from the Wholesale Footwear segment for the three months ended June 30, 2025 was $220,139, or 39.4% of total revenue, compared to $237,024, or 45.3% of total revenue, in the comparable period in the prior year. The decrease of 7.1% was primarily driven by tariff-related impacts in our off-price and mass merchant businesses, partially offset by incremental revenue from the newly acquired Kurt Geiger business.
Gross profit was $68,485, or 31.1% of Wholesale Footwear revenue, compared to $79,110, or 33.4%, in the comparable period in the prior year. The decrease in gross profit as a percentage of revenue was driven by the impact of new tariffs on goods imported into the United States. Gross profit in the current-year period also included $1,443 related to the purchase accounting fair value adjustment of inventory from the acquisition of the Kurt Geiger business.
Operating expenses for the three months ended June 30, 2025 were $43,580, or 19.8% of Wholesale Footwear revenue, compared to $40,171, or 16.9% of Wholesale Footwear revenue, in the comparable period in the prior year. The increase in operating expenses as a percentage of Wholesale Footwear revenue was primarily attributable to the deleveraging of operating expenses on a lower revenue base, the addition of the Kurt Geiger business and higher marketing investment. The current-year period included $350 related to certain severances and termination benefits, and $8 of acquisition costs related to the formation of new international joint ventures. The comparable period in the prior year included an expense of $865 due to acquisition costs and formation of joint ventures.
Income from operations for the three months ended June 30, 2025 totaled $24,905, or 11.3% of Wholesale Footwear revenue, compared to $38,939, or 16.4% of Wholesale Footwear revenue in the comparable period in the prior year.

Wholesale Accessories/Apparel Segment
Revenue from the Wholesale Accessories/Apparel segment for the three months ended June 30, 2025 was $140,449, or 25.1% of total revenue, compared to $148,276, or 28.3% of total revenue, in the comparable period in the prior year. The decrease of 5.3% was primarily driven by tariff-related impacts and a decline in our off-price business, partially offset by incremental revenue from the newly acquired Kurt Geiger business.
Gross profit was $39,809, or 28.3% of Wholesale Accessories/Apparel revenue, for the three months ended June 30, 2025, compared to $48,444, or 32.7% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year. The decrease in gross profit as a percentage of revenue was driven by the impact of new tariffs on goods imported into the United States. Gross profit in both periods also included $1,814 and $126, respectively, related to the purchase accounting fair value adjustment of inventory from acquired businesses.
Operating expenses for the three months ended June 30, 2025 were $31,480, or 22.4% of Wholesale Accessories/Apparel revenue, compared to $26,340, or 17.8% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year. The increase in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to the deleverage of operating expenses on a lower revenue base, the addition of the Kurt Geiger business, and higher marketing investment. The current-year period also included $791 related to legal costs as a result of litigation settlements, and $223 related to certain severances and termination benefits. The current-year period and the comparable period in the prior year included expenses of $2,420 and $6,550, respectively, related to the change in valuation of contingent payment liabilities.
Income from operations for the three months ended June 30, 2025 was $5,909, or 4.2% of Wholesale Accessories/Apparel revenue, compared to $15,554, or 10.5% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year.
Direct-to-Consumer Segment
Revenue from the Direct-to-Consumer segment for the three months ended June 30, 2025 was $195,502, or 35.0% of total revenue, compared to $136,409, or 26.1% of total revenue, in the comparable period in the prior year period. The increase of 43.3% was primarily driven by incremental revenue from our brick-and-mortar stores, concessions, and digital businesses related to the newly acquired Kurt Geiger business, partially offset by impacts from tariffs and systems implementations on the existing business. As of June 30, 2025, we operated 392 brick-and-mortar stores, seven e-commerce websites, and 130 concessions in international markets, compared to 273 brick-and-mortar stores, five e-commerce websites, and 27 concessions in international markets as of June 30, 2024. This includes 73 company-operated brick-and-mortar retail stores, including 27 outlets, as well as two e-commerce websites and 72 concessions related to Kurt Geiger.

Gross profit for the three months ended June 30, 2025 was $114,823, or 58.7% of Direct-to-Consumer revenue, compared to $87,731, or 64.3% of Direct-to-Consumer revenue, in the comparable period in the prior year. The decrease in gross profit as a percentage of revenue was primarily driven by the addition of the relatively lower gross margin concession business related to the newly acquired Kurt Geiger business and the impact of new tariffs on goods imported into the United States. Gross margin also included a purchase accounting fair value adjustment of $4,994 of the inventory from the acquisition of the Kurt Geiger business.
Operating expenses for the three months ended June 30, 2025 were $159,157, or 81.4% of Direct-to-Consumer revenue, compared to $72,649, or 53.3% of Direct-to-Consumer revenue, in the comparable period in the prior year. The increase in operating expenses as a percentage of revenue was primarily attributable to the acquisition of the Kurt Geiger business due to certain acquisition-related transaction costs. The current-year period included $38,819 of compensation expense as a result of acquisition-related sellers proceeds which were reallocated from institutional sellers to management sellers in excess of their respective pre-acquisition equity ownership. The current-year period also included $7,222 of costs related to acquisitions and the formation of new international joint ventures, and $1,450 related to legal costs as a result of litigation settlements.
Loss from operations for the three months ended June 30, 2025 was $44,334, or (22.7%) of Direct-to-Consumer revenue, compared to income from operations of $15,082, or 11.1% of Direct-to-Consumer revenue, in the comparable period in the prior year.
Licensing Segment
Royalty income from the Licensing segment for the three months ended June 30, 2025 was $2,910, or 0.5% of total revenue, compared to $1,844, or 0.3% of total revenue, in the comparable period in the prior year. Operating expenses for the three months ended June 30, 2025 were $553, compared to $462 in the comparable period of the prior year. Income from operations for the three months ended June 30, 2025 was $2,357, compared to $1,382 in the comparable period in the prior year.
Corporate
Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These expenses primarily related to corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services. Corporate operating expenses for the three months ended June 30, 2025 were $29,095, or 5.2% of total revenue, compared to $24,087, or 4.6% of total revenue, in the comparable period in the prior year.

Results of Operations

The following tables set forth information on operations for the periods indicated:

	Six Months Ended June 30,
(in thousands, except for number of stores)	2025		2024
CONSOLIDATED:
Net sales	$1,107,472	99.5%	$1,072,276	99.7%
Licensing income	5,062	0.5%	3,658	0.3%
Total revenue	1,112,534	100.0%	1,075,934	100.0%
Cost of sales (exclusive of depreciation and amortization)	660,240	59.3%	633,990	58.9%
Gross profit	452,294	40.7%	441,944	41.1%
Operating expenses	441,128	39.7%	328,428	30.5%
Change in valuation of contingent payment liability	(2,075)	(0.2%)	8,200	0.8%
Impairment of intangibles	—	—%	1,700	0.2%
Income from operations	13,241	1.2%	103,616	9.6%
Gain on derivative	9,252	0.8%	—	—%
Interest and other (expense) / income – net	(2,966)	(0.3%)	2,909	0.3%
Income before provision for income taxes	$19,527	1.8%	$106,525	9.9%
Income attributable to Steven Madden, Ltd.	$946	0.1%	$79,310	7.4%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total revenue	$516,284	100.0%	$532,685	100.0%
Cost of sales (exclusive of depreciation and amortization)	339,108	65.7%	345,277	64.8%
Gross profit	177,176	34.3%	187,408	35.2%
Operating expenses	89,183	17.3%	85,354	16.0%
Income from operations	$87,993	17.0%	$102,054	19.2%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total revenue	$283,622	100.0%	$290,852	100.0%
Cost of sales (exclusive of depreciation and amortization)	195,764	69.0%	197,258	67.8%
Gross profit	87,858	31.0%	93,594	32.2%
Operating expenses	61,612	21.7%	51,877	17.8%
Change in valuation of contingent payment liability	(2,075)	(0.7%)	8,200	2.8%
Income from operations	$28,321	10.0%	$33,517	11.5%

DIRECT-TO-CONSUMER SEGMENT:
Total revenue	$307,566	100.0%	$248,739	100.0%
Cost of sales (exclusive of depreciation and amortization)	125,368	40.8%	91,455	36.8%
Gross profit	182,198	59.2%	157,284	63.2%
Operating expenses	232,760	75.7%	142,519	57.3%
Impairment of intangible	—	—%	1,700	0.7%
(Loss) / income from operations	$(50,562)	(16.4%)	$13,065	5.3%
Number of stores	399		278

LICENSING SEGMENT:
Licensing income	$5,062	100.0%	$3,658	100.0%
Gross profit	5,062	100.0%	3,658	100.0%
Operating expenses	880	17.4%	962	26.3%
Income from operations	$4,182	82.6%	$2,696	73.7%

CORPORATE:
Operating expenses	56,693	—%	$47,716	—%
Loss from operations	$(56,693)	—%	$(47,716)	—%

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Consolidated

Total revenue for the six months ended June 30, 2025 increased 3.4% to $1,112,534, compared to $1,075,934 in the comparable period in the prior year, primarily attributable to incremental revenue from the newly acquired Kurt Geiger business, partially offset by a decline in the organic business primarily attributable to tariff-related impacts.
Gross profit for the six months ended June 30, 2025 was $452,294, or 40.7% of total revenue, compared to $441,944, or 41.1% of total revenue, in the comparable period in the prior year. In the current period, the decrease in gross profit as a percentage of total revenue was driven by tariff-related impacts and a purchase accounting fair value adjustment of inventory related to Kurt Geiger, partially offset by a greater mix of the higher-margin direct-to-consumer business. Gross profit in both periods included $8,530 and $333, respectively, related to the purchase accounting fair value adjustment of inventory from acquired businesses.
Operating expenses for the six months ended June 30, 2025 were $441,128, or 39.7% of total revenue, compared to $328,428, or 30.5% of total revenue, in the comparable period in the prior year. The increase in operating expenses as a percentage of total revenue was primarily attributable to the acquisition of the Kurt Geiger business due to certain acquisition-related transaction cost. The current-year period included $38,819 of compensation expense as a result of acquisition-related sellers proceeds which were reallocated from institutional sellers to management sellers in excess of their respective pre-acquisition equity ownership. The current-year period also included $11,322 of acquisition costs related to acquisitions and the formation of new international joint ventures, $5,929 related to legal costs as a result of litigation settlements, and $2,943 related to certain severances and termination benefits. In addition, current-year period included a benefit of $2,075 related to the change in valuation of contingent payment liabilities. The comparable period in the prior year included an expense of $1,295 related to acquisition costs and the formation of joint ventures. In the comparable period in the prior year, we also recorded an expense of $8,200, due to the change in valuation of a contingent payment liability and a charge of $1,700 related to the impairment of an intangible asset.
Income from operations for the six months ended June 30, 2025 was $13,241, or 1.2% of total revenue, compared to $103,616, or 9.6% of total revenue, in the comparable period in the prior year. The effective tax rate for the six months ended June 30, 2025 was 87.0%, compared to 23.5% in the comparable period in the prior year. The difference between the Company’s effective tax rates was primarily due to certain non-deductible expenses treated as discrete items related to the acquisition of the Kurt Geiger business.
Net income attributable to Steven Madden, Ltd. for the six months ended June 30, 2025 was $946, compared to net income of $79,310 in the comparable prior-year period.
Wholesale Footwear Segment

Revenue from the Wholesale Footwear segment for the six months ended June 30, 2025 was $516,284, or 46.4% of total revenue, compared to $532,685, or 49.5% of total revenue, in the comparable period in the prior year. The decrease of 3.1% was primarily driven by tariff-related impacts in our off-price and mass merchant businesses, partially offset by incremental revenue from the newly acquired Kurt Geiger business.
Gross profit for the six months ended June 30, 2025 was $177,176, or 34.3% of Wholesale Footwear revenue, compared to $187,408, or 35.2% of Wholesale Footwear revenue, in the comparable period in the prior year. The decrease in gross profit as a percentage of revenue was driven by the impact of new tariffs on goods imported into the United States and an unfavorable mix of our branded business. Gross profit in the current-year period also included $1,443 related to the purchase accounting fair value adjustment of inventory from the acquisition of the Kurt Geiger business.
Operating expenses for the six months ended June 30, 2025 were $89,183, or 17.3% of Wholesale Footwear revenue, compared to $85,354, or 16.0% of Wholesale Footwear revenue, in the comparable period in the prior year. The current-year period included $946 related to certain severances and termination benefits, and $80 of acquisition costs related to the formation of new international joint ventures. The comparable period in the prior year included an expense of $1,030 related to acquisition costs and the formation of joint ventures.
Income from operations for the six months ended June 30, 2025 totaled $87,993, or 17.0% of Wholesale Footwear revenue, compared to $102,054, or 19.2% of Wholesale Footwear revenue, in the comparable period in the prior year.

Wholesale Accessories/Apparel Segment

Revenue from the Wholesale Accessories/Apparel segment for the six months ended June 30, 2025 was $283,622, or 25.5% of total revenue, compared to $290,852, or 27.0% of total revenue, in the comparable period in the prior year. The decrease of 2.5% was primarily driven by tariff-related impacts and a decline in our off-price business, partially offset by incremental revenue from the newly acquired Kurt Geiger business.
Gross profit for the six months ended June 30, 2025 was $87,858, or 31.0% of Wholesale Accessories/Apparel revenue, compared to $93,594, or 32.2% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year. The decrease in gross profit as a percentage of revenue was driven by the impact of new tariffs on goods imported into the United States. Gross profit in both periods included $2,093 and $333, respectively, related to the purchase accounting fair value adjustment of inventory from acquired businesses.
Operating expenses for the six months ended June 30, 2025 were $61,612, or 21.7% of Wholesale Accessories/Apparel revenue, compared to $51,877, or 17.8% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year. The increase in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to the deleverage of operating expenses on a lower revenue base, and our continued investment in marketing and advertising. The current-year period also included $1,979 related to legal costs as a result of litigation settlements, and $327 related to certain severances and termination benefits. The current-year period also includes a benefit of $2,075 related to the change in valuation of contingent payment liabilities. The comparable period in the prior year included a charge of $8,200 related to the change in valuation of a contingent payment liability.
Income from operations for the Wholesale Accessories/Apparel segment for the six months ended June 30, 2025 was $28,321, or 10.0% of Wholesale Accessories/Apparel revenue, compared to $33,517, or 11.5% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year.
Direct-to-Consumer Segment

Revenue from the Direct-to-Consumer segment for the six months ended June 30, 2025 was $307,566, or 27.6% of total revenue, compared to $248,739, or 23.1% of total revenue, in the comparable period in the prior year. The increase of 23.7% was driven by incremental revenue from our brick-and-mortar stores, concessions, and digital businesses related to the newly acquired Kurt Geiger business, partially offset by impacts from tariffs and systems implementations on the existing business.
Gross profit for the six months ended June 30, 2025 was $182,198, or 59.2% of Direct-to-Consumer revenue, compared to $157,284, or 63.2% of Direct-to-Consumer revenue, in the comparable period in the prior year. The decrease in gross profit as a percentage of revenue was primarily due to a purchase accounting fair value adjustment of $4,994 of inventory from acquired businesses and the addition of the relatively lower gross margin concessions business related to the newly acquired Kurt Geiger business.
Operating expenses for the six months ended June 30, 2025 were $232,760, or 75.7% of Direct-to-Consumer revenue, compared to $142,519, or 57.3% of Direct-to-Consumer revenue, in the comparable period in the prior year. The increase in operating expenses as a percentage of revenue was primarily attributable to the acquisition of the Kurt Geiger business due to certain acquisition-related transaction costs. The current-year period included $38,819 of compensation expense as a result of acquisition-related sellers proceeds which were reallocated from institutional sellers to management sellers in excess of their respective pre-acquisition equity ownership. The current-year period also included $7,692 of costs related to acquisitions and the formation of new international joint ventures, $1,450 related to legal costs as a result of litigation settlements, and $915 related to certain severances and termination benefits. The comparable period in the prior year included a charge of $1,700 related to the impairment of an intangible.
Loss from operations for the six months ended June 30, 2025 was $50,562, or (16.4)% of Direct-to-Consumer revenue, compared to income from operations of $13,065, or 5.3% of Direct-to-Consumer revenue, in the comparable period in the prior year.
Licensing Segment

Royalty income from the Licensing segment for the six months ended June 30, 2025 was $5,062, or 0.5% of total revenue, compared to $3,658, or 0.4% of total revenue, in the comparable period in the prior year. Operating expenses for the six months ended June 30, 2025 were $880, compared to $962 in the comparable period in the prior year. Income from operations for the three months ended June 30, 2025 was $4,182, compared to $2,696 in the comparable period in the prior year.
Corporate

Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These expenses primarily related to corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services. Corporate operating expenses for the six months ended June 30, 2025 were $56,693 or 5.1% of total revenue, compared to $47,716 or 4.4% of total revenue, in the comparable period in the prior year.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, cash, cash equivalents, short-term investments and borrowing capacity under our Credit Agreement. Cash, cash equivalents, and short-term investments totaled $111,854 and $203,408 at June 30, 2025 and December 31, 2024, respectively, and of the total cash, cash equivalents, and short-term investments as of June 30, 2025, $97,869, or approximately 87%, was held in our foreign subsidiaries, and of the total cash, cash equivalents, and short-term investments as of December 31, 2024, $119,569, or approximately 59%, was held in our foreign subsidiaries.
As of June 30, 2025, we had working capital of $501,184, cash and cash equivalents of $111,714, short-term investments of $140, and $829 in letters of credit outstanding.
Acquisition of Kurt Geiger and Credit Agreement
On May 6, 2025 (the "Acquisition Date"), the Company, through its wholly owned subsidiary, SML UK Holding Ltd, completed the acquisition of the entire issued share capital of Mercury Acquisitions Topco Limited (“MATL”) for an aggregate preliminary purchase price of $405,348, pursuant to the terms of the sale and purchase deed. We funded the cash consideration and the payment of transaction-related expenses through borrowings under the Credit Agreement and cash on hand.
On May 6, 2025, we entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with various lenders and Citizens Bank, as administrative agent (in such capacity, the "Agent"), which provides for a term loan facility in the amount of $300,000 and a revolving credit facility in the amount of $250,000. The Credit Agreement amends and restates in its entirety the previous Credit Agreement, dated as of July 22, 2020, among the Company, the various lenders party thereto and Citizens Bank, as administrative agent. The Company also has used, and intends to continue to use, the revolving credit facility for general corporate purposes.

The Credit Agreement provides for a term loan facility and a revolving credit facility scheduled to mature on May 6, 2030. We may from time to time increase the revolving commitments and/or request incremental term loans in an aggregate principal amount of up to $275,000 if certain conditions are satisfied, including (i) the absence of any default under the Credit Agreement, and (ii) obtaining the consent of the lenders participating in each such increase.
At June 30, 2025, the total outstanding borrowings under our Credit Agreement in the form of cash borrowings and standby letters of credit were $300,000 and $829, respectively.
We believe that based on our current financial position and available cash, cash equivalents, short-term investments, we will meet all our financial commitments and operating needs for at least the next twelve months. In addition, our $250,000 asset-based revolving credit facility provides us with additional liquidity and flexibility on a long-term basis.
Subsequent to quarter-end, on August 1, 2025, the Company made a voluntary early repayment of $7,500 on its term loan facility using cash on hand. This repayment was not contractually required and reflects the Company’s strong liquidity position and commitment to reducing leverage and interest expense over time. Under the terms of the Credit Agreement, the first scheduled principal repayment was not due until October 1, 2025.

Cash Flows
A summary of our cash provided by and used in operating, investing, and financing activities was as follows:
Operating Activities
Cash provided by operating activities was $47,635 for the six months ended June 30, 2025, compared to $93,801 in the same period of the prior year. The decrease in cash provided by operations was primarily driven by a decrease in net income and unfavorable changes to accounts payable, accrued expenses and other current liabilities, partially offset by favorable changes in accounts receivable.
Investing Activities
Cash used in investing activities was $377,856 for the six months ended June 30, 2025, which consisted of $371,554 related to the acquisition of the Kurt Geiger business (net of cash acquired), capital expenditures of $17,516 for leasehold improvements, new stores, and systems enhancements and $2,196 related to the acquisitions of joint ventures. This was partially offset by $13,410 related to proceeds from the sales of short-term investments.
Financing Activities
Cash provided by financing activities was $249,466 for the six months ended June 30, 2025, which primarily consisted of net transaction-related borrowings of $300,000, partially offset by dividends paid of $30,435, financing costs paid of $8,955 in connection with the Credit Agreement, net settlements of stock awards of $8,198.
Contractual and Other Obligations
Firm Commitments
Our contractual obligations as of June 30, 2025 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2025	2026-2027	2028-2029	2030 and after
Operating lease obligations(1)	$286,703	$35,119	$111,666	$68,973	$70,945
Purchase obligations(2)	304,870	304,870	—	—	—
Future minimum royalty and advertising payments(3)	9,000	3,000	6,000	—	—
Employment Agreements(4)	55,054	5,086	17,985	16,491	15,492
Total	$655,627	$348,075	$135,651	$85,464	$86,437
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

Off-Balance Sheet Arrangements
In addition to the commitments included in the Contractual Obligations table above, we have outstanding letters of credit of $829 outstanding as of June 30, 2025 related to the purchase of inventory and lease obligations. These letters of credit expire at various dates through 2030.
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
Dividends
On July 29, 2025, our Board of Directors approved a quarterly cash dividend. The quarterly dividend of $0.21 per share is payable on September 23, 2025 to stockholders of record as of the close of business on September 12, 2025.
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
As of June 30, 2025, we had outstanding borrowings of $300,000 under our new senior secured term loan facility under the Credit Agreement (See Note 15 – Credit Agreement), which bears interest at a variable rate based on a benchmark rate (e.g., Term SOFR) plus an applicable margin. Borrowings under our $250,000 revolving credit facility, if utilized in the future, would bear interest at variable rates. Our interest expense is therefore subject to fluctuations in market interest rates. A hypothetical 100 basis point increase in interest rates would increase annual interest expense by approximately $3,000 on our term loan balance, excluding the potential impact of any future borrowings under our revolving credit facility.
Our collection agency agreements with Rosenthal & Rosenthal, Inc. and CIT Group/Commercial Services, can be found in Note 16 – Factoring Agreements, respectively, to the Condensed Consolidated Financial Statements included in this Quarterly Report.
As of June 30, 2025, we held short-term investments valued at $140, which consist of time deposits. We have the ability to hold these investments until maturity.
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
The acquisition of Kurt Geiger significantly increases our exposure to foreign currency exchange rate risk. Kurt Geiger generates a substantial portion of its revenue and incurs significant expenses in British pounds sterling (GBP), while our consolidated financial statements are reporting in U.S. dollars (USD). As a result, our reporting results are subject to translation adjustments based on fluctuations in GBP/USD exchange rates. Additionally, future cash flows from Kurt Geiger’s operations may be affected by changes in foreign currency exchange rates. We actively monitor our foreign currency exposures and, from time to time, enter into hedging arrangements to mitigate the impact of exchange rate fluctuations on our financial results. However, these hedging activities may not fully offset our exposure to currency movements and could involve additional costs or risks.
As of June 30, 2025, we had entered into forward foreign exchange contracts with notional amounts totaling $112,893. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of June 30, 2025. As of June 30, 2025, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts, with all other variables held constant, would result in a net increase or decrease in the fair value of our derivatives portfolio of approximately $385, which is immaterial to the Condensed Consolidated Financial Statements.
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
As of June 30, 2025, the U.S. dollar had depreciated approximately 10.8% on a year-to-date basis, based on movements in the U.S. dollar index. While fluctuations in exchange rates can affect both our operating results and financial position, including the translation of results from our foreign subsidiaries, we have evaluated the impact of this deprecation and determined that these currency movements did not result in a material change in our overall foreign currency risk exposure as of the end of the quarter. We continue to monitor exchange rate developments and assess their potential effect on our financial results and hedging activities.

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
As permitted by the rules and regulations of the SEC, due to the timing of the closing of the acquisition of the Kurt Geiger business, our management's assessment as to the effectiveness of internal control over financial reporting did not include the internal controls of Mercury Acquisitions Topco Limited d/b/a Kurt Geiger, which we acquired on May 6, 2025. The acquired business constituted 30.8% of consolidated total assets as of June 30, 2025, and 7.9% of consolidated total revenue for the six months ended June 30, 2025.
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
Failure to successfully integrate the business and operations of Kurt Geiger could adversely affect our business, financial condition, results of operations, and future growth prospects.
On May 6, 2025, we completed our acquisition of Mercury Acquisitions Topco Limited, which is the ultimate parent company of the Kurt Geiger business (“Kurt Geiger”). Kurt Geiger is a designer and retailer of branded fashion footwear, handbags, and accessories with a presence in the United Kingdom and other international markets. Kurt Geiger is subject to complex and evolving legal, regulatory, tax, privacy, labor, and compliance regimes in the United Kingdom and other jurisdictions. Any failure to comply with these requirements or changes to applicable laws could result in increased compliance costs, legal exposure, or operational disruptions.
The success of this acquisition depends on our ability to integrate Kurt Geiger effectively into our existing business operations, and we may encounter significant challenges in doing so. Integrating the operations, systems, processes, and personnel of Kurt Geiger with our own, as well as ensuring compliance with applicable laws and regulations (including Section 404 of the Sarbanes-Oxley Act) in the U.S., UK, and other jurisdictions, will require substantial management time and attention and may divert resources from other priorities and initiatives. The integration process may involve complex operational, technological, and cultural challenges and could be more costly or time-consuming than anticipated.
There can be no assurance that we will be able to successfully integrate Kurt Geiger’s operations or achieve the expected strategic, operational, or financial benefits of the acquisition on the anticipated timeline, or at all, due to unforeseen integration challenges or market conditions. Failure to do so could result in lost revenue opportunities, unexpected operating costs, diminished profitability, and impairment of goodwill or other intangible assets recognized in connection with the acquisition. In addition, unsuccessful integration could adversely affect our business, reputation, or future growth prospects.
We have incurred indebtedness in connection with our acquisition of Kurt Geiger, which could limit our operational and financial flexibility, expose us to interest rate risk, and adversely affect our business, financial condition, and results of operations.
In connection with the financing of our acquisition of Kurt Geiger, we entered into a new senior secured credit facility consisting of a $300,000 term loan and a $250,000 revolving credit facility. The full amount of the term loan remains outstanding as of June 30, 2025. Prior to this acquisition, we had no amounts outstanding under our previous revolving credit facility and operated with a comparatively lower level of financial leverage.
Our increased debt levels will require us to dedicate a significant portion of our cash flow to the repayment of principal and interest, which will reduce funds available for working capital, capital expenditures, share repurchases, dividends, acquisitions, and other general corporate purposes. In addition, our new credit facilities bear interest at variable rates that are subject to market fluctuations. An increase in interest rates would increase our interest exposure and reduce our net income and cash flow.
Our credit agreement also includes covenants that impose certain operating and financial restrictions. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could permit acceleration of the outstanding debt and enforcement of security interests in our assets.

We have recorded goodwill and identifiable intangible assets in connection with our acquisition of Kurt Geiger, which could become impaired and adversely affect our financial results.
As part of our preliminary purchase price allocation in connection with the acquisition of Kurt Geiger, we recorded over $200,000 in goodwill and identifiable intangible assets on our Condensed Consolidated Balance Sheet. Under U.S. GAAP, we are required to test goodwill and indefinite-lived intangible assets at least annually for impairment, or more frequently if events or changes in circumstances indicate that they may be impaired. Intangible assets with finite lives are amortized over their useful lives and are subject to impairment testing if there are indicators of impairment.
Adverse changes in our business, the markets in which we operate, consumer demand, foreign currency exchange rates, competitive dynamics, macroeconomic conditions, or our failure to successfully integrate or achieve anticipated financial results for Kurt Geiger could result in the carrying amount of goodwill or other intangible assets exceeding their fair value. This would require us to recognize impairment charges, which could be material and which could adversely affect our results of operations and financial condition.
Any of these risks could have a material adverse effect on our business, financial condition, results of operations, or future growth prospects.
Additional tariffs on product imported to the United States, retaliatory trade actions taken by other countries, and resulting trade wars have had, and may continue to have, a material adverse impact on our business.
The Company’s business is impacted by, and subject to, risks related to tariffs and other trade policies put in place by the United States or other countries. In 2025, the U.S. government announced the imposition of additional tariffs and reciprocal tariffs on most goods imported into the United States. Multiple nations, including China, responded with reciprocal tariffs and other trade actions, which triggered the U.S. government to increase the reciprocal tariffs on countries that retaliated against the U.S. enacted trade policy. The U.S. accounted for 81.4% of our global sales in fiscal year 2024, with a substantial amount of our products imported to the United States primarily sourced from China, Vietnam, Cambodia, and other Asian countries impacted by reciprocal tariffs.
The recent enactment of tariffs by the government of the United States, along with the unpredictability of the tariff rates, poses a significant risk to our business operations, has, and may continue to, materially increase our costs and reduce our margins. The tariffs has, and may also lead to additional order cancellations and higher pricing for our products, reducing consumer demand and further impacting our sales volume. We are actively monitoring the impact of any tariffs that become effective, as well as potential retaliatory tariffs imposed by other countries. We are currently analyzing strategies that can be taken to moderate or minimize the effects of these trade actions, including evaluating the country of origin for sourcing product into the United States and diversifying our supply chain, negotiating with suppliers, and adjusting our pricing strategies. However, there can be no assurance that these measures will be successful, or that they will offset the negative impact of the tariffs on our business.
Given the uncertainty regarding scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the United States or other countries, the specific impact to our business, results of operations, cash flows, and financial condition is uncertain, but could continue to be material.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
($ in thousands, except par value and per share data)

The following table presents the total number of shares of our common stock, $0.0001 par value, purchased by us in the three months ended June 30, 2025, the average price paid per share, the amount of shares purchased pursuant to our Share Repurchase Program and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period pursuant to our Share Repurchase Program. See Note 7 – Share Repurchase Program to the Condensed Consolidated Financial Statements for further details on our Share Repurchase Program. During the three months ended June 30, 2025, there were no sales by us of unregistered shares of common stock.

(in thousands, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2025 - 4/30/2025	4	$26.75	—	$85,310
5/1/2025 - 5/31/2025	8	$21.28	—	$85,310
6/1/2025 - 6/30/2025	6	$24.70	—	$85,310
Total	18	$23.67	—
(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan, approved May 24, 2019, and which expires on February 24, 2029, and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (the term of which expired on April 6, 2019), each provide us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy all or part of the tax-withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax-withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the second quarter of 2025 in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements with an aggregate purchase price of approximately $428.
(2) The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions, the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On May 8, 2023, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $189,900, bringing the total authorization to $250,000. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the three months ended June 30, 2025, no shares of the Company's common stock were repurchased under the Share Repurchase Program. As of June 30, 2025, approximately $85,310 remained available for future repurchases under the Share Repurchase Program.

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 6. EXHIBITS

10.1
Amended and Restated Credit Agreement, dated as of May 6, 2025, among Steven Madden, Ltd., the other subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the SEC on May 7, 2025)

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) / Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Notes to Condensed Consolidated Financial Statements, and (vii) information set forth under Part II, Item 5, tagged as blocks of text*

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

Dated: August 5, 2025

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ZINE MAZOUZI
Zine Mazouzi
Chief Financial Officer and Executive Vice President of Operations