Form 10-Q
period 2025-09-30
STEVEN MADDEN, LTD.
filed 2025-11-10
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
Yes  ☐   No ☒

As of November 4, 2025, there were 72,657,937 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024	September 30, 2024
(in thousands, except par value)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,722	$189,924	$139,414
Short-term investments	140	13,484	11,064
Accounts receivable, net of allowances of $6,297, $4,670 and $4,068	91,285	45,653	56,297
Factor accounts receivable	333,198	348,659	426,408
Inventories	476,027	257,625	268,669
Prepaid expenses and other current assets	56,760	34,463	28,041
Income tax receivable and prepaid income taxes	26,582	4,887	14,950
Total current assets	1,092,714	894,695	944,843
Property and equipment, net	112,301	57,388	52,906
Operating lease right-of-use asset	220,656	139,695	148,391
Deposits and other	21,363	22,214	20,166
Deferred tax assets	1,389	610	609
Goodwill	273,836	183,737	181,905
Intangibles, net	277,268	113,432	108,308
Total Assets	$1,999,527	$1,411,771	$1,457,128
LIABILITIES
Current liabilities:
Accounts payable	$254,346	$206,889	$225,586
Accrued expenses and other current liabilities	237,736	142,452	150,067
Operating leases – current portion	55,957	43,172	43,812
Income taxes payable	16,351	6,147	12,435
Contingent payment liability – current portion	3,221	—	7,716
Accrued incentive compensation	4,591	15,061	13,347
Total current liabilities	572,202	413,721	452,963
Contingent payment liability – long-term portion	15,164	7,565	11,200
Operating leases – long-term portion	190,459	109,816	118,674
Long-term debt	293,828	—	—
Deferred tax liabilities	39,867	4,628	8,777
Other liabilities	1,872	44	5,448
Total Liabilities	1,113,392	535,774	597,062
Commitments, contingencies, and other (Note 13)
STOCKHOLDERS’ EQUITY
Preferred stock – $0.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $0.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $0.0001 par value, 245,000 shares authorized,137,978, 137,248 and 137,221 shares issued, 72,661, 72,157 and 72,192 shares outstanding	7	7	7
Additional paid-in capital	636,556	614,381	607,511
Retained earnings	1,763,633	1,787,851	1,768,209
Accumulated other comprehensive loss	(34,759)	(48,291)	(38,259)
Treasury stock – 65,317, 65,091 and 65,029 shares at cost	(1,514,596)	(1,506,229)	(1,503,545)
Total Steven Madden, Ltd. stockholders’ equity	850,841	847,719	833,923
Noncontrolling interest	35,294	28,278	26,143
Total stockholders’ equity	886,135	875,997	860,066
Total Liabilities and Stockholders’ Equity	$1,999,527	$1,411,771	$1,457,128

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net sales	$664,200	$621,170	$1,771,672	$1,693,446
Licensing fee income	3,675	3,505	8,737	7,163
Total revenue	667,875	624,675	1,780,409	1,700,609
Cost of sales (exclusive of depreciation and amortization)	390,500	365,131	1,050,740	999,121
Gross profit	277,375	259,544	729,669	701,488
Operating expenses	246,017	178,915	687,145	507,343
Change in valuation of contingent payment liability	—	(2,584)	(2,075)	5,616
Impairment of intangibles	—	8,635	—	10,335
Income from operations	31,358	74,578	44,599	178,194
Gain on derivative	—	—	9,252	—
Interest and other (expense) / income – net	(4,947)	1,400	(7,913)	4,309
Income before provision for income taxes	26,411	75,978	45,938	182,503
Provision for income taxes	4,593	19,390	21,572	44,404
Net income	21,818	56,588	24,366	138,099
Less: net income attributable to noncontrolling interest	1,290	1,310	2,892	3,510
Net income attributable to Steven Madden, Ltd.	$20,528	$55,278	$21,474	$134,589

Basic net income per share	$0.29	$0.78	$0.30	$1.88

Diluted net income per share	$0.29	$0.77	$0.30	$1.87

Basic weighted average common shares outstanding	70,906	70,806	70,850	71,516
Effect of dilutive securities – options/restricted stock	251	763	172	619
Diluted weighted average common shares outstanding	71,157	71,569	71,022	72,135

Cash dividends declared per common share	$0.21	$0.21	$0.63	$0.63

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(in thousands)	Pre-tax amounts	Tax expense	After-tax amounts	Pre-tax amounts	Tax benefit	After-tax amounts
Net income			$21,818			$24,366
Other comprehensive income:
Foreign currency translation adjustment	$4,546	$—	4,546	$18,011	$—	18,011
Income / (loss) on cash flow hedging derivatives	1,161	(313)	848	(4,000)	1,078	(2,922)
Total other comprehensive income	$5,707	$(313)	5,394	$14,011	$1,078	15,089

Comprehensive income			27,212			39,455
Less: comprehensive income attributable to noncontrolling interests			1,661			4,449
Comprehensive income attributable to Steven Madden, Ltd.			$25,551			$35,006

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(in thousands)	Pre-tax amounts	Tax benefit	After-tax amounts	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$56,588			$138,099
Other comprehensive income / (loss):
Foreign currency translation adjustment	$(81)	$—	(81)	$(9,446)	$—	(9,446)
(Loss) / income on cash flow hedging derivatives	(1,039)	261	(778)	482	(121)	361
Total other comprehensive loss	$(1,120)	$261	(859)	$(8,964)	$(121)	(9,085)

Comprehensive income			55,729			129,014
Less: comprehensive income attributable to noncontrolling interests			1,964			3,638
Comprehensive income attributable to Steven Madden, Ltd.			$53,765			$125,376

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
(in thousands, except per share data)	Shares	Amount				Shares	Amount
Balance - June 30, 2025	72,651	$7	$629,071	$1,758,361	$(39,782)	65,310	$(1,514,427)	$30,133	$863,363
Common stock repurchased and net settlements of restricted stock awards	(7)	—	—	—	—	7	(169)	—	(169)
Issuance of restricted stock, net of forfeitures	17	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	7,485	—	—	—	—	—	7,485
Foreign currency translation adjustment	—	—	—	—	4,175	—	—	371	4,546
Cash flow hedge (net of tax expense of $313)	—	—	—	—	848	—	—	—	848
Dividends on common stock ($0.21 per share)	—	—	—	(15,256)	—	—	—	—	(15,256)
Investment of noncontrolling interest	—	—	—	—	—	—	—	3,500	3,500
Net income	—	—	—	20,528	—	—	—	1,290	21,818
Balance - September 30, 2025	72,661	$7	$636,556	$1,763,633	$(34,759)	65,317	$(1,514,596)	$35,294	$886,135

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
(in thousands, except per share data)	Shares	Amount				Shares	Amount
Balance - December 31, 2024	72,157	$7	$614,381	$1,787,851	$(48,291)	65,091	$(1,506,229)	$28,278	$875,997
Common stock repurchased and net settlements of restricted stock awards	(226)	—	—	—	—	226	(8,367)	—	(8,367)
Issuance of restricted stock, net of forfeitures	730	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	22,175	—	—	—	—	—	22,175
Foreign currency translation adjustment	—	—	—	—	16,454	—	—	1,557	18,011
Cash flow hedge (net of tax benefit of $1,078)	—	—	—	—	(2,922)	—	—	—	(2,922)
Dividends on common stock ($0.63 per share)	—	—	—	(45,692)	—	—	—	—	(45,692)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(2,946)	(2,946)
Investment of noncontrolling interest	—	—	—	—	—	—	—	5,513	5,513
Net income	—	—	—	21,474	—	—	—	2,892	24,366
Balance - September 30, 2025	72,661	$7	$636,556	$1,763,633	$(34,759)	65,317	$(1,514,596)	$35,294	$886,135

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
(in thousands, except per share data)	Shares	Amount				Shares	Amount
Balance - June 30, 2024	72,606	$7	$600,222	$1,728,102	$(36,746)	64,574	$(1,483,306)	$24,077	$832,356
Common stock repurchased and net settlements of restricted stock awards	(455)	—	—	—	—	455	(20,239)	—	(20,239)
Exercise and net settlement of stock options	8	—	337	—	—	—	—	—	337
Issuance of restricted stock, net of forfeitures	33	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,952	—	—	—	—	—	6,952
Foreign currency translation adjustment	—	—	—	—	(735)	—	—	654	(81)
Cash flow hedge (net of tax benefit of $261)	—	—	—	—	(778)	—	—	—	(778)
Dividends on common stock ($0.21 per share)	—	—	—	(15,171)	—	—	—	—	(15,171)
Divestiture of business	—	—	—	—	—	—	—	102	102
Net income	—	—	—	55,278	—	—	—	1,310	56,588
Balance - September 30, 2024	72,192	$7	$607,511	$1,768,209	$(38,259)	65,029	$(1,503,545)	$26,143	$860,066

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
(in thousands, except per share data)	Shares	Amount				Shares	Amount
Balance - December 31, 2023	73,681	$7	$586,155	$1,679,500	$(29,046)	62,790	$(1,407,018)	$18,434	$848,032
Common stock repurchased and net settlements of restricted stock awards	(2,219)	—	—	—	—	2,219	(95,681)	—	(95,681)
Exercise and net settlement of stock options	34	—	1,825	—	—	20	(846)	—	979
Issuance of restricted stock, net of forfeitures	696	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	19,531	—	—	—	—	—	19,531
Foreign currency translation adjustment	—	—	—	—	(9,574)	—	—	128	(9,446)
Cash flow hedge (net of tax expense of $121)	—	—	—	—	361	—	—	—	361
Dividends on common stock ($0.63 per share)	—	—	—	(45,880)	—	—	—	—	(45,880)
Investment of noncontrolling interest	—	—	—	—	—	—	—	3,969	3,969
Divestiture of business	—	—	—	—	—	—	—	102	102
Net income	—	—	—	134,589	—	—	—	3,510	138,099
Balance - September 30, 2024	72,192	$7	$607,511	$1,768,209	$(38,259)	65,029	$(1,503,545)	$26,143	$860,066

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$24,366	$138,099
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	22,175	19,531
Depreciation and amortization	25,108	14,736
Amortization of debt issuance costs	725	—
Loss on disposal of fixed assets	180	112
Impairment of intangibles	—	10,335
Loss on divestiture of business	—	3,199
Change in valuation of contingent payment liability	(2,075)	5,616
Amortization of inventory step-up and other	21,267	(48)
Changes, net of acquisitions, in:
Accounts receivable	(11,614)	(15,794)
Factor accounts receivable	17,184	(108,276)
Inventories	(40,673)	(39,064)
Prepaid expenses, income tax receivables, prepaid taxes, and other assets	(19,146)	(864)
Accounts payable, accrued expenses, and other current liabilities	47,905	66,853
Accrued incentive compensation	(10,574)	1,382
Leases and other liabilities	(3,756)	(1,572)
Net cash provided by operating activities	71,072	94,245

Cash flows from investing activities:
Capital expenditures	(32,338)	(16,642)
Purchases of short-term investments	—	(12,840)
Maturity / sale of short-term investments	13,410	16,654
Acquisition of businesses, net of cash acquired	(371,554)	(4,259)
Other investing activities	(2,379)	372
Net cash used in investing activities	(392,861)	(16,715)

Cash flows from financing activities:
Common stock repurchased and net settlements of stock awards	(8,367)	(95,788)
Proceeds from exercise of stock options	—	1,086
Investment of noncontrolling interest	3,500	—
Borrowings under credit facilities	437,500	—
Repayments under credit facilities	(137,500)	—
Financing costs paid	(8,955)	—
Cash dividends paid on common stock	(45,692)	(45,880)
Distribution of noncontrolling interest	(2,946)	—
Net cash provided by / (used in) financing activities	237,540	(140,582)
Effect of exchange rate changes on cash and cash equivalents	3,047	(2,174)
Net decrease in cash and cash equivalents	(81,202)	(65,226)
Cash and cash equivalents – beginning of period	189,924	204,640
Cash and cash equivalents – end of period	$108,722	$139,414

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6,714	$—
Acquisition-related proceeds to certain sellers	$38,819	$—

See accompanying notes to condensed consolidated financial statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2025
(in thousands except per share data)

Note 1 – Basis of Reporting
The accompanying unaudited condensed consolidated financial statements of Steven Madden, Ltd. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2024 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 3, 2025.
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
Note 3 – Acquisitions and Joint Ventures
Acquisitions
Acquisition of Kurt Geiger
On May 6, 2025 (the “Acquisition Date”), the Company, through its wholly owned subsidiary, SML UK Holding Ltd, completed the acquisition of the entire issued share capital of Mercury Acquisitions Topco Limited (“MATL”) for an aggregate preliminary purchase price of $403,348, which includes cash consideration of $390,453 paid at closing and $12,895 of contingent consideration as described further below, pursuant to the terms of the sale and purchase deed. The purchase price included payments made by the Company for the settlement of MATL’s previously outstanding third-party bank debt and the reimbursement of certain seller-incurred transaction costs, in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The equity interests of MATL were previously held by various institutional shareholders, including the Fifth Cinven Fund, Bain & Company, Inc., and Squam Lake Investors X LP (BGPI), as well as certain management shareholders.
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
September 30, 2025
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
As a result of the acquisition, MATL became a wholly-owned subsidiary of the Company. Accordingly, the results of MATL have been included in the Company’s consolidated financial statements since the Acquisition Date. Results of MATL are allocated to the Company’s existing reportable segments based on the sales channel and product category (Wholesale Footwear, Wholesale Accessories/Apparel, Direct-to-Consumer, Licensing) that generated the revenue. For the three months ended September 30, 2025 and the nine month period beginning with the Acquisition Date and ended September 30, 2025, MATL contributed revenue of $135,493 and $223,509, respectively, and had net loss of $15,320 and $61,576, respectively.
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

Balance Sheet Classification	Fair Value
Cash and cash equivalents	$18,899
Accounts receivable	29,904
Inventories	182,895
Operating lease right-of-use asset	65,714
Prepaid expenses and other current assets	14,972
Income tax receivable and prepaid income taxes	3,350
Property and equipment, net	39,320
Intangibles, net	165,568
Accounts payable	(51,249)
Accrued expenses	(35,811)
Income taxes payable	(1,770)
Operating leases – current portion	(8,603)
Operating leases – long-term portion	(68,251)
Deferred tax liabilities	(35,757)
Total fair value excluding goodwill	319,181
Goodwill	84,167
Net assets acquired	$403,348
The Company is in the process of completing its purchase price allocation. Accordingly, the purchase price allocation, as shown in the table above, is considered preliminary. The Company expects to obtain the information necessary to finalize the purchase price allocation during the measurement period, not to exceed one year from the Acquisition Date as permitted under

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2025
(in thousands except per share data)
ASC 805. Any changes to the preliminary estimates of the fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill in the period they occur.
Intangible Assets
The components of intangible assets acquired in connection with the Kurt Geiger acquisition were as follows:

Intangible Asset	Estimated Lives	Amortization Method	Estimated Fair Value
Trademark	Indefinite	N/A	$114,987
Customer relationships	15-20 years	Straight-line	50,581
Total intangible assets			$165,568
Goodwill
In connection with the Kurt Geiger acquisition, the Company recognized $84,167 of goodwill, which represents the excess of the purchase price over the fair values of the net assets acquired and liabilities assumed. Goodwill recognized as part of the acquisition is primarily attributable to expected synergies, the assembled workforce, the expansion of the Company’s international footprint, and opportunities to grow complementary product categories. The goodwill arising from this acquisition is not expected to be deductible for income tax purposes. The Company expects that the goodwill will be allocated to its Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer reporting units and is in the process of determining the final allocation, which will be performed in a systematic manner and completed within the one-year measurement period, as permitted under ASC 805.
Transactions Related to the Business Combination
In accordance with ASC 805, the following transactions were identified in connection with the acquisition of Kurt Geiger.
▪Acquisition-Related Costs: Acquisition-related costs were expensed as incurred. During the three and nine months ended September 30, 2025, the Company recognized $325 and $10,726 of such costs, which were related to financial advisory, legal, accounting and other professional fees and were included within operating expenses in the Company’s Condensed Consolidated Statements of Operations.
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
▪Deferred Acquisition-Related Proceeds to Certain Sellers: As part of the acquisition, certain management sellers deferred a portion of their proceeds for their equity interests. These deferred payments represent contingent consideration under ASC 805, as payment is contingent upon the achievement of specified EBITA targets in each of the five years following the acquisition. The estimated fair value of the total potential post-closing payments is $12,895, and the arrangement is structured to pay out annually. The Company recognized a liability for the estimated contingent consideration, with $3,221 included in contingent payment liability - current portion and $9,674 included in contingent payment liability - long-term portion on the Company's Condensed Consolidated Balance Sheets as of the Acquisition Date. There was no change in fair value of the contingent consideration as of and for the year ended September 30, 2025. The maximum consideration which can be paid over the consideration period of five years is

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2025
(in thousands except per share data)
approximately $16,600 and there are no minimum payments required. See Note 5 – Fair Value Measurements for more information.
▪Transaction Incentive Plan: In connection with the acquisition, the Company implemented a Transaction Incentive Plan (“TIP”) to secure management sellers’ commitment to closing the transaction, encourage the retention of management sellers and other key employees, and incentivize long-term operating performance. Institutional sellers do not participate in the TIP. Under the TIP, each participant was issued six classes of shares (which we refer to as "Growth Shares") in SML UK Holding Ltd, with each class subject to a graded vesting schedule based on the achievement of specified EBITA performance targets over five separate annual measurement periods beginning July 1, 2025 and a cumulative measurement period from July 1, 2025 to June 30, 2030, with certain conditions tied to continued employment through the applicable vesting dates. Any payouts based on the satisfaction of the performance and service conditions will be made following the end of each applicable annual performance period, subject to a review and approval process in accordance with the terms of the TIP. Given the exclusion of institutional sellers from participation and the presence of certain service conditions, the Company determined that the TIP represents compensation for post-combination services, rather than deferred purchase consideration. See Note 10 – Share-Based Compensation for further information.
Pro Forma Financial Information
The following unaudited pro forma financial information for the three and nine months ended September 30, 2025 and 2024 combines the historical results of Steven Madden, Ltd. and Mercury Acquisitions Topco Limited, assuming that the companies were combined as of January 1, 2024. The pro forma financial information includes various adjustments to reflect business combination accounting effects, including depreciation and amortization charges from acquired tangible and intangible assets, interest expense from the debt financing related to funding the acquisition, acquisition-related transaction costs, acquisition-related compensation costs, and tax-related effects. The pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2024, nor are they indicative of future operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$668,109	$750,683	$1,931,959	$2,065,069
Net income	42,469	53,101	89,408	67,351
Acquisition of Hosiery Business
In March 2024, the Company acquired the Steve Madden and Betsey Johnson hosiery divisions ("hosiery business") of Gina Group LLC (“Gina”). Gina has been the exclusive licensee of the hosiery category for Steve Madden and Betsey Johnson brands and such license agreements were terminated in conjunction with the acquisition. The assets of the hosiery business were acquired for cash consideration of $4,259 and the assets acquired included inventories of $2,168, reacquired rights of $1,450, and goodwill of $641. The results of the hosiery business have been included in the consolidated financial statements since the date of acquisition within the Wholesale Accessories/Apparel segment.
These acquisitions were accounted for in accordance with ASC 805, which requires that the total cost of an acquisition be allocated to tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.
Joint Ventures
Greater China Joint Venture
In August 2025, the Company, through its subsidiary, Madden Asia Holding Limited, entered into a joint venture agreement with Glamear Trading Limited, a leading distributor of luxury and retail goods in the Greater China region. The Company acquired a 50% controlling financial interest in the newly formed entity, MG Distribution Hong Kong Limited,

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2025
(in thousands except per share data)
through a capital contribution of $3,500. This joint venture was formed to expand the distribution of the Company’s products across China, Hong Kong, and Macau. The results of this joint venture are included within the Direct-to-Consumer segment.
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
Malaysia Joint Venture
In January 2025, the Company, through its subsidiary, Madden Asia Holding Limited, entered into an agreement with Envico Enterprise Sdn. Bhd., a leading distributor of luxury and retail goods in Southeast Asia, to acquire an additional 2.0% equity interest in SM Distribution Malaysia Sdn. Bhd. for cash consideration of $5. This joint venture was originally formed in July 2022, at which time the Company held a 49.0% non-controlling interest. With the acquisition of the additional 2.0% interest, the Company now holds a 51.0% controlling financial interest and has consolidated the joint venture’s financial results beginning in the first quarter of 2025. The acquisition resulted in the recognition of goodwill of $1,829. This joint venture engages in the distribution of the Company's products across Malaysia through the direct-to-consumer channel. The results of this joint venture are included within the Direct-to-Consumer segment.
SM Distribution Latin America S. de R.L
In June 2024, the Company, through its subsidiary, Madden Asia Holding Limited, formed a joint venture ("SM Distribution Latin America S. de R.L.") with Steve International Inc. SM Distribution Latin America S. de R.L. is the exclusive distributor of the Company's products in various countries throughout Latin America. In connection with the transaction, the Company acquired a 51.0% controlling financial interest in SM Distribution Latin America S. de R.L. through a contribution of $4,131. Since the date of acquisition, the Company has consolidated SM Distribution Latin America S. de R.L. into its financial results in accordance with ASC Topic 810 “Consolidation” ("ASC 810"). The results of this joint venture are included within the Wholesale Footwear and Direct-to-Consumer segments.
SM Fashion d.o.o. Beograd
In May 2024, the Company, through its subsidiary, Madden Europe Holding BV, formed a joint venture ("SM Fashion d.o.o. Beograd") with Milija Babovic, the exclusive distributor of the Company's products in various countries throughout Southeastern Europe. In connection with the transaction, the Company acquired 50.01% controlling financial interest in SM Fashion d.o.o. Beograd and paid a nominal contribution. Since the date of acquisition, the Company has consolidated SM Fashion d.o.o. Beograd into its financial results in accordance with ASC 810. The results of this joint venture are included within the Wholesale Footwear and Direct-to-Consumer segments.
Divestitures
Divestiture of GREATS® Business
On August 13, 2024, the Company completed the sale of substantially all of the assets and liabilities related to one of its subsidiaries, Greats Brand Inc. ("GREATS®"), to an unrelated third party, Unified Commerce Group Ltd. ("UCG"), in exchange for a minority interest in UCG with an estimated fair value of approximately $4,020.
The Company determined that GREATS® met the definition of a business under ASC 805, Business Combinations. The transaction resulted in the deconsolidation of GREATS® from the Company’s consolidated financial statements and the recognition of a loss on sale in the amount of $3,199, which was included within operating expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024. Prior to the divestiture, GREATS~~®~~ was primarily part of our Direct-to-Consumer segment.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2025
(in thousands except per share data)
The Company determined that its minority interest in UCG does not give the Company significant influence over UCG. Consequently, the Company accounted for the investment under ASC 321, Investments – Equity Securities, and elected to apply the measurement alternative, which allows the Company to initially record the investment at cost and subsequently remeasure the investment at fair value upon observable price changes in orderly transactions for the identical or a similar investment of the same issuer or impairment, if any. The investment was included within deposits and other on our Condensed Consolidated Balance Sheet as of September 30, 2025.
Note 4 – Short-Term Investments
Short-term investments consist of securities which the Company expects to convert into cash within one year, including time deposits with original maturities greater than three months but less than or equal to one year. As of September 30, 2025 and December 31, 2024, short-term investments amounted to $140 and $13,484, respectively.
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
The Company’s financial assets and liabilities subject to fair value measurements as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025				December 31, 2024
	Fair value	Level 1	Level 2	Level 3	Fair value	Level 1	Level 2	Level 3
Assets:
Forward contracts	$352	—	$352	—	$2,175	—	$2,175	—
Total assets	$352	$—	$352	$—	$2,175	$—	$2,175	$—
Liabilities:
Contingent payment liability(1)(2)	$18,385	$—	$—	$18,385	$7,565	$—	$—	$7,565
Forward contracts	3,062	—	3,062	—	816	—	816	—
Total liabilities	$21,447	$—	$3,062	$18,385	$8,381	$—	$816	$7,565
(1) As of September 30, 2025, $3,221 was recorded in contingent payment liability - current portion and $15,164 was recorded in contingent payment liability - long-term portion.
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2025
(in thousands except per share data)
The following table provides a reconciliation of the beginning and ending balances for the contingent payment liabilities included within Level 3 of the fair value hierarchy for the periods ended September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Balance at beginning of year	$7,565	$13,300
Adjustments(1)	(2,075)	2,722
Acquisitions	12,895	90
Payments(2)	—	(8,547)
Balance at end of period	$18,385	$7,565
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
As of September 30, 2025 and December 31, 2024, the fair value of the contingent payment liability related to the acquisition of Almost Famous was $5,400 and $7,475, respectively. The fair value was determined using a Monte Carlo simulation model, which estimates the probability of various financial outcomes during the measurement period. The model utilized discount rates of 15.0% and 17.5% as of September 30, 2025 and December 31, 2024, respectively. The change in fair value of the contingent payment liability reflects revisions to the forecasted operating results over the measurement period.
As of September 30, 2025 and December 31, 2024, the fair value of the contingent payment liability related to the acquisition of ATM was $90 in both periods. The fair value was determined using a Monte Carlo simulation model, utilizing a discount rate of 10.7% and 12.6% as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025, the fair value of the contingent payment liability related to the acquisition of Mercury Acquisitions Topco Limited was $12,895. The fair value was based on a probability-weighted expected return method that considers the expected future payments. See Note 3 – Acquisitions and Joint Ventures for further information.

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
September 30, 2025
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
The following table presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024:

	Balance Sheet Classification	September 30, 2025	December 31, 2024
Assets:
Noncurrent	Operating lease right-of-use asset	$220,656	$139,695

Liabilities:
Current	Operating leases – current portion	$55,957	$43,172
Noncurrent	Operating leases – long-term portion	190,459	109,816
Total operating lease liabilities		$246,416	$152,988

Weighted-average remaining lease term		5.7 years	4.5 years
Weighted-average discount rate		5.4%	5.3%
The following table presents the composition of lease costs during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$17,343	$12,852	$46,605	$36,163
Variable lease cost	557	792	1,493	2,374
Short-term lease cost	381	—	537	—
Less: sublease income	68	66	204	130
Total lease cost(1)	$18,213	$13,578	$48,431	$38,407
(1) Included in operating expenses in the Company's Condensed Consolidated Statements of Operations.
The following table presents supplemental cash and non-cash information related to the Company's operating leases during the three and nine months ended September 30, 2025 and 2024:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2025
(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases(1)	$17,782	$13,069	$46,493	$37,155
Noncash transactions
Right-of-use asset obtained in exchange for new operating lease liabilities	$14,424	$15,628	$119,443	$58,348
Right-of-use asset noncash lease expense(1)	$15,761	$10,717	$37,211	$32,740
(1) Included in leases and other liabilities in the Condensed Consolidated Statement of Cash Flows.

Future Minimum Lease Payments

The following table presents future minimum lease payments for each of the next five years and the total for the remaining years as of September 30, 2025:

2025 (remaining three months)	$18,123
2026	64,982
2027	52,174
2028	42,525
2029	31,233
Thereafter	78,593
Total minimum lease payments	287,630
Less: imputed interest	41,214
Total lease liabilities	$246,416
Note 7 – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions, the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On May 8, 2023, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $189,900, bringing the total authorization to $250,000. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the three and nine months ended September 30, 2025, no shares of the Company's common stock were repurchased under the Share Repurchase Program. During the three and nine months ended September 30, 2024, an aggregate of 449 and 2,090 shares of the Company's common stock, excluding net settlements of employee stock awards, were repurchased under the Share Repurchase Program, at a weighted average price per share of $44.56 and $43.15, for an aggregate purchase price of approximately $19,994 and $90,153, respectively. As of September 30, 2025, approximately $85,310 remained available for future repurchases under the Share Repurchase Program.

The Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (as further amended, the "2006 Plan"), which expired on April 6, 2019, and the Steven Madden, Ltd. 2019 Incentive Compensation Plan, as amended (the "2019 Plan"), both provide the Company with the right to deduct or withhold, or require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding and/or option cost obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2025
(in thousands except per share data)
to the employee's withholding tax obligation and/or option cost. During the three and nine months ended September 30, 2025, an aggregate of 7 and 226 shares, respectively, were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements, at an average price per share of $25.48 and $37.00, for an aggregate purchase price of approximately $169 and $8,367, respectively. During the three and nine months ended September 30, 2024, an aggregate of 6 and 149 shares, respectively, were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements and option costs, at an average price per share of $42.92 and $42.70, for an aggregate purchase price of approximately $245 and $6,374, respectively.
Note 8 – Net Income Per Share of Common Stock

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 1,751 shares for the period ended September 30, 2025, compared to 1,646 shares for the period ended September 30, 2024. Diluted net income per share reflects: a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the assumed proceeds, which are deemed to be the proceeds from the exercise plus compensation cost not yet recognized attributable to future services using the treasury method, were used to purchase shares of the Company’s common stock at the average market price during the period, b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive, and c) issued performance-based awards to the extent that the underlying performance conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income attributable to Steven Madden, Ltd.	$20,528	$55,278	$21,474	$134,589

Basic net income per share	$0.29	$0.78	$0.30	$1.88

Diluted net income per share	$0.29	$0.77	$0.30	$1.87

Weighted average common shares outstanding:
Basic	70,906	70,806	70,850	71,516
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	251	763	172	619
Diluted	71,157	71,569	71,022	72,135
For the three and nine months ended September 30, 2025, options to purchase approximately 12 and 4 shares of common stock, in each period, have been excluded from the calculation of diluted net income per share as the result would have been anti-dilutive. For the three and nine months ended September 30, 2024, options to purchase approximately 32 and 26 shares of common stock have been excluded from the calculation of diluted net income per share as the result would have been anti-dilutive.
For the three and nine months ended September 30, 2025, 213 and 265 restricted shares were excluded from the calculation of diluted net income per share, compared to approximately zero and five shares that were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2024, as the result would have been anti-dilutive. The Company had certain contingently issuable performance awards outstanding that did not meet the performance conditions as of September 30, 2025 and 2024 and, therefore, were excluded from the calculation of diluted net

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2025
(in thousands except per share data)
income per common share for the three and nine months ended September 30, 2025 and 2024. The number of potentially dilutive shares that could be issued upon vesting for these performance-based awards was immaterial as of both September 30, 2025 and 2024. These amounts were also excluded from the computation of weighted average potentially dilutive securities.
Note 9 – Income Taxes

The Company’s provision for income taxes for the three and nine months ended September 30, 2025 and 2024 is based on the estimated annual effective tax rate, plus or minus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income before provision for income taxes	$26,411	$75,978	$45,938	$182,503
Provision for income taxes	$4,593	$19,390	$21,572	$44,404
Effective tax rate	17.4%	25.5%	47.0%	24.3%

The difference between the Company’s effective tax rates of 17.4% and 25.5% for the three months ended September 30, 2025 and September 30, 2024, respectively, was primarily due to changes in non-deductible expenses related to the acquisition of the Kurt Geiger business as a result of our transaction cost analysis.
The difference between the Company’s effective tax rates of 47.0% and 24.3% for the nine months ended September 30, 2025 and September 30, 2024, respectively, was primarily due to non-deductible expenses related to the acquisition of the Kurt Geiger business.
The Company recognizes interest and penalties, if any, related to uncertain income tax positions in income tax expense. Accrued interest and penalties on unrecognized tax benefits, and interest and penalty expense are immaterial to the condensed consolidated financial statements.
The Company files income tax returns in the U.S. for federal, state, and local purposes, and in certain foreign jurisdictions. The Company's tax years 2022 through 2024 remain open to examination by most taxing authorities.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which contains certain revisions to the Internal Revenue Code, including a 15% corporate minimum income tax for tax years beginning after December 31, 2022. While the 15% corporate minimum income tax has no effect on the Company’s results of operations in the near term, the Company will continue to evaluate its impact on future years. The IRA also assesses a 1% excise tax on repurchases of corporate stock which impacts the Company’s stock repurchases effective January 1, 2023. There was no excise tax recorded as an incremental cost in treasury stock on the Company's Condensed Consolidated Balance Sheets for the three and nine months ended September 30, 2025. The excise tax recorded as an incremental cost in treasury stock on the Company's Condensed Consolidated Balance Sheets was $189 and $787 for the three and nine months ended September 30, 2024.
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
As of September 30, 2025 the total amount of unrecognized tax benefits was approximately $1,770. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits. It is reasonably possible that the unrecognized tax benefits will decrease in the next twelve months.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2025
(in thousands except per share data)
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which includes a broad range of tax reform provisions as well as the extension of certain Tax Cuts and Job Act provisions that were set to expire. We have accounted for the OBBBA tax law changes, which did not have a material impact on our estimated annual effective tax rate in 2025.
Note 10 – Share-Based Compensation

The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan, and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

Common stock authorized(1)	19,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(11,027)
Common stock available for grant of stock-based awards as of September 30, 2025	7,973
(1) On May 22, 2024, the stockholders of the Company approved amendments to the Steven Madden, Ltd. 2019 Plan to, among other things, increase the number of shares of Company common stock available for issuance under the 2019 Plan. As amended, the 2019 Plan provides that up to a total of 19,000 shares of the Company’s common stock may be issued thereunder.
In addition, vested and unvested options to purchase 1 share of common stock and 133 shares of unvested restricted stock awarded under the 2006 Plan were outstanding as of September 30, 2025.
Total equity-based compensation for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock	$5,859	$5,738	$17,345	$16,502
Stock options	426	647	1,639	1,797
Performance-based awards	1,200	567	3,191	1,232
Total	$7,485	$6,952	$22,175	$19,531
Equity-based compensation is included in operating expenses in the Company’s Condensed Consolidated Statements of Operations.
Stock Options
Cash proceeds and intrinsic values related to total stock options exercised during the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Proceeds from stock options exercised	$—	$337	$—	$1,086
Intrinsic value of stock options exercised	$—	$34	$—	$540
During the three and nine months ended September 30, 2025, options to purchase 57 shares vested with a weighted average exercise price of $24.73 and options to purchase 182 shares vested with a weighted average exercise price of $36.11 vested, respectively. During the three and nine months ended September 30, 2024, options to purchase 57 shares vested with a weighted average exercise price of $41.26 and options to purchase approximately 195 shares vested with a weighted average exercise price of $34.91, respectively. As of September 30, 2025, there were unvested options relating to 230 shares of common stock outstanding with a total of $1,317 of unrecognized compensation cost and an average vesting period of 1.2 years.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2025
(in thousands except per share data)
The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of options granted, which requires several assumptions. The expected term of the options represents the estimated period of time until exercise and is based on the historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is based on the Company's annualized dividend per share amount divided by the Company's stock price. The following weighted average assumptions were used for stock options granted during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Volatility	33.6% to 38.5%	34.1% to 47.4%
Risk free interest rate	3.7% to 4.3%	4.0% to 4.6%
Expected life in years	3.0 to 4.0	3.0 to 4.0
Dividend yield	3.6%	2.0%
Weighted average fair value	$6.12	$13.22
Activity relating to stock options granted under the Company’s plans during the nine months ended September 30, 2025 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	1,268	$36.82
Granted	260	25.04
Expired	(34)	36.10
Outstanding at September 30, 2025	1,494	$34.79	2.7 years	$3,673
Exercisable at September 30, 2025	1,265	$36.22	2.0 years	$1,895
Activity relating to stock options granted under the Company’s plans during the nine months ended September 30, 2024 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	1,119	$35.62
Granted	233	41.32
Exercised	(54)	33.64
Forfeited	(8)	34.54
Expired	(2)	$46.47
Outstanding at September 30, 2024	1,288	$36.72	2.9 years	$15,799
Exercisable at September 30, 2024	1,075	$35.84	2.6 years	$14,135

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2025
(in thousands except per share data)
Restricted Stock
The following table summarizes restricted stock activity during the nine months ended September 30, 2025 and 2024:

	2025		2024
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1,	1,543	$38.89	1,278	$35.44
Granted	779	32.51	716	42.16
Vested	(520)	39.09	(328)	34.37
Forfeited	(51)	35.54	(20)	37.09
Outstanding at September 30,	1,751	$36.09	1,646	$38.53
As of September 30, 2025, the Company had $47,448 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average period of 3.2 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.
The fair values of the restricted stock that vested during the nine months ended September 30, 2025 and 2024 were $20,328 and $11,287, respectively.
Performance-Based Awards
The Company issues performance-based awards to certain employees, the vesting of which is subject to the employee’s continuing employment and the Company's achievement of certain performance goals. In the first quarters of 2025 and 2024, the Company issued 150 and 86, performance shares (at target), respectively, with a weighted average grant date fair value of $26.05 and $41.63, respectively, that are eligible to be earned over a three-year performance period from January 1, 2025 through December 31, 2027 and January 1, 2024 through December 31, 2026, respectively. During the three and nine months ended September 30, 2025 and 2024, the Company estimated that the probable outcome of the performance conditions, based on performance through such date, was that the performance shares will be earned at 185% of the target level. The corresponding expense for the year ended September 30, 2025 is reflected in the stock-based compensation under performance-based awards.
As of September 30, 2025, $8,330 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized using the accelerated attribution method over a weighted-average period of 1.9 years.
No performance-based shares vested in the three and nine months ended September 30, 2025 and 2024.
Transaction Incentive Plan ("TIP") Award
In connection with the Kurt Geiger acquisition, the Company implemented a Transaction Incentive Plan (“TIP”) under which each participant was issued six classes of “Growth Shares” in SML UK Holding Ltd. Each class is subject to a graded vesting schedule based on the achievement of specified EBITA performance targets over five separate annual measurement periods beginning July 1, 2025, or a cumulative measurement period from July 1, 2025 to June 30, 2030, as well as certain conditions of continued employment through the applicable vesting dates. Upon achievement, the Growth Shares will be settled in cash, and thus, are liability-classified and will be remeasured at fair value at each reporting date until settlement.
The total grant-date fair value of each class of Growth Shares of $10,590 was determined using a Monte Carlo simulation model, which incorporates assumptions regarding the Company’s forecasted financial performance, risk-free interest rates, expected volatility, and other relevant market inputs. The Company recognizes compensation expense for Growth Shares if and when the Company concludes that it is probable that the performance condition will be achieved.
For the three and nine months ended September 30, 2025, no compensation expense has been recognized.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2025
(in thousands except per share data)
Note 11 – Goodwill and Other Intangible Assets
The following provides a rollforward of the carrying amount of goodwill by reporting unit for the period ended September 30, 2025:

	Wholesale Footwear	Wholesale Accessories/ Apparel	Direct-to-Consumer	Net Carrying Amount
Balance at January 1, 2025	$90,001	$75,583	$18,153	$183,737
Acquisitions(1)(2)(3)	17,300	8,638	62,603	88,541
Translation	822	(7)	743	1,558
Balance at September 30, 2025	$108,123	$84,214	$81,499	$273,836
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
(3) During the second quarter of 2025, the Company completed the acquisition of Mercury Acquisitions Topco Limited, which resulted in the recognition of goodwill of $84,167 allocated to the Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer segments. Refer to Note 3 – Acquisitions and Joint Ventures for further information.
The following table details identifiable intangible assets as of September 30, 2025:

	Estimated Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	10-20 years	$16,075	$(16,075)	$—
Customer relationships(1)	10-20 years	112,605	(33,662)	78,943
Re-acquired rights	2 years	1,450	(1,252)	198
Total finite-lived other intangible assets		130,130	(50,989)	79,141
Re-acquired right	indefinite	25,085	—	25,085
Trademarks(1)	indefinite	173,042	—	173,042
Total indefinite-lived other intangible assets		198,127	—	198,127
Total other intangible assets		$328,257	$(50,989)	$277,268
(1) During the second quarter of 2025, the Company acquired trademarks of $114,987 and customer relationships of $50,581 in connection with its acquisition of Mercury Acquisitions Topco Limited. Refer to Note 3 – Acquisitions and Joint Ventures for further information.
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2025
(in thousands except per share data)
Evaluation of Impairment
The Company evaluates its goodwill and indefinite-lived intangible assets for impairment at least annually, at the beginning of the third quarter, and whenever events or changes in circumstances indicate that it is more likely than not that the fair value of an asset is less than its carrying amount. From time to time, the Company performs a quantitative impairment test instead of a qualitative assessment to reassess the fair values of its reporting units and indefinite-lived intangible assets. Quantitative impairment assessments of goodwill and other indefinite-lived intangible assets were performed as of July 1, 2025. Based on these assessments, the Company concluded that the fair values of its reporting units and indefinite-lived intangible assets exceeded their respective carrying amounts. Accordingly, no impairment charges were recorded during the three and nine months ended September 30, 2025.
Finite-lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. During the three and nine months ended September 30, 2025, no impairment charges were recorded related to the Company’s finite-lived intangible assets.
Impairment of GREATS® Intangible Assets
In the first quarter of 2024, circumstances occurred that caused a change in the estimated useful life of the GREATS® trademark from an indefinite life to an estimated useful life of 10 years, and as a result, the Company performed an impairment test. The estimated fair value of this trademark was determined using an excess earnings method, incorporating the use of projected financial information and a discount rate of 14.0% which was developed using market participant-based assumptions. Changes in these significant unobservable inputs might result in a significantly higher or lower fair value measurement. As a result of this assessment, the GREATS® trademark was written down from the carrying value of $6,150 to its fair value of $4,450, resulting in a pre-tax non-cash impairment charge of $1,700. During the first quarter of 2024, these impairment charges were recorded in impairment of intangibles in the Company’s Condensed Consolidated Statements of Operations and recognized in the Direct-to-Consumer segment. During the third quarter of 2024, the Company completed the sale of its GREATS® business. As part of the divestiture, the remaining carrying amounts of the net intangible assets of GREATS®, which included a trademark of $4,287 and customer relationships of $861, were written off, resulting in a total charge of $5,148, which was recorded within operating expenses in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024. See Note 3 – Acquisitions and Joint Ventures for further information.
Amortization
The amortization of intangible assets amounted to $1,756 and $4,256 for the three and nine months ended September 30, 2025, respectively, and $1,147 and $3,270 for the three and nine months ended September 30, 2024, respectively, and is included in operating expenses in the Company's Condensed Consolidated Statements of Operations. The estimated future amortization expense for intangibles as of September 30, 2025 was as follows:

2025 (remaining three months)	$1,640
2026	5,780
2027	5,527
2028	5,491
2029	5,395
Thereafter	55,308
Total	$79,141

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2025
(in thousands except per share data)
Note 12 – Derivative Instruments
The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The forward foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted inventory purchases and are designated as cash flow hedges.
The notional amounts of the Company’s outstanding derivative instruments as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$109,428	$90,031
The fair value of the Company’s outstanding derivative instruments as of September 30, 2025 and December 31, 2024 were as follows:

	Balance Sheet Classification	September 30, 2025	December 31, 2024
Assets:
Forward contracts	Other current assets	$352	$2,175

Liabilities:
Forward contracts	Other current liabilities	$3,062	$816
The following table presents the pretax impact of gains/(loss) from the Company's designated derivative instruments on its Condensed Consolidated Financial Statements for the periods ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash flow hedges:
Foreign exchange contracts	$1,161	$(1,039)	$(4,000)	$482
As of September 30, 2025, the current maturity dates of the Company’s derivative instruments range from July 2025 to September 2026.
For the periods ended September 30, 2025 and 2024, the Company's hedging activities were deemed effective, with no ineffectiveness recognized in the Condensed Consolidated Statements of Operations. Gains and losses from these hedging activities are recorded in cost of sales in the Condensed Consolidated Statements of Operations.
In the second quarter of 2025, the Company settled certain foreign exchange forward contracts that were entered into to hedge foreign exchange rate risk surrounding a portion of the purchase price in connection with the Kurt Geiger acquisition. The settlement resulted in a gain of $9,252, which was recorded as gain on derivative in the Company's Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2025
(in thousands except per share data)
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
Letters of Credit
As of September 30, 2025, the Company had $503 in letters of credit outstanding unrelated to the Company's Credit Agreement.
Employee Agreements
The Company has employment agreements with certain executives in the normal course of business which provide for compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.
Future Minimum Royalty and Advertising Payments
The Company has minimum commitments related to a license agreement. The agreement requires that the Company pay the licensor a royalty equal to a percentage of net revenues and a minimum royalty in the event that specified net sales targets are not achieved. The license agreement will expire on December 31, 2026 and has various terms and renewal options, provided that minimum sales levels, and certain other conditions are achieved. As of September 30, 2025, the Company had future minimum royalty and advertising payments of $7,023. Royalty expenses are recognized in cost of sales in the Company's Condensed Consolidated Statements of Operations.
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
September 30, 2025
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
The following tables set forth information related to the Company's segments:

For the three months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to-Consumer	Licensing	Total
September 30, 2025
Total revenue(1)	$266,543	$176,152	$221,505	$3,675	$667,875
Less: Cost of sales(2)	174,859	123,186	92,455	—	390,500
Gross profit	91,684	52,966	129,050	3,675	277,375
Less: Salaries and related expense(2)	18,153	15,499	35,111	242	69,005
Less: Other segment items(3)	33,417	21,864	98,379	(25)	153,635
Income/(loss) from operations	$40,114	$15,603	$(4,440)	$3,458	$54,735
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

For the three months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to-Consumer	Licensing	Total
September 30, 2024
Total revenue(1)	$299,315	$196,400	$125,455	$3,505	$624,675
Less: Cost of sales(2)	188,537	131,437	45,157	—	365,131
Gross profit	110,778	64,963	80,298	3,505	259,544
Less: Change in valuation of contingent consideration liability(2)	—	(2,584)	—	—	(2,584)
Less: Impairment of intangibles(2)	—	8,635	—	—	8,635
Less: Salaries and related expense(2)	17,866	13,625	18,794	299	50,584
Less: Other segment items(3)	28,657	14,626	60,005	(22)	103,266
Income from operations	$64,255	$30,661	$1,499	$3,228	$99,643
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2025
(in thousands except per share data)

For the nine months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to-Consumer	Licensing	Total
September 30, 2025
Total revenue(1)	$782,827	$459,774	$529,071	$8,737	$1,780,409
Less: Cost of sales(2)	513,967	318,950	217,823	—	1,050,740
Gross profit	268,860	140,824	311,248	8,737	729,669
Less: Change in valuation of contingent payment liability(2)	—	(2,075)	—	—	(2,075)
Less: Salaries and related expense(2)	53,082	42,632	81,768	753	178,235
Less: Other segment items(3)	87,671	56,343	284,482	344	428,840
Income / (loss) from operations	$128,107	$43,924	$(55,002)	$7,640	$124,669
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

For the nine months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to-Consumer	Licensing	Total
September 30, 2024
Total revenue(1)	$832,000	$487,252	$374,194	$7,163	$1,700,609
Less: Cost of sales(2)	533,814	328,694	136,613	—	999,121
Gross profit	298,186	158,558	237,581	7,163	701,488
Less: Change in valuation of contingent payment liability(2)	—	5,616	—	—	5,616
Less: Impairment of intangibles(2)	—	8,635	1,700	—	10,335
Less: Salaries and related expense(2)	52,561	39,070	55,103	923	147,657
Less: Other segment items(3)	79,316	41,059	166,214	316	286,905
Income from operations	$166,309	$64,178	$14,564	$5,924	$250,975
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
The following table reconciles total segment income from operations to income before provision for income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total segment income from operations	$54,735	$99,643	$124,669	$250,975
Corporate costs	(23,377)	(25,065)	(80,070)	(72,781)
Gain on derivative	—	—	9,252	—
Interest and other (expense) / income – net	(4,947)	1,400	(7,913)	4,309
Income before provision for income taxes	$26,411	$75,978	$45,938	$182,503

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2025
(in thousands except per share data)
The following table presents capital expenditures by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Wholesale Footwear	$988	$682	$3,389	$2,304
Wholesale Accessories/Apparel	1,105	10	1,630	198
Direct-to-Consumer	8,882	6,033	20,559	12,277
Corporate(1)	588	645	3,501	1,863
Total	$11,563	$7,370	$29,079	$16,642
(1) Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services.
The following table presents depreciation and amortization by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Wholesale Footwear	$774	$855	$1,766	$2,230
Wholesale Accessories/Apparel	874	1,154	1,813	3,445
Direct-to-Consumer	6,767	1,816	14,179	4,796
Corporate(1)	2,767	1,342	7,350	4,265
Total	$11,182	$5,167	$25,108	$14,736
(1) Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services.
The following table summarizes revenue by geographic areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Domestic (1)	$411,991	$503,269	$1,230,790	$1,386,593
International	255,884	121,406	549,619	314,016
Total	$667,875	$624,675	$1,780,409	$1,700,609
(1) Includes revenues of $62,449 and $221,949, respectively, for the three and nine months ended September 30, 2025 and $77,005 and $245,128, respectively, for the comparable period in 2024 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by the Company's international entities.
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
September 30, 2025
(in thousands except per share data)
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
The Credit Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including the requirements that the borrowers not permit (i) the Total Net Leverage Ratio as of the end of any fiscal quarter to be greater than 3.00 to 1.00 and (ii) the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) as of the end of any fiscal quarter to be less than 1.25 to 1.00. As of September 30, 2025, all financial covenants associated with the Credit Agreement were within the prescribed thresholds.
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
Debt issuance costs related to the Credit Agreement have been capitalized on the Company’s Condensed Consolidated Balance Sheets and totaled $8,229 as of September 30, 2025, consisting of $6,172 related to the term loan, will be amortized to interest expense under the effective interest method, and 2,057 related to the revolving credit facility, which will be amortized to interest expense on a straight-line basis over the five-year term of the facility. During the three and nine months ended September 30, 2025, $451 and $725 related to the amortization of debt issuance costs was included in interest expense in the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2025, the Company had $2,200 in letters of credit outstanding related to the Company's revolver.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2025
(in thousands except per share data)
In the second quarter of 2025, the Company wrote-off $840 of unamortized debt issuance costs associated with its prior revolving credit facility, which was replaced in connection with the Credit Agreement. This charge was recorded within interest and other expense in the Company's Condensed Consolidated Statements of Operations.
Term Loan Facility
The following table presents details of the term loan facility as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Long-term debt – noncurrent portion
Gross carrying amount of term loan	$277,500	$—
Less: unamortized debt issuance costs	6,172	—
Long-term debt	$271,328	$—

Revolving Credit Facility
The following table presents details of the revolving credit facility as of September 30, 2025 and December 31, 2024:

	Balance Sheet Classification	September 30, 2025	December 31, 2024
Outstanding borrowings	Long-term debt	$22,500	$—
Unamortized debt issuance costs	Deposits and other	2,057	—
Future Maturities of Long-term Debt
The following table presents the future maturities related to our long-term debt as of September 30, 2025:

2025 (remaining three months)	$—
2026	—
2027	—
2028	13,125
2029	24,375
2030	262,500
$300,000
Subsequent Event
During October 2025, the Company initiated borrowings under its revolving credit facility of $30,000. On November 7, 2025, the Company made a voluntary early repayment of $15,000 under its revolving credit facility. This repayment was made using available cash on hand and was not contractually required.
Note 16 – Factoring Agreements
On July 22, 2020, the Company and certain of its subsidiaries (collectively, the “Madden Entities”) entered into an Amended and Restated Deferred Purchase Factoring Agreement (the “Rosenthal Factoring Agreement”) with Rosenthal & Rosenthal, Inc. ("Rosenthal"). Pursuant to the Rosenthal Factoring Agreement, Rosenthal serves as the collection agent with respect to certain receivables of the Madden Entities and is entitled to receive a base commission of the gross invoice amount of each receivable assigned for collection, plus certain additional fees and expenses, subject to certain minimum annual commissions. Rosenthal will generally assume the credit risk resulting from a customer’s financial inability to make payment of credit-approved receivables, which are classified as Factor Receivables. The initial term of the Rosenthal Factoring Agreement was twelve months, subject to automatic renewal for additional twelve-month periods, and the Rosenthal Factoring Agreement may be terminated at any time by Rosenthal or the Madden Entities on 60 days' notice and upon the occurrence of certain other

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2025
(in thousands except per share data)
events. The Madden Entities have pledged all of their rights under the Rosenthal Factoring Agreement to the Agent under the Credit Agreement to secure obligations arising under the Credit Agreement.
On April 3, 2023, the Madden Entities entered into a Credit Approved Receivables Purchasing Agreement (the “CIT Factoring Agreement”) with CIT Group/Commercial Services, Inc. (“CIT”). Pursuant to the CIT Factoring Agreement, in addition to Rosenthal, CIT serves as a non-exclusive collection agent with respect to certain of the Madden Entities’ receivables and will generally assume the credit risk resulting from a customer’s financial inability to make payment with respect to credit approved receivables. Additionally, CIT shall compensate the Madden Entities for 50% of the losses sustained for limiting or revoking a credit line during production for any made-to-order goods that have work-in-progress coverage. For its services, CIT is entitled to receive (1) a base fee of the gross face amount of each receivable assigned for collection having standard payment terms, (2) certain additional fees for receivables with non-standard payment terms or arising from sales to customers outside of the United States, and (3) reimbursement for certain expenses incurred in connection with the CIT Factoring Agreement. The Company, on behalf of the Madden Entities, and CIT may each terminate the CIT Factoring Agreement at any time by giving the other party at least 60 days’ notice. CIT may also terminate the CIT Factoring Agreement immediately upon the occurrence of certain events. The Madden Entities have pledged all of their right, title, and interest in and to monies due and to become due under the CIT Factoring Agreement in favor of the Agent to secure obligations arising under or in connection with the Credit Agreement.
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
The Notification Factoring Rider modified the CIT Factoring Agreement to require, in respect of certain Post-Acquisition Receivables, payment to CIT of a base fee of the gross face amount of such Post-Acquisition Receivables assigned to CIT for collection. CIT will generally assume the credit risk resulting from a customer’s financial inability to make payment with respect to certain credit approved Post-Acquisition Receivables. The Company or DMFA may terminate the Notification Factoring Rider, separately from the CIT Factoring Agreement, by giving CIT at least 10 days’ prior written notice of termination. As with monies due and to become due under the CIT Factoring Agreement generally, monies due and to become due to the Company and DMFA under the Notification Factoring Rider are pledged in favor of the Agent to secure obligations under or in connection with the Credit Agreement.
Note 17 – Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-05, "Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement," which is intended to provide guidance for the formation of a joint venture, including the initial measurement of assets and liabilities, the formation date, and basis of accounting. This new standard is effective for all joint venture formations with a formation date on or after January 1, 2025. The Company has evaluated the impact of ASU 2023-05 and does not expect it to have a material impact on its consolidated financial statements.
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
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40)," which requires disaggregation of certain expense captions into specified categories in disclosures. This new standard is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03. The Company does not

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
September 30, 2025
(in thousands except per share data)
expect that this ASU will have a material impact on its condensed consolidated financial statements, but it will require increased disclosures within the notes to its consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which introduces a practical expedient for estimating credit losses on current accounts receivable and contract assets. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which removes references to project stages, and requires capitalization of software costs to begin when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the intended function. The ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial statements.
The Company has considered all new accounting pronouncements and has concluded that there are no additional pronouncements that may have a material impact on its results of operations, financial condition, and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2025 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
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
Recent Developments
In August 2025, the Company acquired a 50% controlling financial interest in the newly formed entity, MG Distribution Hong Kong Limited. This joint venture was formed to expand the distribution of the Company’s products across China, Hong Kong, and Macau. The results of this joint venture are included within the Direct-to-Consumer segment.

Macroeconomic Conditions and Industry Trends
Our business operations – and the broader industry – continue to be shaped by a dynamic macroeconomic backdrop. While some headwinds have stabilized, uncertainty persists and requires continued agility in our sourcing, supply chain, and go-to-market strategies.
Trade and global sourcing remain areas of heightened focus. Although some previously announced tariff initiatives have been postponed or adjusted, the absence of clarity around future trade policy remains, prompting many multinational businesses, including us, to maintain flexible supplier networks, selectively adjust pricing strategies, and intensify cost-containment efforts.
While interest rates have recently come down in the United States and key international markets, they have remained high through the third quarter of 2025, continuing to impact credit conditions and consumer discretionary spending. Furthermore, continued foreign currency volatility, elevated global trade tensions, and recession fears continue to impact consumer sentiment.
Geopolitical tensions remain influential. The conflicts in the Middle East and Ukraine persist and tensions with China remain elevated. These headwinds have contributed to continued economic uncertainty, inflationary pressures, foreign currency volatility, disruptions in global supply chains, deteriorating trade relations, and declining consumer confidence. These factors contribute to broader market volatility and may continue to adversely impact our global business operations.
Structural change remains a key theme in the retail space. Consumers increasingly favor omnichannel and direct-to-consumer shopping experiences – highlighting the strategic importance of investing in digital, data analytics, and the customer journey.
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
Dividends
On November 4, 2025, our Board of Directors approved a quarterly dividend of $0.21 per share payable on December 26, 2025 to stockholders of record as of the close of business on December 15, 2025.
Key Highlights
Total revenue for the quarter ended September 30, 2025 increased 6.9% to $667,875, compared to $624,675 in the same period of last year driven by the acquisition of the Kurt Geiger. Net income attributable to Steven Madden, Ltd. was $20,528 in the third quarter of 2025, compared to net income of $55,278 in the same period of last year. Our effective tax rate for the third quarter of 2025 was 17.4%, compared to 25.5% in the third quarter of the prior year. Diluted income per share was

$0.29 per share on 71,157 diluted weighted average shares outstanding, compared to diluted earnings per share of $0.77 per share on 71,569 diluted weighted average shares outstanding in the third quarter of the prior year.
Our inventory turnover (calculated on a trailing four quarter average) for the quarter ended September 30, 2025 was 4.0 times, compared to 5.5 times at September 30, 2024. Excluding the Kurt Geiger business, our inventory turnover for the quarter ended September 30, 2025 was 4.5 times. Our total Company accounts receivable average collection days decreased to 58 days in the third quarter of 2025, compared to 66 days in the third quarter of 2024. As of September 30, 2025, we had $108,862 in cash, cash equivalents, and short-term investments, and total stockholders’ equity of $886,135. Working capital was $520,512 as of September 30, 2025, compared to $491,880 as of September 30, 2024.
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

Results of Operations

The following tables set forth information on operations for the periods indicated:

	Three Months Ended September 30,
(in thousands, except for number of stores)	2025		2024
CONSOLIDATED:
Net sales	$664,200	99.4%	$621,170	99.4%
Licensing fee income	3,675	0.6%	3,505	0.6%
Total revenue	667,875	100.0%	624,675	100.0%
Cost of sales (exclusive of depreciation and amortization)	390,500	58.5%	365,131	58.5%
Gross profit	277,375	41.5%	259,544	41.5%
Operating expenses	246,017	36.8%	178,915	28.6%
Change in valuation of contingent payment liability	—	—%	(2,584)	(0.4%)
Impairment of intangible	—	—%	8,635	1.4%
Income from operations	31,358	4.7%	74,578	11.9%
Interest and other (expense) / income – net	(4,947)	(0.7%)	1,400	0.2%
Income before provision for income taxes	$26,411	4.0%	$75,978	12.2%
Income attributable to Steven Madden, Ltd.	$20,528	3.1%	$55,278	8.8%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total revenue	$266,543	100.0%	$299,315	100.0%
Cost of sales (exclusive of depreciation and amortization)	174,859	65.6%	188,537	63.0%
Gross profit	91,684	34.4%	110,778	37.0%
Operating expenses	51,570	19.3%	46,523	15.5%
Income from operations	$40,114	15.0%	$64,255	21.5%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total revenue	$176,152	100.0%	$196,400	100.0%
Cost of sales (exclusive of depreciation and amortization)	123,186	69.9%	131,437	66.9%
Gross profit	52,966	30.1%	64,963	33.1%
Operating expenses	37,363	21.2%	28,251	14.4%
Change in valuation of contingent payment liability	—	—%	(2,584)	(1.3%)
Impairment of intangible	—	—%	8,635	4.4%
Income from operations	$15,603	8.9%	$30,661	15.6%

DIRECT-TO-CONSUMER SEGMENT:
Total revenue	$221,505	100.0%	$125,455	100.0%
Cost of sales (exclusive of depreciation and amortization)	92,455	41.7%	45,157	36.0%
Gross profit	129,050	58.3%	80,298	64.0%
Operating expenses	133,490	60.3%	78,799	62.8%
(Loss) / income from operations	$(4,440)	(2.0%)	$1,499	1.2%
Number of stores (excludes concessions)	404		287

LICENSING SEGMENT:
Licensing income	$3,675	100.0%	$3,505	100.0%
Gross profit	3,675	100.0%	3,505	100.0%
Operating expenses	217	5.9%	277	7.9%
Income from operations	$3,458	94.1%	$3,228	92.1%

CORPORATE:
Operating expenses	$23,377	—%	$25,065	—%
Loss from operations	$(23,377)	—%	$(25,065)	—%

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Consolidated

Total revenue for the three months ended September 30, 2025 increased 6.9% to $667,875, compared to $624,675 in the comparable period in the prior year, primarily attributable to incremental revenue from the acquisition of Kurt Geiger, partially offset by a decline in the organic business primarily attributable to tariff-related impacts.
Gross profit for the three months ended September 30, 2025 was $277,375, or 41.5% of total revenue, compared to $259,544, or 41.5% of total revenue, in the comparable period in the prior year. Gross profit as a percentage of total revenue remained flat despite tariff-related impacts affecting our Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer segments. These adverse impacts were offset by a greater mix of the higher-margin direct-to-consumer business, primarily related to the acquisition of Kurt Geiger. Gross profit in both periods included $12,309 and $59, respectively, related to purchase accounting fair value adjustments of inventory from acquired businesses.
Operating expenses for the three months ended September 30, 2025 were $246,017, or 36.8% of total revenue, compared to $178,915, or 28.6% of total revenue, in the comparable period in the prior year. The increase in operating expenses as a percentage of total revenue was primarily attributable to the acquisition of Kurt Geiger. The current-year period included charges of $1,087 related to certain severances and termination benefits, $695 related to acquisition costs and the formation of joint ventures, and $803 related to legal costs as a result of litigation settlements. The comparable period in the prior year included charges of $8,635 related to the impairment of an intangible, $3,199 related to a loss on the divestiture of a business, and $1,480 related to acquisition costs and the formation of joint ventures, as well as a benefit of $2,584 related to the change in valuation of a contingent payment liability.
Income from operations for the three months ended September 30, 2025 was $31,358, or 4.7% of total revenue, compared to $74,578, or 11.9% of total revenue, in the comparable period in the prior year. The effective tax rate for the three months ended September 30, 2025 was 17.4% compared to 25.5%, in the comparable period in the prior year. The difference between the Company’s effective tax rates was primarily due to changes in non-deductible expenses related to the acquisition of the Kurt Geiger business as a result of our transaction cost analysis.
Net income attributable to Steven Madden, Ltd. for the three months ended September 30, 2025 was $20,528, compared to $55,278, in the comparable period in the prior year.
Wholesale Footwear Segment
Revenue from the Wholesale Footwear segment for the three months ended September 30, 2025 was $266,543, or 39.9% of total revenue, compared to $299,315, or 47.9% of total revenue, in the comparable period in the prior year. The decrease of 10.9% was primarily driven by tariff-related impacts and timing of shipments, partially offset by incremental revenue from the acquisition of Kurt Geiger.
Gross profit was $91,684, or 34.4% of Wholesale Footwear revenue, compared to $110,778, or 37.0%, in the comparable period in the prior year. The decrease in gross profit as a percentage of revenue was driven by the impact of tariffs on goods imported into the United States. Gross profit in the current-year period also included $1,737 related to the purchase accounting fair value adjustment of inventory in connection with the Kurt Geiger acquisition.
Operating expenses for the three months ended September 30, 2025 were $51,570, or 19.3% of Wholesale Footwear revenue, compared to $46,523, or 15.5% of Wholesale Footwear revenue, in the comparable period in the prior year. The increase in operating expenses as a percentage of Wholesale Footwear revenue primarily reflects the deleveraging of operating expenses on a lower revenue base and the addition of the Kurt Geiger business. The current-year period included charges of $1,592 related to legal costs as a result of litigation settlements, $491 related to certain severances and termination benefits, and $17 related to acquisition costs and the formation of joint ventures. The comparable period in the prior year included charges of $109 due to acquisition costs and formation of joint ventures.
Income from operations for the three months ended September 30, 2025 totaled $40,114, or 15.0% of Wholesale Footwear revenue, compared to $64,255, or 21.5% of Wholesale Footwear revenue in the comparable period in the prior year.
Wholesale Accessories/Apparel Segment
Revenue from the Wholesale Accessories/Apparel segment for the three months ended September 30, 2025 was $176,152, or 26.4% of total revenue, compared to $196,400, or 31.4% of total revenue, in the comparable period in the prior year. The decrease of 10.3% was primarily driven by tariff-related impacts and a decline in our off-price business, partially offset by incremental revenue from the acquisition of Kurt Geiger.

Gross profit was $52,966, or 30.1% of Wholesale Accessories/Apparel revenue, for the three months ended September 30, 2025, compared to $64,963, or 33.1% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year. The decrease in gross profit as a percentage of revenue was driven by the impact of tariffs on goods imported into the United States. Gross profit in both periods also included $2,506 and $59, respectively, related to purchase accounting fair value adjustments of inventory from acquired businesses.
Operating expenses for the three months ended September 30, 2025 were $37,363, or 21.2% of Wholesale Accessories/Apparel revenue, compared to $28,251, or 14.4% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year. The increase in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to the deleveraging of operating expenses on a lower revenue base and the addition of the Kurt Geiger business. The current-year period also included charges of $780 related to legal costs as a result of litigation settlements, $122 related to certain severances and termination benefits, and $8 related to acquisition costs and the formation of joint ventures. The comparable period in the prior year included charges of $8,635 related to the impairment of an intangible, $195 related to acquisition costs and the formation of joint ventures, as well as a benefit of $2,584 related to the change in valuation of a contingent payment liability.
Income from operations for the three months ended September 30, 2025 was $15,603, or 8.9% of Wholesale Accessories/Apparel revenue, compared to $30,661, or 15.6% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year.
Direct-to-Consumer Segment
Revenue from the Direct-to-Consumer segment for the three months ended September 30, 2025 was $221,505, or 33.2% of total revenue, compared to $125,455, or 20.1% of total revenue, in the comparable period in the prior year period. The increase of 76.6% was primarily driven by incremental revenue from brick-and-mortar stores, concessions, and digital businesses related to the acquisition of Kurt Geiger. As of September 30, 2025, we operated 397 brick-and-mortar stores, seven e-commerce websites, and 133 concessions in international markets. This includes 74 company-operated brick-and-mortar retail stores, including 29 outlets, as well as two e-commerce websites and 72 concessions related to Kurt Geiger. As of September 30, 2024, we operated 282 brick-and-mortar stores, five e-commerce websites, and 67 concessions in international markets.

Gross profit for the three months ended September 30, 2025 was $129,050, or 58.3% of Direct-to-Consumer revenue, compared to $80,298, or 64.0% of Direct-to-Consumer revenue, in the comparable period in the prior year. The decrease in gross profit as a percentage of revenue was primarily driven by the impact of tariffs on goods imported into the United States and the addition of the relatively lower gross margin concessions business in connection with the acquisition of Kurt Geiger. Gross margin also included a purchase accounting fair value adjustment of inventory of $8,066 in connection with the Kurt Geiger acquisition.
Operating expenses for the three months ended September 30, 2025 were $133,490, or 60.3% of Direct-to-Consumer revenue, compared to $78,799, or 62.8% of Direct-to-Consumer revenue, in the comparable period in the prior year. The decrease in operating expenses as a percentage of revenue was primarily attributable to the acquisition of Kurt Geiger. The current-year period included charges of $671 related to acquisition costs and the formation joint ventures, and $469 related to certain severances and termination benefits. The comparable period in the prior year included charges of $3,199 related to a loss on the divestiture of a business and $1,176 related to acquisition costs and the formation of joint ventures.
Loss from operations for the three months ended September 30, 2025 was $4,440, or (2.0%) of Direct-to-Consumer revenue, compared to income from operations of $1,499, or 1.2% of Direct-to-Consumer revenue, in the comparable period in the prior year.
Licensing Segment
Royalty income from the Licensing segment for the three months ended September 30, 2025 was $3,675, or 0.6% of total revenue, compared to $3,505, or 0.6% of total revenue, in the comparable period in the prior year. Operating expenses for the three months ended September 30, 2025 were $217, compared to $277 in the comparable period of the prior year. Income from operations for the three months ended September 30, 2025 was $3,458, compared to $3,228 in the comparable period in the prior year.
Corporate
Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These expenses primarily related to corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services. Corporate operating expenses for the three months ended September 30, 2025 were $23,377, or 3.5% of total revenue, compared to $25,065, or 4.0% of total revenue, in the comparable period in the prior year.

Results of Operations

The following tables set forth information on operations for the periods indicated:

	Nine Months Ended September 30,
(in thousands, except for number of stores)	2025		2024
CONSOLIDATED:
Net sales	$1,771,672	99.5%	$1,693,446	99.6%
Licensing income	8,737	0.5%	7,163	0.4%
Total revenue	1,780,409	100.0%	1,700,609	100.0%
Cost of sales (exclusive of depreciation and amortization)	1,050,740	59.0%	999,121	58.8%
Gross profit	729,669	41.0%	701,488	41.2%
Operating expenses	687,145	38.6%	507,343	29.8%
Change in valuation of contingent payment liability	(2,075)	(0.1%)	5,616	0.3%
Impairment of intangibles	—	—%	10,335	0.6%
Income from operations	44,599	2.5%	178,194	10.5%
Gain on derivative	9,252	0.5%	—	—%
Interest and other (expense) / income – net	(7,913)	(0.4%)	4,309	0.3%
Income before provision for income taxes	$45,938	2.6%	$182,503	10.7%
Income attributable to Steven Madden, Ltd.	$21,474	1.2%	$134,589	7.9%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total revenue	$782,827	100.0%	$832,000	100.0%
Cost of sales (exclusive of depreciation and amortization)	513,967	65.7%	533,814	64.2%
Gross profit	268,860	34.3%	298,186	35.8%
Operating expenses	140,753	18.0%	131,877	15.9%
Income from operations	$128,107	16.4%	$166,309	20.0%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total revenue	$459,774	100.0%	$487,252	100.0%
Cost of sales (exclusive of depreciation and amortization)	318,950	69.4%	328,694	67.5%
Gross profit	140,824	30.6%	158,558	32.5%
Operating expenses	98,975	21.5%	80,129	16.4%
Impairment of fixed assets and lease right-of-use assets	—	—%	—	—%
Change in valuation of contingent payment liability	(2,075)	(0.5%)	5,616	1.2%
Impairment of intangible	—	—%	8,635	1.8%
Income from operations	$43,924	9.6%	$64,178	13.2%

DIRECT-TO-CONSUMER SEGMENT:
Total revenue	$529,071	100.0%	$374,194	100.0%
Cost of sales (exclusive of depreciation and amortization)	217,823	41.2%	136,613	36.5%
Gross profit	311,248	58.8%	237,581	63.5%
Operating expenses	366,250	69.2%	221,317	59.1%
Impairment of intangible	—	—%	1,700	0.5%
(Loss) / income from operations	$(55,002)	(10.4%)	$14,564	3.9%
Number of stores	404		287

LICENSING SEGMENT:
Licensing income	$8,737	100.0%	$7,163	100.0%
Gross profit	8,737	100.0%	7,163	100.0%
Operating expenses	1,097	12.6%	1,239	17.3%
Income from operations	$7,640	87.4%	$5,924	82.7%

CORPORATE:
Operating expenses	80,070	—%	$72,781	—%
Loss from operations	$(80,070)	—%	$(72,781)	—%

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Consolidated

Total revenue for the nine months ended September 30, 2025 increased 4.7% to $1,780,409, compared to $1,700,609 in the comparable period in the prior year, primarily attributable to incremental revenue from the acquisition of Kurt Geiger, partially offset by a decline in the organic business primarily attributable to tariff-related impacts.
Gross profit for the nine months ended September 30, 2025 was $729,669, or 41.0% of total revenue, compared to $701,488, or 41.2% of total revenue, in the comparable period in the prior year. The decrease in gross profit as a percentage of total revenue was driven by tariff-related impacts, partially offset by a greater mix of the higher-margin direct-to-consumer business, primarily related to the acquisition of Kurt Geiger. Gross profit in both periods also included $20,840 and $393, respectively, related to purchase accounting fair value adjustments of inventory from acquired businesses.
Operating expenses for the nine months ended September 30, 2025 were $687,145, or 38.6% of total revenue, compared to $507,343, or 29.8% of total revenue, in the comparable period in the prior year. The increase in operating expenses as a percentage of total revenue was primarily attributable to the acquisition of Kurt Geiger due to certain acquisition-related transaction costs. The current-year period included $38,819 of compensation expense as a result of acquisition-related sellers proceeds which were reallocated from institutional sellers to management sellers in excess of their respective pre-acquisition equity ownership. The current-year period also included charges of $12,017 related to acquisition costs and the formation of joint ventures, $6,732 related to legal costs as a result of litigation settlements, $4,030 related to certain severances and termination benefits, as well as a benefit of $2,075 related to the change in valuation of contingent payment liabilities. The comparable period in the prior year included charges of $10,335 related to the impairment of an intangible, $5,616 related to the change in valuation of a contingent payment liability, $3,199 related to a loss on the divestiture of a business, $2,776 related to acquisition costs and the formation of joint ventures, and $326 related to working capital adjustments in connection with the Almost Famous acquisition.
Income from operations for the nine months ended September 30, 2025 was $44,599, or 2.5% of total revenue, compared to $178,194, or 10.5% of total revenue, in the comparable period in the prior year. The effective tax rate for the nine months ended September 30, 2025 was 47.0%, compared to 24.3% in the comparable period in the prior year. The difference between the Company’s effective tax rates was primarily due to non-deductible expenses related to the acquisition of the Kurt Geiger business.
Net income attributable to Steven Madden, Ltd. for the nine months ended September 30, 2025 was $21,474, compared to net income of $134,589 in the comparable period in the prior year.
Wholesale Footwear Segment

Revenue from the Wholesale Footwear segment for the nine months ended September 30, 2025 was $782,827, or 44.0% of total revenue, compared to $832,000, or 48.9% of total revenue, in the comparable period in the prior year. The decrease of 5.9% was primarily driven by tariff-related impacts on our off-price and mass merchant businesses, partially offset by incremental revenue from the acquisition of Kurt Geiger.
Gross profit for the nine months ended September 30, 2025 was $268,860, or 34.3% of Wholesale Footwear revenue, compared to $298,186, or 35.8% of Wholesale Footwear revenue, in the comparable period in the prior year. The decrease in gross profit as a percentage of revenue was primarily driven by the impact of tariffs on goods imported into the United States. Gross profit in the current-year period also included $3,180 related to the purchase accounting fair value adjustments of inventory in connection with the Kurt Geiger acquisition.
Operating expenses for the nine months ended September 30, 2025 were $140,753, or 18.0% of Wholesale Footwear revenue, compared to $131,877, or 15.9% of Wholesale Footwear revenue, in the comparable period in the prior year. The increase in operating expenses as a percentage of Wholesale Footwear revenue primarily reflects the deleveraging of operating expenses on a lower revenue base and our continued investment in marketing and advertising. The current-year period included charges of $1,592 related to legal costs as a result of litigation settlements, $1,438 related to certain severances and termination benefits, and $97 related to acquisition costs and the formation of joint ventures. The comparable period in the prior year included charges of $109 related to acquisition costs and the formation of joint ventures.
Income from operations for the nine months ended September 30, 2025 totaled $128,107, or 16.4% of Wholesale Footwear revenue, compared to $166,309, or 20.0% of Wholesale Footwear revenue, in the comparable period in the prior year.

Wholesale Accessories/Apparel Segment

Revenue from the Wholesale Accessories/Apparel segment for the nine months ended September 30, 2025 was $459,774, or 25.8% of total revenue, compared to $487,252, or 28.7% of total revenue, in the comparable period in the prior year. The decrease of 5.6% was primarily driven by tariff-related impacts and a decline in our off-price business, partially offset by incremental revenue from the acquisition of Kurt Geiger.
Gross profit for the nine months ended September 30, 2025 was $140,824, or 30.6% of Wholesale Accessories/Apparel revenue, compared to $158,558, or 32.5% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year. The decrease in gross profit as a percentage of revenue was driven by the impact of tariffs on goods imported into the United States. Gross profit in both periods also included $4,599 and $393, respectively, related to the purchase accounting fair value adjustments of inventory from acquired businesses.
Operating expenses for the nine months ended September 30, 2025 were $98,975, or 21.5% of Wholesale Accessories/Apparel revenue, compared to $80,129, or 16.4% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year. The increase in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to the deleveraging of operating expenses on a lower revenue base, and our continued investment in marketing and advertising. The current-year period included charges of $2,759 related to legal costs as a result of litigation settlements, $449 related to certain severances and termination benefits, and $38 related to acquisition costs and the formation of joint ventures, as well as a benefit of $2,075 related to the change in valuation of contingent payment liabilities. The comparable period in the prior year included charges of $8,635 related to the impairment of an intangible, $5,616 related to the change in valuation of a contingent payment liability, $398 related to acquisition costs and the formation of joint ventures, and $326 related to working capital adjustments in connection with the Almost Famous acquisition.
Income from operations for the Wholesale Accessories/Apparel segment for the nine months ended September 30, 2025 was $43,924, or 9.6% of Wholesale Accessories/Apparel revenue, compared to $64,178, or 13.2% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year.
Direct-to-Consumer Segment

Revenue from the Direct-to-Consumer segment for the nine months ended September 30, 2025 was $529,071, or 29.7% of total revenue, compared to $374,194, or 22.0% of total revenue, in the comparable period in the prior year. The increase of 41.4% was driven by incremental revenue from brick-and-mortar stores, concessions, and digital businesses in connection with the acquisition of Kurt Geiger.
Gross profit for the nine months ended September 30, 2025 was $311,248, or 58.8% of Direct-to-Consumer revenue, compared to $237,581, or 63.5% of Direct-to-Consumer revenue, in the comparable period in the prior year. The decrease in gross profit as a percentage of revenue was primarily due to a purchase accounting fair value adjustment of inventory of $13,060 in connection with acquired businesses, the impact of tariffs on goods imported into the United States, and the addition of the relatively lower gross margin concessions business in connection with the acquisition of Kurt Geiger.
Operating expenses for the nine months ended September 30, 2025 were $366,250, or 69.2% of Direct-to-Consumer revenue, compared to $221,317, or 59.1% of Direct-to-Consumer revenue, in the comparable period in the prior year. The increase in operating expenses as a percentage of revenue was primarily attributable to acquisition-related transaction costs in connection with the acquisition of Kurt Geiger. The current-year period included $38,819 of compensation expense as a result of acquisition-related sellers proceeds which were reallocated from institutional sellers to management sellers in excess of their respective pre-acquisition equity ownership. The current-year period also included charges of $8,363 related to acquisition costs in connection with the Kurt Geiger acquisition and the formation of joint ventures, $1,453 related to legal costs as a result of litigation settlements, and $1,384 related to certain severances and termination benefits. The comparable period in the prior year included charges of $1,700 related to the impairment of an intangible, $3,199 related to a loss on the divestiture of a business and $2,268 related to acquisition costs and the formation of joint ventures.
Loss from operations for the nine months ended September 30, 2025 was $55,002, or (10.4)% of Direct-to-Consumer revenue, compared to income from operations of $14,564, or 3.9% of Direct-to-Consumer revenue, in the comparable period in the prior year.
Licensing Segment

Royalty income from the Licensing segment for the nine months ended September 30, 2025 was $8,737, or 0.5% of total revenue, compared to $7,163, or 0.4% of total revenue, in the comparable period in the prior year. Operating expenses for the nine months ended September 30, 2025 were $1,097, compared to $1,239 in the comparable period in the prior year. Income from operations for the nine months ended September 30, 2025 was $7,640, compared to $5,924 in the comparable period in the prior year.
Corporate

Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These expenses primarily related to corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services. Corporate operating expenses for the nine months ended September 30, 2025 were $80,070 or 4.5% of total revenue, compared to $72,781 or 4.3% of total revenue, in the comparable period in the prior year.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, cash, cash equivalents, short-term investments and borrowing capacity under our Credit Agreement. Cash, cash equivalents, and short-term investments totaled $108,862 and $203,408 at September 30, 2025 and December 31, 2024, respectively, and of the total cash, cash equivalents, and short-term investments as of September 30, 2025, $89,861, or approximately 88%, was held in our foreign subsidiaries, and of the total cash, cash equivalents, and short-term investments as of December 31, 2024, $119,569, or approximately 59%, was held in our foreign subsidiaries.
As of September 30, 2025, we had working capital of $520,512, cash and cash equivalents of $108,722, short-term investments of $140, and $2,703 in letters of credit outstanding.
Acquisition of Kurt Geiger and Credit Agreement
On May 6, 2025 (the "Acquisition Date"), the Company, through its wholly owned subsidiary, SML UK Holding Ltd, completed the acquisition of the entire issued share capital of Mercury Acquisitions Topco Limited (“MATL”) for an aggregate preliminary purchase price of $403,348, pursuant to the terms of the sale and purchase deed. We funded the cash consideration and the payment of transaction-related expenses through borrowings under the Credit Agreement and cash on hand.
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
At September 30, 2025, the total outstanding borrowings under our Credit Agreement in the form of cash borrowings and standby letters of credit were $300,000 and $2,703, respectively.
During the third quarter of 2025, the Company made voluntary early repayments of $22,500 on its term loan facility. These repayments were made using available cash on hand and were not contractually required. These repayments reflect the Company’s strong liquidity position and commitment to reducing leverage and interest expense over time. Under the terms of the Credit Agreement, the first scheduled principal repayment was not due until October 1, 2025.
During October 2025, the Company initiated borrowings on its revolving credit facility of $30,000. On November 7, 2025, the Company made a voluntary early repayment of $15,000 on its revolving credit facility. This repayment was made using available cash on hand and was not contractually required.
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

Cash Flows
A summary of our cash provided by and used in operating, investing, and financing activities was as follows:
Operating Activities
Cash provided by operating activities was $71,072 for the nine months ended September 30, 2025, compared to $94,245 in the same period of the prior year. The decrease in cash provided by operations was primarily due to lower net income in the current year, partially offset by higher non-cash adjustments for depreciation and amortization which was primarily attributable to the acquisition of Kurt Geiger. The decrease was also partially offset by net favorable working capital driven by timing of factor accounts receivable collections.
Investing Activities
Cash used in investing activities was $392,861 for the nine months ended September 30, 2025, which consisted of $371,554 related to the acquisition of the Kurt Geiger business (net of cash acquired), capital expenditures of $32,338 for leasehold improvements, new stores, and systems enhancements and $2,379 related to the acquisitions of joint ventures. This was partially offset by $13,410 related to proceeds from the sales of short-term investments.
Financing Activities
Cash provided by financing activities was $237,540 for the nine months ended September 30, 2025, which primarily consisted of net transaction-related borrowings of $300,000, partially offset by dividends paid of $45,692, financing costs paid of $8,955 in connection with the Credit Agreement, and net settlements of stock awards of $8,367.
Contractual and Other Obligations
Firm Commitments
Our contractual obligations as of September 30, 2025 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2025	2026-2027	2028-2029	2030 and after
Operating lease obligations(1)	$287,630	$18,123	$117,156	$73,758	$78,593
Purchase obligations(2)	459,888	422,122	37,766	—	—
Future minimum royalty and advertising payments(3)	7,023	1,023	6,000	—	—
Employment Agreements(4)	52,511	2,543	17,985	16,491	15,492
Total	$807,052	$443,811	$178,907	$90,249	$94,085
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

Off-Balance Sheet Arrangements
In addition to the commitments included in the Contractual Obligations table above, we have letters of credit of $2,703 outstanding as of September 30, 2025 related to the purchase of inventory and certain lease obligations. These letters of credit expire at various dates through 2030.
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
Dividends
On November 4, 2025, our Board of Directors approved a quarterly cash dividend. The quarterly dividend of $0.21 per share is payable on December 26, 2025 to stockholders of record as of the close of business on December 15, 2025.
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
As of September 30, 2025, we had outstanding borrowings of $277,500 under our new senior secured term loan facility pursuant to the Credit Agreement (See Note 15 – Credit Agreement), which bears interest at a variable rate based on a benchmark rate (e.g., Term SOFR) plus an applicable margin. We also had outstanding borrowings of $22,500 under our $250,000 revolving credit facility, which bears interest at a variable rate. Our interest expense is therefore subject to fluctuations in market interest rates. A hypothetical 100 basis point increase in interest rates would increase annual interest expense by approximately $3,000 on our term loan balance, excluding the potential impact of any future borrowings under our revolving credit facility.
Our collection agency agreements with Rosenthal & Rosenthal, Inc. and CIT Group/Commercial Services, can be found in Note 16 – Factoring Agreements, respectively, to the Condensed Consolidated Financial Statements included in this Quarterly Report.
As of September 30, 2025, we held short-term investments valued at $140, which consist of time deposits. We have the ability to hold these investments until maturity.
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
As of September 30, 2025, we had entered into forward foreign exchange contracts with notional amounts totaling $109,428. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of September 30, 2025. As of September 30, 2025, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts, with all other variables held constant, would result in a net increase or decrease in the fair value of our derivatives portfolio of approximately $271, which is immaterial to the Condensed Consolidated Financial Statements.
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
As of the end of the third quarter of 2025, the U.S. dollar had depreciated approximately 11% on a year-to-date basis, based on movements in the U.S. dollar index. While fluctuations in exchange rates can affect both our operating results and financial position, including the translation of results from our foreign subsidiaries, we have evaluated the impact of this deprecation and determined that these currency movements did not result in a material change in our overall foreign currency risk exposure as of the end of the quarter. We continue to monitor exchange rate developments and assess their potential effect on our financial results and hedging activities.

Inflation Risk
Inflationary factors generally affect us by reducing consumer spending, increasing our labor and overhead costs, and negatively impacting our direct sales to end consumers and our sales to our wholesale customers, all of which may adversely affect our results of operations, and financial position. We have historically been able to minimize the impacts of inflation by raising prices, renegotiating costs, changing suppliers, and improving operating efficiencies. However, no assurance can be given that we will be able to offset such inflationary impacts in the future.

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
As permitted by the rules and regulations of the SEC, due to the timing of the closing of the acquisition of the Kurt Geiger business, our management's assessment as to the effectiveness of internal control over financial reporting did not include the internal controls of Mercury Acquisitions Topco Limited d/b/a Kurt Geiger, which we acquired on May 6, 2025. The acquired business constituted 29.6% of consolidated total assets as of September 30, 2025, and 20.3% and 12.6% of consolidated total revenue for the three and nine months ended September 30, 2025.
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
Other than the following risk factors, there have been no material developments with respect to the information previously reported under Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 3, 2025.
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
In connection with the financing of our acquisition of Kurt Geiger, we entered into a senior secured credit facility effective May 6, 2025, consisting of a $300,000 term loan and a $250,000 revolving credit facility. As of September 30, 2025, we had outstanding borrowings of $277,500 under the term loan and $22,500 under the revolving credit facility. Prior to this acquisition, we had no amounts outstanding under our previous revolving credit facility and operated with a comparatively lower level of financial leverage.
Our increased debt levels require us to dedicate a significant portion of our cash flow to the repayment of principal and interest, which will reduce funds available for working capital, capital expenditures, share repurchases, dividends, acquisitions, and other general corporate purposes. In addition, these credit facilities bear interest at variable rates that are subject to market fluctuations. An increase in interest rates would increase our interest exposure and reduce our net income and cash flow.
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
As part of our preliminary purchase price allocation in connection with the acquisition of Kurt Geiger, we recorded over $240,000 in goodwill and identifiable intangible assets on our Condensed Consolidated Balance Sheet. Under U.S. GAAP, we are required to test goodwill and indefinite-lived intangible assets at least annually for impairment, or more frequently if events or changes in circumstances indicate that they may be impaired. Intangible assets with finite lives are amortized over their useful lives and are subject to impairment testing if there are indicators of impairment.
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
The recent and ongoing enactment of tariffs by the government of the United States, along with the unpredictability of the tariff rates, pose a significant risk to our business operations, and have, and may continue to, materially increase our costs and reduce our margins. The tariffs have resulted in, and may also continue to lead to, additional order cancellations and higher pricing for our products, reducing consumer demand and further impacting our sales volume. We are actively monitoring the impact of any tariffs that become effective, as well as potential retaliatory tariffs imposed by other countries. We continue to work on strategies that can be executed to moderate or minimize the effects of these trade actions, including evaluating the countries of origin for sourcing product into the United States and diversifying our supply chain, negotiating with suppliers, and adjusting our pricing strategies. However, there can be no assurance that these measures will be successful, or that they will fully, or significantly, offset the negative impact of the tariffs on our business.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
($ in thousands, except par value and per share data)

The following table presents the total number of shares of our common stock, $0.0001 par value, purchased by us in the three months ended September 30, 2025, the average price paid per share, the amount of shares purchased pursuant to our Share Repurchase Program and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period pursuant to our Share Repurchase Program. See Note 7 – Share Repurchase Program to the Condensed Consolidated Financial Statements for further details on our Share Repurchase Program. During the three months ended September 30, 2025, there were no sales by us of unregistered shares of common stock.

(in thousands, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2025 - 7/31/2025	4	$25.27	—	$85,310
8/1/2025 - 8/31/2025	2	$23.52	—	$85,310
9/1/2025 - 9/30/2025	1	$29.04	—	$85,310
Total	7	$25.48	—
(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan, approved May 24, 2019, and which expires on February 24, 2029, and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (the term of which expired on April 6, 2019), each provide us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy all or part of the tax-withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax-withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the third quarter of 2025 in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements with an aggregate purchase price of approximately $169.
(2) The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions, the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On May 8, 2023, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $189,900, bringing the total authorization to $250,000. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the three months ended September 30, 2025, no shares of the Company's common stock were repurchased under the Share Repurchase Program. As of September 30, 2025, approximately $85,310 remained available for future repurchases under the Share Repurchase Program.

ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K under the Exchange Act.

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) / Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Notes to Condensed Consolidated Financial Statements, and (vii) information set forth under Part II, Item 5, tagged as blocks of text*

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

Dated: November 10, 2025

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ZINE MAZOUZI
Zine Mazouzi
Chief Financial Officer and Executive Vice President of Operations