Form 10-K
period 2025-12-31
STEVEN MADDEN, LTD.
filed 2026-03-02
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was $1,713,156,667 (based on the closing sale price of the registrant's common stock on that date as reported on The NASDAQ Global Select Market).
The number of outstanding shares of the registrant's common stock as of February 25, 2026 was 72,911,811 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates certain information by reference from the registrant's definitive proxy statement for the registrant's 2026 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

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
•changes in trade policies, additional tariffs on product imported to the United States, retaliatory trade actions taken by other countries, and resulting trade wars;
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
•our reliance on independent manufacturers to produce and deliver products in a timely manner or to meet our quality standards if we experience a supply chain disruption and we are unable to secure an alternative source of raw materials or end products;
•our dependence on one or more of our significant customers;
•quarterly fluctuations of our financial results;
•extreme or unseasonable weather conditions in locations where we or our customers and suppliers are located;
•fluctuation of our stock price if our operating results are inconsistent with our forecasts or those of analysts who follow us;
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
•disruption of our information technology systems or e-commerce platforms;
•cybersecurity risks and costs of defending against, mitigating, and responding to data security threats and breaches impacting the Company;
•our ability to effectively implement artificial intelligence and data-driven technologies across our operations, and the risks that such technologies may not perform as expected, may be subject to regulatory constraints, or may increase operational, legal, or cybersecurity risks;
•litigation or other legal proceedings could divert management resources and result in costs;
•legal, regulatory, political, and economic risks that may affect our operations in international markets;
•exposure to foreign exchange rate fluctuations;
•our ability to adequately protect our trademarks and other intellectual property rights;
•changes in economic conditions;
•additional tax liabilities resulting from audits by various taxing authorities;

•changes in U.S. and foreign tax laws that could have an adverse effect on our financial results;
•the actions of our licensees and diminished brand integrity;
•failure of our manufacturers, the manufacturers used by our licensees, or our licensees themselves to use acceptable labor practices or to otherwise comply with local laws and other standards;
•our ability to maintain effective internal control over our financial reporting; and
•other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.
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
We are not including the information contained on any of our platforms discussed in this report as part of, or incorporating them by reference into, this Annual Report on Form 10-K.

ITEM 1. BUSINESS
Steven Madden, Ltd. and its subsidiaries design, source, and market fashion-forward branded and private label footwear, accessories, and apparel. We distribute our products through the wholesale channel to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, the United Kingdom, Europe, Canada, and Mexico. Additionally, the Company operates in other international markets through its joint ventures in South Africa, the Middle East, Israel, Australia, various countries in Europe, Latin America, and certain countries in Asia, and through special distribution arrangements in various European countries, North Africa, South and Central America, and various countries within the Asia-Pacific region. We also distribute our products through our direct-to-consumer channel, which includes company-operated retail stores, third-party concessions in international markets, and e-commerce platforms, in the United States, the United Kingdom, Canada, Mexico, South Africa, the Middle East, Israel, and various countries in Europe, Latin America, and the Asia-Pacific region.
Our product offerings include a diverse range of contemporary styles, designed to establish or capitalize on market trends, complemented by core product offerings. We are recognized for our design creativity and ability to deliver trend-right products with high quality at accessible price points, efficiently and with speed-to-market.
The following is a description of our business as of December 31, 2025.
OUR SEGMENTS
Wholesale Footwear
Our Wholesale Footwear segment designs, sources, and markets our brands and sells our products, consisting of footwear, to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, the United Kingdom, Europe, Canada, and Mexico. Additionally, the Company operates in other international markets through its joint ventures in South Africa, the Middle East, Israel, Australia, various countries in Europe, Latin America, and certain countries in Asia, and through special distribution arrangements in various European countries, North Africa, South and Central America, and various countries within the Asia-Pacific region. Our Wholesale Footwear products are designed and marketed for various lifestyles and include dress shoes, boots, booties, fashion sneakers, sandals, and casual shoes. The Wholesale Footwear segment consists of the following brands: Steve Madden®, Kurt Geiger®, Dolce Vita®, Betsey Johnson®, Blondo®, Carvela®, and Anne Klein®. This segment also includes our private label footwear business. This segment represented 40.9% of total revenue during 2025.
Wholesale Accessories/Apparel
Our Wholesale Accessories/Apparel segment designs, sources, and markets our brands and sells our products, primarily consisting of handbags and apparel, to department stores, mass merchants, off-price retailers, online retailers, specialty retailers, independent stores, and clubs throughout the United States, the United Kingdom, Europe, Canada, and Mexico. Additionally, the Company operates in other international markets through its joint ventures in South Africa, the Middle East, Israel, Australia, various countries in Europe, Latin America, and certain countries in Asia, and through special distribution arrangements in various European countries, North Africa, South and Central America, and various countries within the Asia-Pacific region. Our Wholesale Accessories/Apparel business consists of handbags, apparel, small leather goods, belts, soft accessories, fashion scarves, wraps, gifting, and other trend accessories. The Wholesale Accessories/Apparel segment consists of the following brands: Steve Madden®, Kurt Geiger®, Dolce Vita®, Betsey Johnson®, Carvela®, ATM®, and Anne Klein®. This segment also includes our private label handbag and accessories business. This segment represented 25.3% of total revenue during 2025.
Direct-to-Consumer
Our Direct-to-Consumer segment engages in the sale of footwear, handbags, apparel, and other trend accessories through Steve Madden, Kurt Geiger, Carvela, Dolce Vita, and ATM full-price retail stores, Steve Madden, Kurt Geiger and Carvela outlet stores, directly-operated concessions in international markets, and directly-operated e-commerce platforms. We operate retail locations in regional malls and shopping centers, as well as high streets in various cities across the United States, the United Kingdom, Canada, Mexico, South Africa, the Middle East, Israel, Europe, Latin America, and the Asia-Pacific region. Through our concessions business, we also operate footwear concessions within several luxury and premium department stores in the UK and various department stores in international markets. Our stores play an important role in our test-and-react strategy, and also serve as fulfillment and return locations for our e-commerce business. Our stores also serve as a marketing tool that allows us to strengthen global brand recognition and to showcase selected items from our full line of branded and licensed products. In addition to these testing and marketing benefits, we have also been able to leverage sales information gathered at Steve Madden retail stores and our e-commerce platforms to assist our wholesale customers in their order placement and inventory management. We believe that our retail stores and e-commerce platforms enhance overall sales and profitability and our ability to react quickly to changing consumer demands.
As of December 31, 2025, we operated 399 brick-and-mortar retail stores, including 251 Steve Madden full-price stores and 69 outlet stores, 31 Kurt Geiger London full-price stores and 17 outlet stores, 14 Carvela full-price stores and 12 outlet stores, four Dolce Vita full-price stores, and one ATM full-price store. In addition, we ended the year with 21 concessions in Taiwan, 20 concessions in South Africa, 16 concessions in Australia, two concessions in each of Portugal and China, and 72 footwear concessions within several luxury and premium department stores in the United Kingdom, totaling 133 concessions in international markets.
In addition to our brick-and-mortar stores, our Direct-to-Consumer business offers products online through our e-commerce platforms in the United States, the United Kingdom, Europe, Canada, Mexico, and through our joint ventures in international markets. We operate seven branded e-commerce websites, which include: www.stevemadden.com, www.kurtgeiger.com, www.dolcevita.com, www.betseyjohnson.com, www.blondo.com, www.carvela.com, and www.atmcollection.com. This segment represented 33.4% of total revenue during 2025.
Licensing
Our Licensing segment engages in the licensing of the Steve Madden®, Kurt Geiger®, and Betsey Johnson® trademarks for use in the sale of select apparel, accessories, and home categories as well as various other non-core products. Most of our license agreements require the licensee to pay the Company a royalty based on actual revenue, a minimum royalty in the event predetermined revenue targets are not achieved and a percentage of sales for brand advertising. This segment represented 0.5% of total revenue during 2025.
Corporate
Corporate does not constitute a reportable segment and includes costs not directly attributable to the reportable operating segments. These expenses are primarily related to corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services.
For additional information on our segments, refer to Note 18 – Operating Segment Information in the Notes to our consolidated financial statements included in this Annual Report.
OUR BRANDS
Steve Madden. We design, source, and market fashion-forward footwear, accessories, and apparel under the Steve Madden brand. The Steve Madden brand is a leader in the fashion footwear industry with permission from the customer to sell products across most footwear categories including dress shoes, boots, booties, fashion sneakers, and casuals. While the brand appeals to a wide demographic, the core target consumer is 18 to 40 years old. The Steve Madden brand is sold globally, including in the United States, the United Kingdom, Europe, Canada, Mexico, Africa, the Asia-Pacific region, the Middle East, and South and Central America.
Kurt Geiger London. Kurt Geiger® is a London-based accessible luxury accessories and footwear brand, well known for its unique brand image, bold and distinctive design aesthetic and compelling value proposition. Founded in 1963, Kurt Geiger is headquartered in London, United Kingdom. In May 2025, we acquired the Kurt Geiger® trademark via our acquisition of Mercury Acquisitions Topco Limited (“MATL”), the ultimate parent company of Kurt Geiger. The Kurt Geiger® brand is sold globally, including in the United Kingdom, United States, Europe, Mexico, and the Asia-Pacific region.
Dolce Vita. Dolce Vita® is a contemporary women's brand known for its effortless style for the modern individual. Dolce Vita® is more than just shoes and handbags, it’s about creating a community, supporting underrepresented voices, and responsibly building a brand that we can be proud of with every step. The Dolce Vita® brand is sold globally, including in the United States, Europe, Canada, Mexico, Israel, Australia, and Indonesia. We acquired the Dolce Vita® footwear trademark in August 2014 and in December 2021, we acquired the remaining intellectual property rights of Dolce Vita®, handbags and other accessories.
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

Carvela. Carvela® is a premium footwear and accessories brand headquartered in London, United Kingdom. Inspired by Italian heritage, the Carvela® brand captures the elegance and timeless allure of Italy. Each piece in the Carvela® collection reflects our commitment to exceptional design and lasting comfort, thoughtfully designed with All Day Long technology. In May 2025, we acquired the Carvela® trademark through our acquisition of MATL, the ultimate parent company of Carvela.
Blondo. The Blondo® brand is a 100+ year-old footwear brand recognized for its quality water-resistant leather boots, booties, casual shoes, and sneakers. The Blondo® brand is primarily sold in the United States and Canada. We acquired the intellectual property and related assets of Blondo® in January 2015.
ATM. The ATM® (Anthony Thomas Melillo) brand is an elevated basics apparel brand known for slub jersey cotton t-shirts made primarily in Peru and sold primarily in the United States. ATM was founded in 2012, and we acquired the ATM brand in November 2024.
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
PRODUCT DESIGN AND DEVELOPMENT
We have established a reputation for our creative design, marketing, and trend-right products at affordable price points. Our future success will substantially depend on our ability to continue to anticipate and react quickly to changing consumer demands. To meet this objective, we have developed what we believe is an unparalleled design team and product development process. Our design team strives to create styles that are true to our DNA, reflect current or anticipated trends, and can be manufactured in a timely and cost-effective manner. Most new products are tested in select retail stores and on our e-commerce platforms. Based on these tests, among other things, products are selected and then offered for wholesale and direct-to-consumer distribution worldwide. We believe that our design and testing processes combined with our flexible sourcing model provide our brands with a significant competitive advantage and allow us to reduce the risk of incurring significant exit costs associated with the production and distribution of less desirable designs.
MANUFACTURING AND SUPPLY CHAIN

We source each of our product lines separately based on the individual design, style, and quality specifications of our various brands and product categories. We do not own or operate any foreign manufacturing facilities; rather, we use agents and our own sourcing offices to source our products from independently owned manufacturers in China, Cambodia, Vietnam, Mexico, Brazil, India, Bangladesh, Italy, and various other countries. We have established relationships with a number of manufacturers and agents in each of these countries. We have not entered into any long-term manufacturing or supply contracts. We believe that a sufficient number of alternative sourcing options exist for the manufacture of our products.
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
Our products are manufactured overseas and most of our products are shipped via ocean freight carriers to our third-party distribution facilities in California and New Jersey, and via ground freight from Mexico to our third-party distribution facility in Texas. We rely to a lesser extent on air carriers for the shipping of products. Once our products arrive in the United States, we distribute them mainly from six third-party distribution centers, including four located in California, one located in New Jersey, and one located in Texas. Our products are also distributed through a Company-operated distribution center located in Canada and through our third-party distribution facilities in Mexico, Europe, the United Kingdom and through various other third-party distributions centers in international markets. By utilizing distribution facilities specializing in fulfillment for wholesale customers, retail stores and e-commerce businesses, we believe that our customers are served in a prompt and efficient manner. Suppliers of products for our businesses in the United Kingdom, Europe, Canada, Mexico, and

our joint ventures in South Africa, the Middle East, Israel, Australia, various countries in Europe, Latin America, and certain countries in Asia, ship directly to the respective countries and territories. Products for our international distributors are shipped to freight forwarders or consolidators primarily in China, Cambodia, Vietnam, and Mexico where each distributor arranges for subsequent shipment to their respective territory. See Item 1A. “Risk Factors” below for a discussion of the risks associated with supply chain disruptions and changes to international trade policies.
DISTRIBUTION
For the year ended December 31, 2025, our revenue was primarily generated through two distribution channels: Wholesale and Direct-to-Consumer. Wholesale accounted for approximately $1,675,852, or 66.1% of total revenue, while Direct-to-Consumer accounted for approximately $845,666, or 33.4% of total revenue. Each distribution channel is described below.
Wholesale. We distribute product within our Wholesale Footwear and Wholesale Accessories/Apparel segments through a broad network of over 2,000 retailers, including department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and club stores. Our wholesale distribution network spans across the United States, the United Kingdom, Europe, Canada, and Mexico, as well as various international markets through our joint ventures. We also distribute our product under various distribution agreements in certain international markets. Under the terms of our distribution agreements, the distributors purchase product from us and are generally required to open a minimum number of stores each year and maintain a certain minimum level of sales in the licensed territory. The distribution agreements currently in place expire on various dates and include renewal options provided certain conditions are met.
For the year ended December 31, 2025, our top ten wholesale channel customers, in no particular order, included: Nordstrom, Macy's, Dillard's, Designer Brands, The TJX Companies, Ross Stores, Burlington Stores, Amazon, Walmart, and Target. In 2025, the Company had no customer who accounted for more than 10% of total revenue.
Direct-to-Consumer. We distribute product within our Direct-to-Consumer segment through Steve Madden, Kurt Geiger London, Carvela, Dolce Vita, and ATM full-price retail stores, Steve Madden, Kurt Geiger London, and Carvela outlet stores, directly-operated concessions in international markets, and directly-operated e-commerce platforms. We operate retail locations in regional malls, shopping centers, and high streets in various cities across the United States, the United Kingdom, Europe, Canada, Mexico, South Africa, the Middle East, Israel, Latin America, and the Asia-Pacific region. We also operate concessions in South Africa, Taiwan, China, and Portugal. Through our concessions business, we also operate third-party footwear concessions within several luxury and premium department stores in the UK.
As of December 31, 2025, we operated 399 brick-and-mortar retail stores, including 251 Steve Madden full-price stores and 69 outlet stores, 31 Kurt Geiger London full-price stores and 17 outlet stores, 14 Carvela full-price stores and 12 outlet stores, four Dolce Vita full-price stores, and one ATM full-price store. Of the 399 total brick-and-mortar retail stores, 290 stores were located outside of the United States. In addition, we operated 133 concessions in international markets.
In addition to our brick-and-mortar stores, our Direct-to-Consumer business offers products online through our e-commerce platforms in the United States, the United Kingdom, Europe, Canada, Mexico, and through our joint ventures in international markets. We operate seven branded e-commerce websites, which include: www.stevemadden.com, www.kurtgeiger.com, www.dolcevita.com, www.betseyjohnson.com, www.blondo.com, www.carvela.com, and www.atmcollection.com. This segment represented 33.4% of total revenue during 2025.
COMPETITION
The fashion industry is highly competitive, with numerous domestic and international companies operating in the footwear, apparel, and accessories markets. Our competitors may have greater financial, operational, and marketing resources, among other advantages, which may allow them to compete more effectively. We believe that brand strength, trend-driven styling, product quality, value proposition, speed-to-market, marketing and distribution, customer relationships, and the effective use of data, digital tools, and emerging technologies are key factors driving success in our industry. We remain committed to leveraging these elements to maintain and grow our market position. However, there is no assurance that we will be able to compete successfully against both established and emerging competitors. Increased competition, shifting consumer preferences, evolving market dynamics, and rapid technological change could have a material adverse effect on our business, financial condition, and results of operations. For further discussion of related risks, see Item 1A. “Risk Factors.”

MARKETING
We employ an integrated, omnichannel approach to marketing across our brands and product categories, designed to engage consumers throughout the customer journey. Our global marketing strategy focuses on delivering consistent, relevant, and personalized brand and product messaging across channels, supporting brand awareness, customer engagement, and conversion.
Our marketing activities include brand and performance marketing and utilize a combination of organic and paid media channels, including but not limited to email, social media, influencer partnerships, print, experiential events, and public relations. These efforts include product placements, celebrity seeding, and public and media appearances by our Founder and Creative and Design Chief, Steve Madden.
We invest in marketing technology, data analytics, and talent, both in-house and through strategic relationships with external agencies, to support customer engagement and personalization efforts. We also utilize digital tools, artificial intelligence, and other emerging technologies in certain aspects of our marketing and e-commerce operations to enhance customer experience. We continue to promote our e-commerce platforms, through which customers can purchase Steve Madden®, Kurt Geiger London®, Dolce Vita®, Betsey Johnson®, Carvela®, Blondo®, and ATM® products.
MANAGEMENT INFORMATION SYSTEM (MIS) OPERATIONS
Effective and sophisticated information systems are essential to maintaining our competitive position and supporting our growth strategy. Our technology infrastructure consists of several integrated systems, as described below, designed to manage key business functions across wholesale, retail, e-commerce, and logistics.
•Enterprise Resource Planning (“ERP”) System. Our ERP system is an integrated system that supports our wholesale and retail operations in the areas of finance and accounting, sourcing, purchase order management, customer order management, and inventory control. Substantially all of our North American wholesale businesses, our European business, as well as our Asia sourcing operations, are operated through this ERP system.
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
•E-commerce Platform. We utilize a direct-to-consumer e-commerce platforms that supports our online sales, enabling customers to purchase products through our branded websites. This platform integrates with our ERP system and WMS to manage inventory, process sales, and coordinate fulfillment. We utilize a reputable cloud-based solution to support our growing e-commerce business and to allow us to offer an omnichannel and seamless retail experience to our customers.
•Ancillary Systems and Third-Party Services. Supporting our core systems, we utilize various specialized tools for supply chain management, product lifecycle management (PLM), assortment planning, inventory allocation, business intelligence, data warehousing, Electronic Data Interchange, credit card processing, finance, human resources, and payroll.
We are highly dependent on our information technology systems to manage all aspects of our global business, including transaction processing, inventory management, and financial reporting. Our e-commerce platforms are critical to our direct-to-consumer strategy. Given the high volume of transactions we process annually, any prolonged system instability or failure could lead to significant revenue loss. We continuously update and enhance these systems to improve functionality, efficiency, security, and integration across our business.
See "Item 1C. Cybersecurity" for discussion regarding our cybersecurity risk management and strategy, as well as our cybersecurity governance.
TRADEMARKS
Our strategy for the continued growth of our business includes expanding our presence beyond footwear, accessories, and apparel through the selective licensing of our brands. We consider our company-owned trademarks to be among our most valuable assets, and have registered many of our trademarks in the United States and 168 other countries and in numerous International Classes. From time to time, we adopt new trademarks and new logos and/or stylized versions of our trademarks in connection with the marketing of new product lines. We believe that these trademarks have significant value and are important for purposes of identifying our Company, the marketing of our products and the products of our licensees, and distinguishing them from the products of others.

Trademarks we believe to be most significant to our business include: Steve Madden®, Madden Girl®, Madden NYC®, Kurt Geiger®, Dolce Vita®, Betsey Johnson®, Carvela®, Blondo®, Almost Famous®, and ATM®. We license our Steve Madden®, Betsey Johnson®, and Kurt Geiger® trademarks for use in connection with the manufacture, marketing, and sale of select apparel, accessories, and home categories as well as various other non-core products.
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
HUMAN CAPITAL MANAGEMENT
As of February 1, 2026, we employed approximately 6,300 employees globally, with approximately 2,100 of these employees located in the United States and approximately 4,200 located internationally. Of these employees, approximately 4,200 work full-time and approximately 2,100 work part-time. The majority of our part-time employees work in the Direct-to-Consumer segment. None of our employees are represented by a union, and we consider our relations with our employees to be good. We have never experienced a material interruption of our operations due to a labor dispute.
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
Career Development
In the dynamic world of fashion, it is vital that we support the continuous learning and personal growth of our employees. Our talent development initiatives focus on enhancing internal programs and processes that empower our employees to excel and feel a strong sense of belonging and fulfillment in their roles. Key initiatives include our long-standing professional development relationship with the University of Arizona Global Campus, a comprehensive tuition reimbursement program, leadership and management training, and access to external conferences and workshops that focus on specific industry knowledge. Further, we offer SM Learning Sessions and Madden Mindsets, company-wide initiatives that brings together internal and external experts to share knowledge on diverse topics. These programs not only enhance skillsets, but also foster a collaborative and inclusive environment, encouraging cross-departmental interaction and networking. Furthermore, performance evaluations and constructive feedback mechanisms are integral to our strategy. By investing in employee development, we aim to create a workplace where employees are not only equipped to meet the challenges of the ever-evolving fashion industry but are also deeply engaged and committed to our long-term success.
Employee Wellness
At Steve Madden, we foster a culture of individual well‑being through a broad range of wellness initiatives designed to support our employees’ physical, emotional, social, environmental, and financial health. Our offerings include health fairs, financial wellness seminars, discounts and partial reimbursement for gym memberships, on‑site discounted food options, and access to an employee assistance program that provides resources and tools for a variety of wellness needs. As part of these efforts, we also host in-office wellness events for employees to step away from their routines and enjoy healthy snacks, chair massages, and special wellness pop-ups. We regularly collaborate with featured vendors to enhance these programs and provide meaningful ways for employees to prioritize their overall wellness.
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
We distributed $2,000 and $1,300 to the Foundation during 2025 and 2024, respectively, and have since launched multiple shop-to-give campaigns across our various company-operated e-commerce platforms.
Since the acquisition of Kurt Geiger in May 2025, the Company has made charitable donations totaling over $400 to its stand-alone, non-profit organization, the Kurt Geiger Kindness Foundation.
Further information on our charitable initiatives can be found on the "Sustainability" section of our website, https://www.stevemadden.com/ and https://www.kurtgeiger.us/kurt-geiger-kindness-foundation.
GOVERNMENT REGULATIONS
Our business is subject to various United States federal, state, local, and foreign laws and regulations, including those related to environmental protection, health and safety, labor and employment practices, trade and customs, consumer protection, data privacy, and product safety. We may also incur liability under environmental laws and regulations for contamination at sites we currently or previously owned or operated, including contamination caused by prior owners, operators, neighboring properties, or other third parties. Additionally, we may be responsible for the off-site disposal of hazardous materials.
In addition, our global operations and supply chain subject us to evolving regulations related to international trade, tariffs, customs, duties, sustainability and environmental, social, and governance (“ESG”) matters, and the use of digital technologies and data. Regulatory requirements in these areas continue to change and may result in increased compliance costs, operational complexity, or restrictions on certain business practices.
We believe we are in compliance with all applicable laws and regulations. To date, compliance requirements have not had, and are not expected to have, a material effect on our capital expenditures, cash flows, earnings, or competitive position. For further discussion of related risks, see Item 1A. “Risk Factors.”
SEASONALITY AND OTHER FACTORS
Our operating results are influenced by seasonality and other factors that create variability from quarter to quarter and season to season. For example, boot sales typically peak in the fall and winter months, while sandal sales are strongest in the spring and summer months. Additionally, our Direct-to-Consumer segment experiences heightened demand during the holiday season. Our diverse product portfolio, however, helps to mitigate the impact of seasonal fluctuations in any single product category.
Beyond seasonality, several other factors contribute to quarterly fluctuations in our operating results, including weather conditions, timing of holidays and bulk footwear shipments, market acceptance of our products, pricing, product presentation, promotional strategies, our ability to deliver on-trend styles at the right time, fluctuations in personnel needs and operational costs, inventory management, including potential write-downs for obsolescence, fluctuations in material costs and product mix across our wholesale, direct-to-consumer and licensing businesses, and external conditions, such as general macroeconomic trends, consumer confidence and competitor actions.
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
BACKLOG
We had unfilled wholesale customer orders of approximately $673.53 and $609,453, as of February 3, 2026 and 2025, respectively. Our backlog at any given time is influenced by factors, including seasonality, supply chain lead times, timing of market weeks, and wholesale customer purchases of core products through our open stock program. Due to these variables, period-to-period comparisons of backlog may not be indicative of future revenue trends.

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
The fashion footwear, accessories, and apparel industry is highly competitive and barriers to entry are low. Our competitors include specialty companies as well as companies with diversified product lines. Market growth in the sales of fashion footwear, accessories, and apparel has encouraged the entry of many new competitors and increased competition from established companies. Many of these competitors may have significantly greater financial and other resources than we do, and there can be no assurance that we will be able to compete successfully with other fashion footwear, accessories, and apparel companies. Increased competition could result in pricing pressures, increased marketing expenditures, and loss of market share and could have a material adverse effect on our business, financial condition, results of operations, and liquidity.
If we and the retailers that are our customers are unable to adapt to recent and anticipated changes in the retail industry, the sales of our products may decline, which could have a material adverse effect on our financial condition, results of operations, and liquidity.
In recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers in the United States and in foreign markets may further consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products, or increase the ownership concentration within the retail industry. Changing shopping patterns, including the rapid expansion of online retail shopping, have adversely affected customer traffic in mall and outlet centers, particularly in North America. We expect competition in the e-commerce market will continue to intensify. As a greater portion of consumer expenditures with retailers occurs online and through mobile commerce applications, our wholesale customers who fail to successfully integrate their physical retail stores, and digital channels may experience financial difficulties, including store closures, bankruptcies, or liquidations. A continuation or worsening of these trends could cause financial difficulties for one or more of our major customers, which, in turn, could substantially increase our credit risk and have a material adverse effect on our results of operations, financial condition, and cash flows. We have little or no control over how our customers will respond to the challenges posed by these changes in the retail industry. Our success will be determined, in part, on our and our customers’ ability to manage the impact of the rapidly changing retail environment and identify and capitalize on retail trends, including technology, e-commerce, artificial intelligence, and other process efficiencies, or advanced technologies that will better service our customers. If we and our customers fail to compete successfully, our businesses, market share, results of operations, and financial condition could be materially and adversely affected.

RISKS RELATING TO OUR COMPANY
The loss of Steve Madden, our Founder and Creative and Design Chief, or members of our executive management team could have a material adverse effect on our business.
The growth and success of our Company since its inception more than a quarter century ago is attributable, to a significant degree, to the talents, skills, and efforts of our Founder and Creative and Design Chief, Steven Madden. An extended or permanent loss of the services of Mr. Madden could severely disrupt our business and have a material adverse effect on our Company. We also depend on the contributions of the members of our senior management team. Our senior executives have substantial experience and expertise in our business and industry and have made significant contributions to our growth and success. Competition for executive talent in the fashion footwear, accessories, and apparel industries is intense. While our employment agreements with Mr. Madden and our senior executives include a non-compete provision in the event of the termination of employment, the non-compete periods are of limited duration and scope and the enforceability of such non-compete provisions are subject to existing and future laws. Although we believe we have depth within our senior management team, if we were to lose the services of Mr. Madden or any of our senior executives, and especially if any of these individuals were to join a competitor or form a competing company, our business and financial performance could be seriously harmed. A loss of the skills, industry knowledge, contacts, and expertise of Mr. Madden or any of our senior executives could cause a setback to our operating plan and strategy.
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
•market acceptance of our products;
•pricing, presentation and promotional strategies of the products offered;
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
We sell products to most of our wholesale customers on credit, subject to customary trade payment terms, and their failure to pay for products shipped to them could adversely affect our financial results.
We extend credit to our wholesale customers based on an evaluation of each customer's financial condition, usually without collateral. Various retailers, including some of our customers, have experienced financial difficulties, which has increased the risk of extending credit to such retailers. Even though we seek to mitigate the risks of extending credit by factoring most of our accounts receivable and obtaining letters of credit, or credit insurance for others, if any of our customers were to experience a shortage of liquidity, the risk that the customer's outstanding payables to us not being paid could cause us to curtail business with the customer, or otherwise increase our exposure to credit risk relating to the customer's accounts payable.
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
The success of this acquisition depends on our ability to integrate Kurt Geiger effectively into our existing business operations, and we may encounter significant challenges in doing so. Integrating the operations, systems, processes, and personnel of Kurt Geiger with our own, as well as ensuring compliance with applicable laws and regulations (including Section 404 of the Sarbanes-Oxley Act) in the U.S., UK, and other jurisdictions requires substantial management time and attention and may divert resources from other priorities and initiatives. The integration process involves complex operational, technological, and cultural challenges and could be more costly or time-consuming than anticipated.
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
In connection with the financing of our acquisition of Kurt Geiger, we entered into a senior secured credit facility effective May 6, 2025, consisting of a $300,000 term loan and a $250,000 revolving credit facility. As of December 31, 2025, we had outstanding borrowings of $240,000 under the term loan and no borrowings under the revolving credit facility. Prior to this acquisition, we had no amounts outstanding under our previous revolving credit facility and operated with a comparatively lower level of financial leverage.
Our increased debt levels require us to dedicate a portion of our cash flow to the repayment of principal and interest, which reduces funds available for working capital, capital expenditures, share repurchases, dividends, acquisitions, and other general corporate purposes. In addition, these credit facilities bear interest at variable rates that are subject to market fluctuations. An increase in interest rates would increase our interest exposure and reduce our net income and cash flow.
Our credit agreement also includes covenants that impose certain operating and financial restrictions. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could permit acceleration of the outstanding debt and enforcement of security interests in our assets. As of December 31, 2025, we were in compliance with all financial and non-financial covenants under our credit agreement.
We have recorded goodwill and identifiable intangible assets in connection with our acquisition of Kurt Geiger, which could become impaired and adversely affect our financial results.
As part of our preliminary purchase price allocation in connection with the acquisition of Kurt Geiger, we recorded over $240,000 in goodwill and identifiable intangible assets on our Consolidated Balance Sheet. Under U.S. GAAP, we are required to test goodwill and indefinite-lived intangible assets at least annually for impairment, or more frequently if events or changes in circumstances indicate that they may be impaired. Intangible assets with finite lives are amortized over their useful lives and are subject to impairment testing if there are indicators of impairment.
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
Inflationary pressures have also contributed to higher freight costs, which negatively affected our gross margin and profitability in previous years, and may have a negative effect on our future operating results and profitability.
Our reliance on foreign manufacturers to provide materials, or produce our goods in a timely manner, or to meet our quality standards could cause problems if we experience a supply chain disruption and we are unable to secure an alternative source of raw materials or end products.
We do not own or operate any foreign manufacturing facilities and are therefore dependent upon third parties to manufacture all of our products. In 2025, 56.1% of our total purchases were manufactured in China and 24.6% in Cambodia. We also do not have long-term manufacturing or supply contracts with any of our suppliers or manufacturers for the production and supply of our raw materials and products, and we compete with other companies for raw materials and production capacity. The risks inherent in relying on foreign manufacturing include changes in the U.S. and international trade policies, work stoppages, transportation delays, public health emergencies, social unrest, changes in local economic and political conditions, and broader geopolitical instability.
We have experienced, and may in the future experience, significant disruptions in the supply of raw materials and products and may be unable to secure alternative suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience a sudden increase in demand, or need to replace an existing supplier or manufacturer, we may be unable to locate additional suppliers of raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or fill our orders in a timely manner. Selecting and transitioning to a new supplier is a complex process that requires evaluations of quality control, responsiveness, and service, financial stability, and ethical labor practices. Even if we successfully transition to a new supplier, we may still encounter production delays and increased costs as a result of the training and onboarding process.
Our supply of raw materials or finished products could be disrupted or delayed by health pandemics and government-imposed restrictions, such as border closures, shipment restrictions, and travel bans. Further delays could also arise if new suppliers are located farther from our core markets or other key participants in our supply chain. Our supply chain has been and may also be affected in the future by trade policy changes and tariffs imposed by the U.S. or other federal governments, which is described further below. Any delays, interruption, or increased costs in the supply of raw materials or production of our products could adversely affect our ability to meet customer demand and have a material negative effect on our business, financial condition, results of operations, and liquidity.
Changes in trade policies, tariffs, retaliatory trade actions taken by other countries, and resulting trade wars have had, and may continue to have, a material adverse impact on our business, results of operations, and financial condition.
Our operations rely on the global sourcing, manufacturing, and sale of products, and our supply chain is subject to risks inherent in international trade. These risks include changes in trade policies, increases in import duties, anti-dumping measures, quotas, safeguard measures, trade restrictions, restrictions on fund transfers, currency fluctuations, and geopolitical factors such as political instability or trade disputes. Any of these factors could disrupt our supply chain or increase our costs.

In 2025, the United States government announced the imposition of additional tariffs and reciprocal tariffs on a broad range of goods imported into the United States. In response, multiple countries implemented retaliatory tariffs and other trade actions, which prompted further increases in reciprocal tariffs by the United States. The United States accounted for approximately 66.2% of our global sales in fiscal year 2025, and a substantial portion of our products imported into the United States are sourced from China, Cambodia, Vietnam, and other countries that have been impacted, or may be impacted, by these trade actions.
The enactment of tariffs and the uncertainty surrounding their scope, duration, and applicable rates have materially increased, and may continue to materially increase our product costs and negatively impact our gross margins. Tariffs have resulted in, and may continue to result in, higher pricing for our products, reduced consumer demand, and order cancellations, which could adversely affect our sales volumes and profitability. We have taken, and continue to evaluate, actions intended to mitigate the impact of tariffs, including diversifying our sourcing footprint, negotiating with suppliers, and adjusting pricing strategies. However, there can be no assurance that these measures will be successful or that they will fully offset the effects of current or future tariffs.
Further, on February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the International Emergency Economic Powers Act (IEEPA). Following the Supreme Court decision, the U.S. Administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974, subject to certain carve outs. It is unclear at this time what impact this decision will have on our future financial results, including whether we will be able to obtain refunds of amounts previously paid for the IEEPA tariffs or any fluctuations of the level of replacement tariffs imposed or the addition of any new tariffs through other means.
Additionally, changes in laws or policies governing international trade, including increased tariffs or other restrictions on imports from countries where we manufacture products, such as China, Cambodia, and Vietnam, could adversely affect our business. For example, in recent years, the United States and China have imposed new tariffs on each other covering certain product categories, including footwear, accessories, and apparel. Given the uncertainty regarding the potential expansion, modification, or continuation of existing tariffs, as well as the possibility of additional retaliatory trade actions, the ultimate impact on our business, results of operations, cash flows, and financial condition remains uncertain and could be material. We cannot predict whether, or to what extent, changes to international trade agreements or policies will occur, or whether we will be able to offset any resulting increases in costs or loss of revenue.
If our manufacturers, the manufacturers used by our licensees, or our licensees themselves fail to use acceptable labor practices or to otherwise comply with local laws and other standards, our business reputation could suffer.
Our products and our licensees’ products are manufactured by numerous independent manufacturers outside of the United States. We impose, and require our licensees to impose, on these manufacturers, environmental, health and safety standards for the benefit of their labor force. In addition, we require these manufacturers to comply with applicable standards for product safety. However, we do not control our independent manufacturers, or licensing partners, or their labor, product safety, and other business practices. From time to time, our independent manufacturers may not comply with such standards or applicable local law or our licensees may not require their manufacturers to comply with such standards or applicable local law. The violation of such standards and laws by one of our independent manufacturers or by one of our licensing partners, or the divergence of a manufacturer's or a licensing partner's labor practices from those generally accepted as ethical in the United States, the United Kingdom, Europe and any other country where we operate, could harm our reputation, result in product recalls or require us to curtail our relationship with and locate a replacement for such manufacturer or licensee. We could also be the focus of adverse publicity and our reputation could be damaged. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and liquidity.
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

INFORMATION TECHNOLOGY RISKS
Disruption of our information technology systems or e-commerce platforms could have a material and adverse impact on our financial results and brand equity.
We are heavily dependent on information technology systems to manage all aspects of our global business, including transaction processing, inventory management, and financial reporting. Our e-commerce platforms are critical to our direct-to-consumer strategy. Given the high volume of transactions we process annually, any prolonged system instability or failure could lead to significant revenue loss.
We rely on a combination of in-house IT infrastructure and third-party "cloud" service providers to host and upgrade our systems. Our infrastructure remains vulnerable to damage from cyber-attacks, power outages, and integration challenges associated with business acquisitions. Any such disruption could result in:
•the loss of critical business data or intellectual property;
•unanticipated capital expenditures to remediate and harden infrastructure; or
•an inability to fulfill customer orders, leading to inventory imbalances and lost sales.
While we maintain disaster recovery protocols and cybersecurity insurance, these measures may not be adequate to cover the full extent of a catastrophic loss or business interruption.
Our business could be adversely affected by data security breaches or privacy failures involving our systems or those of our third-party partners.
As a routine part of our business, we collect and retain sensitive information, including personally identifiable information of customers and employees. Despite our security measures, we and our service providers face ongoing threats from sophisticated actors employing ransomware, social engineering, and advanced persistent threats.
As the media and regulatory scrutiny of data privacy intensifies, any actual or perceived breach could result in a material loss of consumer trust. Beyond reputational damage, a compromise of our systems could subject us to:
•substantial forensic, legal, and notification costs;
•class-action litigation and significant statutory liabilities;
•regulatory enforcement under increasingly rigorous standards, including the GDPR, CCPA/CPRA, and the NY SHIELD Act.
Our compliance with these evolving global privacy laws is costly and requires ongoing operational adjustments. While we have not experienced a material security breach in the last three years, the frequency and sophistication of global cyber-threats continue to increase.
Risks related to the deployment of artificial intelligence and machine learning could adversely impact our operations and financial condition.
We are increasingly integrating artificial intelligence (“AI”) and machine learning across our enterprise, including for inventory forecasting, digital marketing, and pricing optimization. While these technologies are intended to drive efficiency, they introduce unique risks:
•Data Integrity: AI outputs are only as reliable as the underlying data. Inaccurate or biased data sets could lead to suboptimal business decisions, such as inventory stockouts or inaccurate demand forecasting, materially impacting our gross margins.
•Third-Party Dependency: We rely on external AI platforms and tools. Security vulnerability or service interruption at these providers could compromise our operational continuity.
•Regulatory Uncertainty: The global regulatory landscape for AI is rapidly evolving. New transparency or "explainability" requirements may necessitate significant diversion of resources or restrictions on our current use of these technologies.
•Competitive Pressure: Failure to effectively integrate AI at the same pace as our competitors could result in a loss of market share and diminished operational responsiveness.

There can be no assurance that our investment in AI will yield the expected returns on investment. Given the rapid pace of technological change, the impact of these risks on our cash flows and results of operations is uncertain and could be material.
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
A portion of our revenue is dependent on licensing our trademarks. The actions of our licensees could diminish our brand integrity and adversely affect our revenue and results of operations.
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
Our opportunities for long-term growth and profitability are accompanied by significant challenges and risks, particularly in the near term. Specifically, our business is dependent on consumer demand for our products and the purchase of our products by consumers is largely discretionary. Consumer confidence and discretionary spending has been and in the future could be adversely affected in response to financial market volatility, negative financial news, inflationary pressures, changes in interest rates, changing conditions within the real estate and mortgage markets, declines in income or asset values, and other economic factors. A downturn in macroeconomic conditions leading to a reduction in consumer confidence and discretionary spending could have an adverse impact on our financial condition, results of operations, and liquidity.
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
Changes in tax laws could have an adverse effect on our financial results.
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
Any failure to maintain effective internal control over our financial reporting could materially and adversely affect us.
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

In 2025, we completed the acquisition of Kurt Geiger. As permitted under applicable SEC and Public Company Accounting Oversight Board (“PCAOB”) guidance, the internal control over financial reporting of newly acquired businesses may be excluded from management’s assessment of internal control over financial reporting for a period of up to one year following the acquisition date. During this integration period, we are dedicating resources to integrating Kurt Geiger’s financial reporting systems, processes, and internal controls into our internal control framework. However, until such integration is complete and the acquired business is fully subject to our internal control environment, we may face additional risks associated with integrating and maintaining effective internal controls over financial reporting.
If we fail to maintain effective internal controls, our auditors may determine that a significant deficiency or material weakness exists in our internal controls over financial reporting. Such a determination could undermine investor confidence in the reliability of our financial statements, require us to restate our quarterly or annual financial statements, or negatively impact the market price of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
The Company employs a comprehensive, cross-departmental approach to continuously assess, identify, and manage potential cybersecurity risks, with direct involvement from the Board of Directors, primarily through the Audit Committee of the Board, and senior management. Collaboration is required between our employees, the information technology (“IT”) security team, which is led by our Chief Information Security Officer (“CISO”), the Information Security Steering Committee ("ISSC”), which is chaired by our CISO and comprised of executive and senior representatives from key corporate functions and is overseen by the Board of Directors, and the Core Cyber Incident Response Team ("CIRT"), which is led by our CISO and includes members from ISSC and our technology teams. The Company’s cybersecurity policies, standards, processes, and practices are integrated into the Company’s overall risk management program and we regularly consider cybersecurity risks in the context of material risks to the Company. Our cybersecurity risk management program categorizes cybersecurity risks into five areas: identify, protect, detect, respond, and recover. We regularly assess the cybersecurity threat landscape, employing a layered cybersecurity strategy that emphasizes prevention, detection, and mitigation through a variety of technical and operational measures. As a part of our cybersecurity risk management program, our information security program is tailored to address identified risks, while aligning with pertinent business requirements.
We foster a shared responsibility for the Company’s cybersecurity with all of our employees, conducting periodic phishing simulation campaigns and providing regular, mandatory cybersecurity training to enhance awareness and readiness against potential cyber threats. As part of the Company's information security program, all global employees are required to complete annual training on information security awareness, including cybersecurity, global data privacy requirements, and information technology compliance measures. Certain roles require additional role-based, specialized cybersecurity training to ensure proactive preparation and effective coordination in the event of a security incident. We engage a third-party to conduct annual tabletop exercises to members of our ISSR and CIRT units. During this exercise, we rehearse our incident response plan, as well as identify and prioritize opportunities for improvement within our cybersecurity program and associated security controls, through a customized simulation specifically tailored to our current environment, processes, and procedures. Furthermore, job function–specific training and testing exercises are delivered by an external partner and aligned with specific job responsibilities. For example, IT personnel receive additional training related to privileged access, while finance personnel receive targeted training and random testing designed to mitigate risks related to phishing, deepfake, and business email compromise.
To protect our data and information systems, we maintain Company-wide cybersecurity policies and procedures regarding encryption standards, antivirus protection, remote access, multifactor authentication, confidential information, and internet, social media, email, and wireless device usage. Our IT security team reviews and updates such policies and procedures to adapt to evolving cybersecurity landscapes, industry best practices, and regulatory and statutory updates. Our CISO conducts thorough reviews of these updates to ensure their continued relevance and effectiveness in safeguarding the Company’s assets and business interests. Key members of our leadership team and our technology teams undergo annual cyber incident tabletop exercises.
As part of our broader cybersecurity risk management framework, the Company maintains compliance with PCI DSS standards. This program governs the security of our payment processing environment, ensuring that credit card data is handled through encrypted channels and segmented networks to mitigate the risk of unauthorized access or data exfiltration.
We continually seek to update our IT security, encompassing end-user training, layered defenses, critical asset identification and protection, enhanced monitoring and alerting, and engagement with third-party experts to evaluate the efficacy of our security measures. We engage reputable third parties to assist in the monitoring, protection, detection, and potential remediation of cybersecurity threats and incidents. We also regularly evaluate cybersecurity risks associated with our use of third-party service providers, conducting an annual review of hosted applications and assessing their cybersecurity preparedness. Risks from cybersecurity threats, including as a result of previous cybersecurity events encountered by the Company and known events encountered by third parties with a connection to the Company, have not materially affected our Company, including our business strategy, results of operations, or financial condition. The Company did not experience a material third-party information security breach in the last three years.
Governance
Management
Our Chief Information Security Officer (CISO) is primarily responsible for evaluating and managing the Company’s significant cybersecurity risks, as well as developing and implementing the related risk management policies and procedures.

The CISO directs the Company’s information security and cybersecurity risk management programs, providing quarterly status reports to both the Information Security Steering Committee (ISSC) and the Audit Committee of the Board of Directors. With more than 25 years of experience across technology, cybersecurity operations, and engineering functions, the CISO holds a bachelor’s degree in computer information science, a master’s degree in technology management, a CISO Certificate from Carnegie Mellon University, and maintains ISC2 CISSP certification.
Other members of the management team support our CISO in overseeing cybersecurity risk management through participation in the ISSC, which is chaired by the CISO and includes the Chief Executive Officer, Chief Financial Officer & Executive Vice President of Operations, Chief Information Officer, General Counsel, President of Direct-to-Consumer and Global Digital, Privacy Counsel, and the Vice President of Internal Audit. The ISSC regularly reviews and discusses comprehensive quarterly and annual reports presented by the CISO and IT security team, facilitating informed, collaborative, and consensus-based guidance on information security for the Company.
Our Cybersecurity Incident Response Team (CIRT) operates as a dedicated frontline unit tasked with the rapid detection, assessment, and containment of potential threats. The CIRT employs a structured escalation framework to ensure material risks are identified and communicated with velocity. Upon identifying a potential threat, the CIRT conducts an immediate severity assessment. Any significant events are escalated to the ISSC to evaluate potential business, financial, or reputational impacts. In coordination with the ISSC, the CIRT ensures that the Audit Committee of the Board of Directors is promptly notified of any incidents deemed to have a material impact on the Company’s operations or financial condition.
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
Over the past three years, we have not identified any cybersecurity threats that have materially affected, or that we believe are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our best efforts, cybersecurity risks cannot be fully eliminated, and there can be no assurance that we have not experienced, or will not experience, cybersecurity incidents, including incidents that may not be immediately detected. For additional information about these risks, see Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES
We lease space for our headquarters, retail stores, showrooms, warehouses, storage, and office facilities in various locations in the United States, as well as overseas. All of our locations are leased, with the exception of one improved real property parcel in Long Island City, New York, which we own. We believe that our existing facilities are in good operating condition and are adequate for our present level of operations. The following table sets forth the location, use, segment, and size of the Company's principal properties as of December 31, 2025.

Location	Use	Segment	Approximate Square Feet
Bloomington, CA	Warehouse	Wholesale Footwear and Wholesale Accessories/Apparel Direct-to-Consumer	525,100
Dongguan, China	Offices and sample production	Wholesale Footwear and Wholesale Accessories/Apparel	154,900
Quebec, Canada	Offices, warehouse	Wholesale Footwear and Wholesale Accessories/Apparel Direct-to-Consumer	133,300
Long Island City, NY	Executive offices and sample factory	Corporate(1)	111,000
New York, NY	Offices and showroom	Wholesale Accessories/Apparel	59,300
London, United Kingdom	Offices	Wholesale Footwear and Wholesale Accessories/Apparel	49,900
Cape Town, South Africa	Warehouse	Wholesale Footwear and Wholesale Accessories/Apparel Direct-to-Consumer	36,000
New York, NY	Offices and showroom	Wholesale Footwear	35,200
Nieuwkuijk, Netherlands	Offices and showroom	Wholesale Footwear and Wholesale Accessories/Apparel Direct-to-Consumer	23,800
New York, NY	Offices and showroom	Wholesale Accessories/Apparel	17,600
Bellevue, WA	Topline office	Wholesale Footwear	14,200
New York, NY	Offices and showroom	Wholesale Footwear Direct-to-Consumer	21,200
Putian City, China	Offices	Wholesale Footwear	8,700
Mexico City, Mexico	Offices	Wholesale Footwear and Wholesale Accessories/Apparel Direct-to-Consumer	8,400
Long Island City, NY	Storage	Corporate(1)	7,200
New York, NY	Offices and showroom	Wholesale Footwear and Wholesale Accessories/Apparel Direct-to-Consumer	6,000
(1) Corporate does not constitute a reportable segment.
In addition to the above properties, the Company occupies 399 leased full-price and outlet brick-and-mortar locations. These leases expire at various times through fiscal year 2036. Substantially all of our retail stores are leased pursuant to leases that, under their original terms, extend for an average of five years. Many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes over the base year.
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

Holders. As of February 20, 2026, there were 165 holders of record and 56,627 beneficial owners of our common stock.
Dividends. During fiscal 2025, a quarterly cash dividend of $0.21 per share on our outstanding shares of common stock was paid on each of March 21, 2025, June 20, 2025, September 23, 2025, and December 26, 2025. The aggregate cash dividend paid for the year ended December 31, 2025 was $60,962.
In February 2026, our Board of Directors approved the quarterly dividend of $0.21 per share payable on March 20, 2026 to stockholders of record as of the close of business on March 11, 2026. The payment of future dividends will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that dividends of any kind will be paid to holders of our common stock in the future.
Issuer Repurchases of Equity Securities. Our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase of our common stock. On November 2, 2021, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $200,000, bringing the total authorization to $250,000, which included the amount remaining under the prior authorization. The Share Repurchase Program permits us to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in our best interest. In the middle of March 2020, in response to the COVID-19 pandemic, as a precautionary measure the Board of Directors temporarily suspended the repurchase of our common stock, which the Board of Directors reinstated on February 24, 2021. On May 8, 2023, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $189,900, bringing the total authorization to $250,000. During the year ended December 31, 2025, we did not repurchase any shares of our common stock under the Share Repurchase Program. As of December 31, 2025, approximately $85,310 remained available for future repurchases under the Share Repurchase Program.
The following table presents the total number of shares of our common stock, $0.0001 par value, purchased by us during the three months ended December 31, 2025, which includes employee tax and/or option cost obligations applicable to stock-based compensation awards; the average price paid per share; the amount of shares purchased pursuant to our Share Repurchase Program and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period pursuant to our Share Repurchase Program. See Note 10 – Share Repurchase Program to the consolidated financial statements for further details on our share repurchase program. During the three months ended December 31, 2025, there were no sales by us of unregistered shares of common stock.

(in thousands except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2025 - 10/31/2025	6	$34.42	$—	$85,310
11/1/2025 - 11/30/2025	198	$41.73	$—	$85,310
12/1/2025 - 12/31/2025	146	$42.64	$—	$85,310
Total	350	$41.99	$—
(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan, each provide us with the right to deduct, or withhold, or require employees to remit to us, an amount sufficient to satisfy all or part of the tax withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax-withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the fourth quarter of 2025 in connection with the settlement of vested restricted stock to satisfy the cost of options and tax-withholding requirements with an aggregate purchase price of approximately $14,714.

Performance Graph
The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the period beginning on December 31, 2020, and ending on December 31, 2025, with the cumulative total return on the Russell 2000 Index and a peer group index.
As of December 31, 2025, our peer group index consisted of six companies: Caleres, Inc., Crocs, Inc., Deckers Outdoor Corporation, Genesco Inc., Designer Brands Inc., and Wolverine World Wide, Inc. Skechers, U.S.A., Inc. was removed from our peer group index for all years presented as it is no longer a listed company.
The comparison assumes that $100 was invested on December 31, 2020 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Steven Madden, Ltd.	$100.00	$133.46	$94.07	$126.59	$130.60	$131.38
Russell 2000 Index	$100.00	$114.82	$91.35	$106.82	$119.14	$134.40
Peer Group	$100.00	$146.73	$131.91	$172.40	$279.30	$160.21
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
Business Overview
($ in thousands, except for store count and per share data)

Steven Madden, Ltd. and its subsidiaries design, source, and market fashion-forward branded and private label footwear, accessories, and apparel. We distribute our products through the wholesale channel to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, the United Kingdom, Europe, Canada, and Mexico. Additionally, we operate in other international markets through our joint ventures in South Africa, the Middle East, Israel, Australia, various countries in Europe, Latin America, and certain countries in Asia, and through special distribution arrangements in various European countries, North Africa, South and Central America, and various countries within the Asia-Pacific region. We also distribute our products through our direct-to-consumer channel, which includes company-operated retail stores, third-party concessions in international markets, and e-commerce platforms, in the United States, the United Kingdom, Europe, Canada, Mexico, South Africa, the Middle East, Israel, Latin America, and the Asia-Pacific region.
Our product offerings include a diverse range of contemporary styles, designed to establish or capitalize on market trends, complemented by core product offerings. We are recognized for our design creativity and ability to deliver trend-right products with high quality at accessible price points, efficiently and with speed-to-market.
The Company’s reportable operating segments consist of the following:
•Wholesale Footwear. This segment designs, sources, and markets our brands and sells our products, consisting of footwear, to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, the United Kingdom, Europe, Canada, Mexico, and through our joint ventures and international distributor network.
•Wholesale Accessories/Apparel. This segment designs, sources, and markets our brands and sells our products, primarily consisting of handbags and apparel, to department stores, mass merchants, off-price retailers, online retailers, specialty retailers, independent stores, and clubs throughout the United States, the United Kingdom, Europe, Canada, Mexico, and through our joint ventures and international distributor network.
•Direct-to-Consumer. This segment engages in the sale of footwear, handbags, apparel, and other accessories through Steve Madden, Kurt Geiger London, Dolce Vita, and Carvela full-price retail stores, Steve Madden, Kurt Geiger London, and Carvela outlet stores, directly-operated e-commerce platforms, directly-operated concessions in international markets, and also operates third-party concessions in luxury and premium department stores primarily in the UK. We operate retail locations in regional malls and shopping centers, as well as high streets in various cities across the United States, the United Kingdom, Europe, Canada, and Mexico, as well as through our joint ventures in international markets.
•Licensing. This segment engages in the licensing of the Steve Madden®, Betsey Johnson®, and Kurt Geiger® trademarks for use in the sale of select apparel, accessories, and home categories as well as various other non-core products.
Corporate does not constitute a reportable segment and includes costs not directly attributable to the reportable operating segments. These expenses are primarily related to corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services.
Recent Developments
Australia Joint Venture. In January 2025, the Company acquired a 50.1% controlling financial interest in the newly formed entity, SM Fashion Australia Pty Ltd. This joint venture was formed to expand the distribution of our products across Australia and New Zealand through wholesale and direct-to-consumer channels. The results of this joint venture are included within the Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer segments.

Malaysia Joint Venture. In January 2025, the Company acquired an additional 2.0% equity interest in SM Distribution Malaysia Sdn. Bhd. SM Distribution Malaysia Sdn. Bhd was originally formed in July 2022, at which time we held a 49.0% non-controlling interest in the entity. The Company now holds a 51.0% controlling financial interest in the entity. SM Distribution Malaysia Sdn. Bhd engages in the distribution of our products across Malaysia through the direct-to-consumer channel. The results of this joint venture are included within the Direct-to-Consumer segment.
Acquisition of Kurt Geiger. In May 2025, the Company completed its previously announced acquisition of the entire issued share capital of Mercury Acquisitions Topco Limited (“MATL”) for a preliminary purchase price of $403,348.
MATL is the ultimate parent company of the Kurt Geiger business (“Kurt Geiger”), which operates primarily in the United Kingdom (the “UK”), U.S., and Europe. Kurt Geiger designs and sells footwear and accessories under its own brands – including Kurt Geiger London, KG Kurt Geiger, and Carvela – through its direct-to-consumer channel, which consists of directly-operated retail stores and e-commerce, as well as through the wholesale channel, and operates third-party concessions in luxury and premium department stores primarily in the UK. Kurt Geiger was founded in 1963 and is headquartered in London, UK.
Greater China Joint Venture. In August 2025, the Company acquired a 50% controlling financial interest in the newly formed entity, MG Distribution Hong Kong Limited. This joint venture was formed to expand the distribution of the Company’s products across China, Hong Kong, and Macau. The results of this joint venture are included within the Direct-to-Consumer segment.
For additional information about these acquisitions and joint ventures, refer to Note 4 – Acquisitions, Purchases and Sales of Joint Ventures, and Divestitures to the consolidated financial statements included in this Form 10-K.
Macroeconomic Conditions and Industry Trends
Our business operations – and the broader industry – were shaped throughout 2025 by a complex and evolving macroeconomic environment, requiring continued flexibility across our sourcing, supply chain, and go-to-market strategies.
Following the inauguration of the current administration in January 2025, new tariff measures were announced or threatened on imports from key sourcing markets, including China, Cambodia, Vietnam, and Brazil. Although some previously announced tariff initiatives were postponed or adjusted, the absence of clarity around future trade policy remained, prompting many multinational businesses, including us, to maintain flexible supplier networks, selectively adjust pricing strategies, and intensify cost-containment efforts.
While interest rates have recently come down in the United States and key international markets, they have remained high relative to prior years, continuing to impact credit conditions and consumer discretionary spending. Furthermore, continued foreign currency volatility, elevated global trade tensions, and recession fears continue to impact consumer sentiment.
Geopolitical tensions remain influential. The conflicts in the Middle East and Ukraine persist and tensions with China and other countries remain elevated. These headwinds have contributed to continued economic uncertainty, inflationary pressures, foreign currency volatility, disruptions in global supply chains, deteriorating trade relations, and declining consumer confidence. These factors contributed to broader market volatility and may continue to adversely impact our global business operations.
Structural change remains a key theme in the retail landscape. Consumers increasingly favor omnichannel and direct-to-consumer shopping experiences, placing greater emphasis on digital engagement, personalized marketing, and seamless integration between online and physical channels. This shift underscores the strategic importance of our investments in e-commerce platforms, data analytics capabilities, and customer experience enhancements. Traditional wholesale channels also evolved, with retail partners placing increased focus on inventory planning and discipline in these uncertain times.
While the macroeconomic environment is ever-evolving, we remain steadfast in our commitment to executing the following key strategic initiatives, which are aimed at driving long-term growth and creating shareholder value:
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
•Strengthen the core U.S. wholesale footwear business. Continue leveraging product innovation and speed to market to grow our diversified business across all tiers of distribution.
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
Dividends
Our Board of Directors approved a quarterly cash dividend of $0.21 per share on our outstanding shares of common stock which was paid on March 21, 2025, June 20, 2025, September 23, 2025 and December 26, 2025. The aggregate cash dividends paid for the year ended December 31, 2025 was $60,962.
On February 24, 2026, our Board of Directors approved a quarterly cash dividend of $0.21 per share payable on March 20, 2026 to stockholders of record as of the close of business on March 11, 2026.
2025 Highlights
Total revenue for 2025 was $2,534,109, an increase of 11.0% as compared to 2024 driven by the acquisition of the Kurt Geiger business. Net income attributable to Steven Madden, Ltd. was $44,661 in 2025 compared to $169,390 in 2024. Our effective tax rate for 2025 was 36.9% compared to 23.7% in 2024. Diluted earnings per share in 2025 was $0.63 per share on 71,181 diluted weighted average shares outstanding compared to $2.35 per share on 71,963 diluted weighted average shares outstanding in 2024.
As of December 31, 2025, we had 399 brick-and-mortar retail stores and seven e-commerce platforms in operation, compared to 291 brick-and-mortar retail stores and five e-commerce platforms as of December 31, 2024. The Company operated 133 concessions in international markets as of December 31, 2025, up from 42 concessions at the end of 2024. Through the acquisition of Kurt Geiger, we added 31 Kurt Geiger London full-price stores and 17 outlet stores, 14 Carvela full-price stores and 12 outlet stores, two e-commerce platforms, and 72 concessions.
Our inventory turnover (calculated on a trailing four quarter average) was 3.8 times for both the years ended December 31, 2025 and 2024. Excluding the Kurt Geiger business, our inventory turnover for the year ended December 31, 2025 was 5.0 times. Our total Company accounts receivable average collection days were 54 days in 2025 compared to 72 days in 2024. As of December 31, 2025, we had $112,423 in cash, cash equivalents, and total stockholders’ equity of $903,982. Working capital was $474,992 as of December 31, 2025, compared to $480,974 as of December 31, 2024.
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

Results of Operations
The following tables set forth information on operations for the periods indicated:

	Years Ended December 31,
(in thousands, except for number of stores)	2025		2024		2023
CONSOLIDATED:
Net sales	$2,521,518	99.5%	$2,272,266	99.5%	$1,971,474	99.5%
Commission and licensing fee income	12,591	0.5%	10,661	0.5%	10,108	0.5%
Total revenue	2,534,109	100.0%	2,282,927	100.0%	1,981,582	100.0%
Cost of sales (exclusive of depreciation and amortization)	1,484,640	58.6%	1,345,995	59.0%	1,149,168	58.0%
Gross profit	1,049,469	41.4%	936,932	41.0%	832,414	42.0%
Operating expenses	967,978	38.2%	698,936	30.6%	612,672	30.9%
Change in valuation of contingent payment liability	(5,580)	(0.2)%	2,722	0.1%	—	—%
Impairment of intangibles	6,300	0.2%	10,335	0.5%	6,520	0.3%
Income from operations	80,771	3.2%	224,939	9.9%	213,222	10.8%
Gain on derivative	9,252	0.4%	—	—%	—	—%
Interest and other (expense) / income – net	(12,343)	(0.5)%	5,538	0.2%	7,392	0.4%
Income before provision for income taxes	77,680	3.1%	230,477	10.1%	220,614	11.1%
Net income attributable to Steven Madden, Ltd.	$44,661	1.8%	$169,390	7.4%	$171,554	8.7%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total Revenue	$1,035,190	100.0%	$1,059,440	100.0%	$1,048,448	100.0%
Cost of sales (exclusive of depreciation and amortization)	688,620	66.5%	692,839	65.4%	677,817	64.6%
Gross profit	346,570	33.5%	366,601	34.6%	370,631	35.4%
Operating expenses	192,244	18.6%	175,389	16.6%	165,681	15.8%
Change in valuation of contingent payment liability	(259)	—%	—	—%	—	—%
Income from operations	$154,585	14.9%	$191,212	18.0%	$204,950	19.5%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total Revenue	$640,662	100.0%	$662,673	100.0%	$416,532	100.0%
Cost of sales (exclusive of depreciation and amortization)	444,430	69.4%	449,676	67.9%	281,364	67.5%
Gross profit	196,232	30.6%	212,997	32.1%	135,168	32.5%
Operating expenses	137,183	21.4%	111,206	16.8%	73,740	17.7%
Change in valuation of contingent payment liability	(4,415)	(0.7)%	2,722	0.4%	—	—%
Impairment of intangibles	6,300	1.0%	8,635	1.3%	—	—%
Income from operations	$57,164	8.9%	$90,434	13.6%	$61,428	14.7%

DIRECT-TO-CONSUMER SEGMENT:
Total Revenue	$845,666	100.0%	$550,153	100.0%	$506,494	100.0%
Cost of sales (exclusive of depreciation and amortization)	351,590	41.6%	203,480	37.0%	189,987	37.5%
Gross profit	494,076	58.4%	346,673	63.0%	316,507	62.5%
Operating expenses	529,378	62.6%	314,003	57.1%	279,827	55.2%
Change in valuation of contingent payment liability	(906)	(0.1)%	—	—%	—	—%
Impairment of intangibles	—	—%	1,700	0.3%	6,520	1.3%
(Loss) / income from operations	$(34,396)	(4.1)%	$30,970	5.6%	$30,160	6.0%
Number of stores	406		296		260

LICENSING SEGMENT:
Licensing fee income	$12,591	100.0%	$10,661	100.0%	$10,108	100.0%
Gross profit	12,591	100.0%	10,661	100.0%	10,108	100.0%
Operating expenses	1,976	15.7%	1,600	15.0%	1,681	16.6%
Income from operations	$10,615	84.3%	$9,061	85.0%	$8,427	83.4%

CORPORATE:
Operating expenses	$107,197	—%	$96,738	—%	$91,743	—%
Loss from operations	$(107,197)	—%	$(96,738)	—%	$(91,743)	—%

The following section discusses our results of operations for 2025 and 2024 and year-to-year comparisons between those periods. Discussions of 2023 and year-to-year comparisons between 2024 and 2023 are not included in this Annual Report on Form 10-K and can be found within Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K filed with the SEC on March 3, 2025.
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Consolidated
Total revenue for the year ended December 31, 2025 increased 11.0% to $2,534,109 compared to $2,282,927 in 2024, primarily attributable to incremental revenue from the acquisition of Kurt Geiger, partially offset by a decline in the organic business primarily attributable to tariff-related impacts.

Gross profit in 2025 was $1,049,469, or 41.4% of total revenue, as compared to $936,932, or 41.0% of total revenue, in the prior year. The increase in gross profit as a percentage of total revenue was driven by a greater mix of the higher-margin direct-to-consumer business, primarily related to the acquisition of Kurt Geiger, partially offset by tariff-related impacts. Gross profit in both years also included $30,891 and $435, respectively, related to purchase accounting fair value adjustments of inventory from acquired businesses.
Operating expenses in 2025, were $967,978, or 38.2% of total revenue, as compared to $698,936, or 30.6% of total revenue, in 2024. The increase in operating expenses as a percentage of total revenue was primarily attributable to the acquisition of Kurt Geiger and certain Kurt Geiger acquisition-related transaction costs. The current year included $38,819 of compensation expense as a result of acquisition-related sellers proceeds which were reallocated from institutional sellers to management sellers in excess of their respective pre-acquisition equity ownership. The current year also included charges of $13,317 related to acquisition costs and the formation of joint ventures, $7,344 related to legal costs as a result of litigation settlements, and $4,030 related to certain severances and termination benefits. The prior year included charges of $6,378 related to acquisition costs and the formation of joint ventures and the reorganization of foreign entities, $3,377 related to legal costs as a result of litigation settlements, $3,199 related to a loss on the divestiture of a business, and $326 of working capital adjustments in connection with the Almost Famous acquisition.
In 2025, we recorded impairment of intangibles of $6,300 and a benefit of $5,580 related to the change in valuation of contingent payment liabilities. In 2024, we recorded impairment of intangibles of $10,335 and a charge of $2,722 related to the change in valuation of contingent payment liabilities.
Income from operations in 2025 decreased to $80,771, or 3.2% of total revenue, as compared to $224,939, or 9.9% of total revenue, in 2024. The effective tax rate for 2025 was 36.9% compared to 23.7% in 2024. The difference between the Company’s effective tax rates was primarily due to non-deductible expenses related to the acquisition of the Kurt Geiger business.
Net income attributable to Steven Madden, Ltd. in 2025 was $44,661 compared to $169,390 in 2024.
Wholesale Footwear Segment
Revenue from the Wholesale Footwear segment for the year ended December 31, 2025 was $1,035,190, or 40.9% of total revenue, as compared to $1,059,440, or 46.4% of total revenue, in 2024. The decrease of 2.3% was primarily driven by tariff-related impacts on our off-price and mass merchant businesses, partially offset by incremental revenue from the acquisition of Kurt Geiger.
Gross profit in 2025 was $346,570, or 33.5% of Wholesale Footwear revenue, compared to $366,601, or 34.6% of Wholesale Footwear revenue, in 2024. The decrease in gross profit as a percentage of revenue was primarily driven by the impact of tariffs on goods imported into the United States. Gross profit in the current-year also included $4,650 related to the purchase accounting fair value adjustments of inventory in connection with the Kurt Geiger acquisition.
Operating expenses in 2025, were $192,244, or 18.6% of Wholesale Footwear revenue, as compared to $175,389, or 16.6% of Wholesale Footwear revenue, in 2024. The increase in operating expenses as a percentage of Wholesale Footwear revenue primarily reflects the deleveraging of operating expenses on a lower revenue base and our continued investment in marketing and advertising. The current-year included charges of $1,592 related to legal costs as a result of litigation settlements, $1,438 related to certain severances and termination benefits, and $97 related to acquisition costs and the formation of joint ventures. The prior year included charges of $1,161 related to legal costs as a result of litigation settlements, and $387 related to certain severances and termination benefits, and $278 related to acquisition costs and the formation of joint ventures.

In 2025, we recorded a benefit of $259 related to the change in valuation of a contingent payment liability.
Income from operations in 2025 was $154,585, or 14.9% of Wholesale Footwear revenue, compared to $191,212, or 18.0% of Wholesale Footwear revenue, in 2024.
Wholesale Accessories/Apparel Segment
Revenue from the Wholesale Accessories/Apparel segment for the year ended December 31, 2025 was $640,662, or 25.3% of total revenue, compared to $662,673, or 29.0% of total revenue, in 2024. The decrease of 3.3% was primarily driven by tariff-related impacts and a decline in our off-price business, partially offset by incremental revenue from the acquisition of Kurt Geiger.
Gross profit in 2025 was $196,232, or 30.6% of Wholesale Accessories/Apparel revenue, compared to $212,997, or 32.1% of Wholesale Accessories/Apparel revenue, in 2024. The decrease in gross profit as a percentage of revenue was driven by the impact of tariffs on goods imported into the United States. Gross profit in both years also included $6,603 and $435, respectively, related to the purchase accounting fair value adjustments of inventory from acquired businesses.
Operating expenses in 2025 were $137,183, or 21.4% of Wholesale Accessories/Apparel revenue, as compared to $111,206, or 16.8% of Wholesale Accessories/Apparel revenue, in 2024. The increase in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to the deleveraging of operating expenses on a lower revenue base, and our continued investment in marketing and advertising. The current year included charges of $3,372 related to legal costs as a result of litigation settlements, $449 related to certain severances and termination benefits, and $355 related to acquisition costs and the formation of joint ventures. The comparable prior year included charges of $1,335 related to legal costs as a result of litigation settlements and earnout-related litigation, $1,180 related to certain severances and termination benefits, $677 related to acquisition costs and the formation of joint ventures, and $326 related to working capital adjustments in connection with the Almost Famous acquisition.
In 2025, we recorded impairment of intangibles of $6,300 and a benefit of $4,415 related to the change in valuation of contingent payment liabilities. In 2024, we recorded impairment of intangibles of $8,635 and a charge of $2,722 related to the change in valuation of contingent payment liabilities.
Income from operations in 2025 was $57,164, or 8.9% of Wholesale Accessories/Apparel revenue, compared to $90,434, or 13.6% of Wholesale Accessories/Apparel revenue, in 2024.
Direct-to-Consumer Segment
Revenue from the Direct-to-Consumer segment for the year ended December 31, 2025 was $845,666, or 33.4% of total revenue, as compared to $550,153, or 24.1% of total revenue, in 2024. The increase of 53.7% was driven by incremental revenue from the acquisition of Kurt Geiger. We had a total of 399 brick-and-mortar stores as compared to 291 brick-and-mortar stores as of December 31, 2024. We also had seven e-commerce platforms. We operated a total of 133 concessions in international markets as of December 31, 2025, up from 42 concessions at the end of 2024. Through the acquisition of Kurt Geiger, we added 31 Kurt Geiger London full-price stores and 17 outlet stores, 14 Carvela full-price stores and 12 outlet stores, two e-commerce platforms, and 72 concessions.
Gross profit in 2025 was $494,076, or 58.4% of Direct-to-Consumer revenue, compared to $346,673, or 63.0% of Direct-to-Consumer revenue, in 2024. The decrease in gross profit as a percentage of revenue was primarily due to a purchase accounting fair value adjustment of inventory of $19,638 in connection with acquired businesses, the impact of tariffs on goods imported into the United States, and the addition of the relatively lower gross margin concessions business in connection with the acquisition of Kurt Geiger.
Operating expenses in 2025 were $529,378, or 62.6% of Direct-to-Consumer revenue, as compared to $314,003, or 57.1% of Direct-to-Consumer revenue, in 2024. The increase in operating expenses as a percentage of revenue was primarily attributable to acquisition-related transaction costs in connection with the acquisition of Kurt Geiger. The current year included $38,819 of compensation expense as a result of acquisition-related sellers proceeds which were reallocated from institutional sellers to management sellers in excess of their respective pre-acquisition equity ownership. The current year also included charges of $9,312 related to acquisition costs in connection with the Kurt Geiger acquisition and the formation of joint ventures, $1,453 related to legal costs as a result of litigation settlements, and $1,384 related to certain severances and termination benefits. The comparable prior year included charges of $5,090 related to acquisition costs and the formation of joint ventures, $3,199 related to a loss on the divestiture of a business, and $515 related to legal costs as a result of litigation settlements.

In 2025, we recorded a benefit of $906 related to the change in valuation of a contingent payment liability. In 2024, we recorded the impairment of intangibles of $1,700.
Loss from operations in 2025 was $34,396, or 4.1% of Direct-to-Consumer revenue compared to income from operations of $30,970, or 5.6% of Direct-to-Consumer revenue, in 2024.
Licensing Segment
Royalty income from the Licensing segment for the year ended December 31, 2025 was $12,591, or 0.5% of total revenue, compared to $10,661, or 0.5% of total revenue, in 2024. Operating expenses were $1,976 in 2025 compared to $1,600 in 2024. Income from operations in 2025 was $10,615 compared to $9,061 in 2024.
Corporate
Corporate does not constitute a reportable segment and includes costs not directly attributable to the reportable operating segments. These expenses are primarily related to corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services. Corporate operating expenses were $107,197 for the year ended December 31, 2025 compared to $96,738 in 2024.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, cash, cash equivalents, short-term investments, and availability under our third-party credit facilities. Cash, cash equivalents, and short-term investments totaled $112,423 and $203,408 as of December 31, 2025 and December 31, 2024, respectively. Of the total cash and cash equivalents, as of December 31, 2025, $93,859, or approximately 83%, was held in our foreign subsidiaries. Of the total cash, cash equivalents, and short-term investments as of December 31, 2024, $119,569, or approximately 59%, was held in our foreign subsidiaries.
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
At December 31, 2025, the total outstanding borrowings under our Credit Agreement in the form of cash borrowings and standby letters of credit were $240,000 and $2,200, respectively.
During 2025, the Company made voluntary early repayments of $60,000 on its term loan facility. These repayments were made using available cash on hand and were not contractually required. These repayments reflect the Company’s liquidity position and commitment to reducing leverage and interest expense over time.
We believe that based on our current financial position and available cash, and cash equivalents, we will meet all our financial commitments and operating needs for at least the next twelve months. In addition, our $250,000 asset-based revolving credit facility provides us with additional liquidity and flexibility on a long-term basis.
Cash Flows
A summary of our cash provided by and used in operating, investing, and financing activities was as follows.
Operating Activities
Cash provided by operating activities totaled $162,199 for the year ended December 31, 2025, compared to $198,096 in the prior year. The decrease was primarily driven by lower net income and unfavorable changes in working capital, partially offset by the timing of accounts receivable collections and changes in inventory levels.
Investing Activities
Cash used in investing activities was $400,919 for the year ended December 31, 2025, which consisted of $371,554 related to the acquisition of the Kurt Geiger business (net of cash acquired), capital expenditures of $42,658 for leasehold improvements, new stores, and systems enhancements and $260 primarily related to the acquisitions of joint ventures. This was partially offset by $13,553 related to proceeds from the sales of short-term investments.
Financing Activities
Cash provided by financing activities was $157,146 for the year ended December 31, 2025, which primarily consisted of net transaction-related borrowings of $240,000, partially offset by dividends paid of $60,962, financing costs paid of $8,955 in connection with the Credit Agreement, and net settlements of stock awards of $13,523.

Contractual and Other Obligations
Firm Commitments
Our contractual obligations as of December 31, 2025 were as follows:

	Payment due by period
(in thousands)	Total	2026	2027-2028	2029-2030	2031 and after
Operating lease obligations(1)	$292,963	$71,155	$106,645	$56,590	$58,573
Purchase obligations(2)	334,641	334,641	—	—	—
Future minimum royalty(3)	6,000	6,000	—	—	—
Employment agreements(4)	52,517	10,221	18,862	15,688	7,746
Total	$686,121	$422,017	$125,507	$72,278	$66,319
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
Off-Balance Sheet Arrangements
In addition to the commitments included in the Contractual Obligations table above, we have letters of credit of $2,703 outstanding as of December 31, 2025 related to the purchase of inventory and certain lease obligations. These letters of credit expire at various dates through 2030.
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
Dividends
In February 2025, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our outstanding shares of common stock. The dividend was paid on March 21, 2025, to stockholders of record as of the close of business on March 12, 2025. We paid total cash dividends for the three months ended March 31, 2025 of $15,186.
In May 2025, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our outstanding shares of common stock. The dividend was paid on June 20, 2025, to stockholders of record as of the close of business on June 9, 2025. We paid total cash dividends for the three months ended June 30, 2025 of $15,250.
In July 2025, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our outstanding shares of common stock. The dividend was paid on September 23, 2025, to stockholders of record as of the close of business on September 12, 2025. We paid total cash dividends for the three months ended September 30, 2025 of $15,256.
In November 2025, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our outstanding shares of common stock. The dividend was paid on December 26, 2025, to stockholders of record as of the close of business on December 15, 2025. We paid total cash dividends for the three months ended December 31, 2025 of $15,270.
On February 24, 2026, our Board of Directors approved a quarterly cash dividend. The quarterly dividend of $0.21 per share is payable on March 20, 2026 to stockholders of record as of the close of business on March 11, 2026.
Future quarterly cash dividend payments are subject to the discretion of our Board of Directors and contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that dividends will be paid to holders of our common stock in the future.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
Management believes the following critical accounting estimates are the most significantly affected by judgments and assumptions used in the preparation of our consolidated financial statements: allowances for doubtful accounts; markdowns and chargeback allowances, co-op advertising allowances, customer returns; inventory valuation; the valuation of goodwill and other intangible assets; and contingent payment liabilities. Our estimates are made based upon historical factors, current and future circumstances and market conditions, and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis, and we may employ outside experts to assist in the valuation process of our intangible assets and goodwill.
Allowances for doubtful accounts. A vast majority of our customers’ receivable balances are protected under our factoring and collection agency agreements with Rosenthal & Rosenthal, Inc. (“Rosenthal”) and CIT Group/Commercial Services, Inc. (“CIT”), described in Note 17 – Factoring Agreements to the consolidated financial statements included in this Form 10-K. Under this agreement, Rosenthal assumes the credit risk resulting from a customer’s financial inability to make payment of credit-approved receivables. We also use risk insurance, letters of credit, and put agreements to mitigate credit risk for a significant portion of the receivables not covered under our Rosenthal and CIT agreements. The balance of receivables not covered under our factoring and insurance agreements is reduced by an allowance for amounts that may be uncollectible in the future.
The estimated allowance for doubtful accounts is based on an analysis of the aging of accounts receivable, assessments of collectability based on historical trends, the financial condition of our customers, and an evaluation of economic conditions. Differences in management’s estimation of the above factors could impact our results of operations and financial position. The balances of allowances for doubtful accounts are generally correlated with our revenues from wholesale customers whose receivables are not covered under our factoring and insurance agreements, and actual losses have historically been within our expectations and in line with the allowances we have established. The balances and activity in the allowances for doubtful accounts are presented in Note 19 – Valuation and Qualifying Accounts to the consolidated financial statements included in this Form 10-K. A hypothetical 5% increase in our allowance for doubtful accounts as of December 31, 2025 would have an immaterial impact on our operating expenses.
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
a.Markdowns and chargeback allowances. We evaluate anticipated customer markdowns and chargeback allowances by reviewing several performance indicators for our major customers. These performance indicators, which include inventory levels on the retail floors, sell through rates to the end consumer, and gross margin levels, are analyzed by management to estimate the amount of customer allowances. We also discuss product performance with our retail partners on an ongoing basis to gather more intelligence to inform our estimation process. Differences in management’s estimation of the above factors from period to period could impact our results of operations and financial position. The levels of markdown and chargeback allowances are generally correlated with our revenues to wholesale customers. A hypothetical 5% increase in the reserve balance for markdowns and chargeback allowances as of December 31, 2025 would have decreased our 2025 revenue by approximately $1,450.
b.Co-op advertising allowances. Under our co-op advertising programs, we agree to reimburse the retailer for a portion of the costs incurred by the retailer to advertise and promote some of our products. We estimate the costs of co-op advertising programs based on the terms of the agreements with our customers. Differences in management’s estimation of the co-op advertising activity at our customers and the resulting amount of the reserve for these allowances from period to period could impact our results of operations and financial position. The level of co-op advertising support is generally correlated with our revenues to wholesale customers. A hypothetical 5% increase in the reserve balance for co-op advertising allowances as of December 31, 2025 would have an immaterial impact on our 2025 revenue.
c.Return reserve. Our Direct-to-Consumer segment accepts unworn returns within 30 days from the date of a sale, or 30 days from the date of delivery for online orders. We estimate a return reserve in the Direct-to-Consumer segment by establishing a return rate using historical returns data. The rate is then applied to eligible revenues recorded in the current period to calculate the reserve. We do not accept returns as a normal business practice in our wholesale segments, except for our Blondo®, Dolce Vita®, and Kurt Geiger® product lines. We estimate such returns based on historical experience and current market conditions. The level of returns is generally correlated with our revenues. A hypothetical 5% increase in the return reserve as of December 31, 2025 would have an immaterial impact on our 2025 revenue.
The balances and activity in the markdown, chargeback, co-op advertising allowances, and return reserves are included in Note 19 – Valuation and Qualifying Accounts to the consolidated financial statements included in this Form 10-K.
Inventory valuation. Inventories are stated at the lower of cost or net realizable value, on a first-in, first-out basis. We review inventory on a regular basis for excess and slow-moving inventory. The review is based on an analysis of the age and styles of inventory on hand, historical sales of the same or similar products, and expected net realizable value through future sales. The analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales and projections for sales in the foreseeable future as well as subsequent sales and discussions with both traditional and off-price retailers. We consider quantities on hand in excess of estimated future sales to be at risk for market impairment. The estimated net realizable value is determined based on the estimate of selling prices of inventory through off-price and discount store channels, department stores, and our own direct-to-consumer channel. The likelihood of any material inventory write-down is dependent primarily on the expectation of future consumer demand for our products, which is influenced by consumer trends, economic and market conditions, and weather patterns for seasonal goods. A misinterpretation or misunderstanding of future consumer demand for our products due to these or any other factors could result in inventory valuation changes compared to the valuation determined to be appropriate as of the balance sheet date.
In general, our inventory obsolescence estimates have historically been within our expectations and in line with the reserves established, and although possible, significant variation is not expected in the future. A hypothetical 5% increase to inventory reserves as of December 31, 2025 would have decreased our 2025 gross profit by approximately $1,200.
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
Our annual impairment tests were last performed as of July 1, 2025, using a quantitative impairment test as described above, the results of which concluded that the fair values of its reporting units exceeded their carrying values and the fair values of its reporting units and indefinite-lived intangible assets exceeded their respective carrying values. No goodwill or intangible asset impairment charges were recorded as a result of our annual impairment tests during any of the years presented in this Form 10-K.
See Note 7 – Goodwill and Other Intangible Assets to the consolidated financial statements included in this Form 10-K for further details.
Contingent payment liabilities. We have completed acquisitions that may require us to make contingent payments to the sellers based on the future financial performance of the acquired businesses over a period from one to five years. The fair values of the contingent payment liabilities are estimated using the present values of management's projections of the financial results of the acquired businesses. Failure to correctly project the financial results of the acquired businesses could materially impact our results of operations and financial position. See Note 4 – Acquisitions, Purchases and Sales of Joint Ventures, and Divestitures and Note 5 – Fair Value Measurements to the consolidated financial statements included in this Form 10-K for further details.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)
Interest Rate Risk
We do not engage in the trading of market risk sensitive instruments in the normal course of our business.
As of December 31, 2025, we had outstanding borrowings of $240,000 under our new senior secured term loan facility pursuant to the Credit Agreement (See Note 16 – Credit Agreement), which bears interest at a variable rate based on a benchmark rate (e.g., Term SOFR) plus an applicable margin. We did not have outstanding borrowings under our $250,000 revolving credit facility, which bears interest at a variable rate. Our interest expense is therefore subject to fluctuations in market interest rates. A hypothetical 100 basis point increase in interest rates would increase annual interest expense by approximately $24,000 on our term loan balance, excluding the potential impact of any future borrowings under our revolving credit facility.
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
The acquisition of Kurt Geiger significantly increases our exposure to foreign currency exchange rate risk. Kurt Geiger generates a substantial portion of its revenue and incurs significant expenses in British pounds sterling (GBP), while our consolidated financial statements are reported in U.S. dollars (USD). Additionally, future cash flows from Kurt Geiger’s operations may be affected by changes in foreign currency exchange rates. We actively monitor our foreign currency exposures and, from time to time, enter into hedging arrangements to mitigate the impact of exchange rate fluctuations on our financial results. However, these hedging activities may not fully offset our exposure to currency movements and could involve additional costs or risks.
As of December 31, 2025, we had entered into forward foreign exchange contracts with notional amounts totaling $113,473. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of December 31, 2025. As of December 31, 2025, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts, with all other variables held constant, would result in a net increase or decrease in the fair value of our derivatives portfolio of approximately $203, which is immaterial to the Consolidated Financial Statements.
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
As of the end of the fourth quarter of 2025, the U.S. dollar had depreciated approximately 10% on a year-to-date basis, based on movements in the U.S. dollar index. While fluctuations in exchange rates can affect both our operating results and financial position, including the translation of results from our foreign subsidiaries, we have evaluated the impact of this depreciation and determined that these currency movements did not result in a material change in our overall foreign currency risk exposure as of the end of the year. We continue to monitor exchange rate developments and assess their potential effect on our financial results and hedging activities.
Inflation Risk
Inflationary factors generally affect us by reducing consumer spending, increasing our labor and overhead costs, and negatively impacting our direct-to-consumer and wholesale sales, all of which may adversely affect our results of operations, and financial position. We have historically been able to minimize the impacts of inflation by raising prices, renegotiating costs, getting supplier concessions, changing suppliers or countries of origin, and improving operating efficiencies. However, no assurance can be given that we will be able to offset such inflationary impacts in the future.

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
With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness, as of the end of our fiscal year ended December 31, 2025, of our internal control over financial reporting based on the framework and criteria established in the 2013 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation our management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
As permitted by the rules and regulations of the SEC, due to the timing of the closing of the acquisition of the Kurt Geiger business, our management's assessment as to the effectiveness of internal control over financial reporting did not include the internal controls of Mercury Acquisitions Topco Limited d/b/a Kurt Geiger, which we acquired on May 6, 2025. The acquired business constituted 31.2% of consolidated total assets as of December 31, 2025, and 15.9% of consolidated total revenue for the year ended December 31, 2025.
Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2025. Their attestation report appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting, as identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, that occurred during the fiscal quarter ended December 31, 2025, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K under the Exchange Act.
A copy of our insider trading policy and related Rule 10b5-1 trading plan policy was filed as Exhibit 19.01 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and is incorporated by reference.
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
The other information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Exhibits.
See the Exhibit Index included herein.
(b) Financial Statements and Financial Statements Schedules
See Index to Consolidated Financial Statements included herein.

Exhibit Index

2.01	Sale and Purchase Deed, dated February 12, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current report on Form 8-K filed with the SEC on February 19, 2025)**
2.02	Management Warranty Deed, dated February 12, 2025 (incorporated by reference to Exhibit 2.2 to the Company’s Current report on Form 8-K filed with the SEC on February 19, 2025)**
3.01	Amended and Restated Certificate of Incorporation of Steven Madden, Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2024)
3.02
Second Amended and Restated By-Laws of the Company, dated as November 1, 2022 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on November 2, 2022)

4.01
Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 8, 2013)

4.02
Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 1, 2023)

10.01
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2010 filed with the SEC on November 9, 2010)

10.02
Amendment to Collection Agency Agreement dated February 16, 2010 between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2010 filed with the SEC on March 12, 2010)

10.03
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Daniel Friedman & Associates, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.04
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Diva Acquisition Corp. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.05
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Steven Madden Retail, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.06
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and Stevies, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.07
Collection Agency Agreement dated July 10, 2009 between Rosenthal & Rosenthal, Inc. and SML Acquisition Corp. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.08
Letter Agreement dated July 10, 2009 among Rosenthal & Rosenthal, Inc., the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.09
Guarantee dated July 10, 2009 of the Company, Daniel Friedman & Associates, Inc., Diva Acquisition Corp., Steven Madden Retail, Inc., Stevies, Inc., and SML Acquisition Corp. in favor of Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2009)

10.10
Amendment to Collection Agency Agreement, dated May 6, 2020, between Rosenthal & Rosenthal, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 28, 2020)

10.11
Credit Agreement, dated as of July 22, 2020, among Steven Madden, Ltd., the other subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 28, 2020)

10.12
First Amendment to Credit Agreement, dated as of March 25, 2022, among Steven Madden, Ltd., the other loan parties party thereto, the lenders party thereto, and Citizen Bank, N.A., as administrative agent (which includes the marked Credit Agreement as Annex I thereto) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2022)

10.13
Amended and Restated Deferred Purchase Factoring Agreement, dated as of July 22, 2020, among Steven Madden, Ltd., certain subsidiaries of Steven Madden, Ltd. party thereto and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 28, 2020)

10.14
Third Amended Employment Agreement dated July 15, 2005 between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 20, 2005)

10.15
Amendment dated December 14, 2009 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 17, 2009)

10.16
Amended and Restated Second Amendment dated as of December 31, 2011 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011 filed with the SEC on February 29, 2012)

10.17
Third Amendment dated April 8, 2016 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 filed with the SEC on May 6, 2016)

10.18
Fourth Amendment dated March 25, 2019 to Third Amended Employment Agreement between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2019)

10.19
Employment Agreement, dated as of February 27, 2024, between the Company and Edward R. Rosenfeld (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 4, 2024)#

10.20
Employment Agreement, dated as of January 6, 2026, between the Company and Amelia Newton Varela (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2026)#

10.21
Employment Agreement dated as of November 10, 2023, between the Company and Zine Mazouzi (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on November 15, 2023)#

10.22
2006 Stock Incentive Plan (Amended and Restated Effective May 22, 2009), amended by the Board of Directors of the Company on April 5, 2012 and approved and adopted by the Company's stockholders on May 25, 2012 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 1, 2013)#

10.23	2019 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2024)#
10.24	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2024)#
10.25	Form of Restricted Stock Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2024)
10.26	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2024)#
10.27
Form of Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 4, 2024)#

10.28
Form of Acknowledgment of Clawback Policy (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 1, 2023)

10.29
Second Amendment to Credit Agreement, dated as of April 3, 2023, among Steven Madden, Ltd., the other loan parties party thereto, the lenders party thereto, and Citizens Bank, N.A., as administrative agent (which includes the marked Credit Agreement as Annex I thereto) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2023)

10.30
Credit Approved Receivables Purchasing Agreement, dated as of April 3, 2023, among Steven Madden, Ltd., the subsidiaries and affiliates of Steven Madden, Ltd. party thereto, and The CIT Group/Commercial Services, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2023)

10.31
Third Amendment to Credit Agreement, dated as of October 23, 2023, among Steven Madden, Ltd., the other loan parties party thereto, the lenders party thereto, and Citizens Bank, N.A., as administrative agent (which includes the marked Credit Agreement as Annex I thereto) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2023)

10.32
Notification Factoring Rider to the Credit Approved Receivables Purchasing Agreement, dated as of October 23, 2023, among Steven Madden, Ltd., Daniel M. Friedman & Associates, Inc., and The CIT Group/Commercial Services, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2023)

10.33
Fifth Amendment to Third Amended Employment Agreement, dated November 10, 2023, between the Company and Steven Madden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2023)

10.34
Employment Agreement dated as of January 24, 2024, between the Company and Lisa Keith (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 4, 2024)#

10.35
Amendment No. 1 to Employment Agreement, dated May 6, 2024, by and between the Company and Lisa Keith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2024)#

10.36
Notice of Benchmark Replacement and Conforming Changes Amendment to Credit Agreement, dated as of November 16, 2024, by Citizens Bank, N.A.(incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 3, 2025)

10.37	Steven Madden - Form of Restricted Stock Agreement (Steven Madden) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2024)#
10.38	Edward Rosenfeld - Form of Restricted Stock Agreement (Edward Rosenfeld) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2024)#
10.39
Amended and Restated Credit Agreement, dated as of May 6, 2025, among Steven Madden, Ltd., the other subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Steven Madden, Ltd.’s Current Report on Form 8-K filed with the SEC on May 7, 2025)

19.01	Insider Trading Policy (incorporated by reference to Exhibit 19.01 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2024 filed with the SEC on March 3, 2025)
21.01	Subsidiaries of the Registrant†
23.01	Consent of Ernst & Young LLP†
24.01	Power of Attorney (included on signature page hereto)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*
97	Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2024 filed with the SEC on March 3, 2025)
101	The following materials from Steven Madden, Ltd.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Operations, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) information set forth under paragraph (b) in Part I, Item IC, Part II, Item 9B(b), and Part III, Item 10, tagged as blocks of text.*
104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL) with applicable taxonomy extension information contained in Exhibit 101.*
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
** Certain portions of this exhibit have been redacted pursuant to Regulation S-K, Item 601(a)(6) and Item 601(b)(2)(ii). This exhibit excludes certain immaterial schedules and exhibits pursuant to the provisions of Regulation S-K, Item 601(a)(5). A copy of any of the omitted information, schedules and exhibits pursuant to Regulation S-K, Item 601(a)(5), Item 601(a)(6) and Item 601(b)(2)(ii), as applicable, will be furnished to the Securities and Exchange Commission upon request.**
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: March 2, 2026

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

Signature	Title	Date
/s/ EDWARD R. ROSENFELD	Chairman, Chief Executive Officer and Director	March 2, 2026
Edward R. Rosenfeld
/s/ ZINE MAZOUZI	Chief Financial Officer and Executive Vice President of Operations	March 2, 2026
Zine Mazouzi
/s/ AMELIA NEWTON VARELA	President and Director	March 2, 2026
Amelia Newton Varela
/s/ PETER A. DAVIS	Director	March 2, 2026
Peter A. Davis
/s/ AL FERRARA	Director	March 2, 2026
Al Ferrara
/s/ MITCHELL S. KLIPPER	Director	March 2, 2026
Mitchell S. Klipper
/s/ MARÍA TERESA KUMAR	Director	March 2, 2026
María Teresa Kumar
/s/ ROSE PEABODY LYNCH	Director	March 2, 2026
Rose Peabody Lynch
/s/ PETER MIGLIORINI	Director	March 2, 2026
Peter Migliorini
/s/ RAVI SACHDEV	Director	March 2, 2026
Ravi Sachdev
/s/ ARIAN SIMONE REED	Director	March 2, 2026
Arian Simone Reed

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Steven Madden, Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Steven Madden, Ltd. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an unqualified opinion thereon.
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

Markdown allowances
Description of the Matter
As described in Note 2 to the consolidated financial statements, revenue recognized by the Company is measured as the amount of consideration the Company expects to receive in exchange for goods, including estimates for variable consideration. Variable consideration includes markdown allowances which are recorded as a reduction of revenue in the period in which revenues are recognized. Estimating the amount of markdown allowance reserves to be recorded requires management to review several performance indicators, including retailers’ inventory levels, sell-through rates and gross margin levels.

Auditing management's estimate of markdown allowance reserves was judgmental because reserve amounts are based on the expected performance of the products in the customers' stores which may be impacted by changes in market or economic conditions and have a direct impact on the amount of revenue recognized by the Company.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s process to calculate the markdown allowance reserves, including the consideration of historical experience, actual and forecasted results, and current economic and market conditions.

To evaluate the estimate of markdown allowance reserves, we performed audit procedures that included, among others, assessing the Company’s methodology and testing the assumptions used to project future markdown allowances considering any impact of related internal and external market factors. We evaluated the allowance rates compared to historical results and performed sensitivity analyses on certain assumptions to assess the potential impact of reasonable changes on the overall estimate. We also evaluated the historical accuracy of management’s estimates.

Valuation of trademark acquired in the Kurt Geiger acquisition
Description of the Matter	As disclosed in Note 4 to the consolidated financial statements, the Company acquired Mercury Acquisitions Topco Limited, the ultimate parent company of the Kurt Geiger business, on May 6, 2025 for total purchase consideration of $403.3 million. The Company accounted for the business combination by recognizing the assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess recorded as goodwill. The assets acquired included a trademark which is an indefinite-lived intangible asset that was valued at $126.3 million.

Auditing the Company’s purchase price allocation was complex due to the significant estimation required to determine the fair value of the trademark. The significant assumptions used to estimate the value of the trademark included revenue growth rates, EBITDA margins, and discount rate. These significant assumptions were forward-looking and could be affected by future economic and market conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s determination of the fair value of the acquired trademark, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the acquired trademark, we performed audit procedures that included, among others, assessing the valuation methodology used and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. For example, we evaluated the Company’s projected revenue growth rates and EBITDA margins by considering historical results of the acquired business and current industry and economic trends. In addition, we involved our internal valuation specialists to assist in assessing the methodology and testing the discount rate. We also performed a sensitivity analysis on certain of the significant assumptions to evaluate the change in the fair value estimate that would result from changes in assumptions.
s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.
New York, New York
March 2, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Steven Madden, Ltd.
Opinion on Internal Control Over Financial Reporting
We have audited Steven Madden, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Steven Madden, Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Mercury Acquisitions Topco Limited d/b/a Kurt Geiger, which is included in the 2025 consolidated financial statements of the Company and constituted 31.2% of consolidated total assets as of December 31, 2025 and 15.9% of consolidated total revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Kurt Geiger.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 2, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
March 2, 2026

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December 31,
(in thousands)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$112,423	$189,924
Short-term investments	—	13,484
Accounts receivable, net of allowances of $7,115 and $4,670	91,854	45,653
Factor accounts receivable	311,563	348,659
Inventories	417,016	257,625
Prepaid expenses and other current assets	46,759	34,463
Income tax receivable and prepaid income taxes	21,084	4,887
Total current assets	1,000,699	894,695
Property and equipment, net	115,802	57,388
Operating lease right-of-use asset	235,855	139,695
Deferred tax assets	3,220	610
Deposits and other	22,764	22,214
Goodwill	254,518	183,737
Intangibles, net	281,419	113,432
Total Assets	$1,914,277	$1,411,771
LIABILITIES
Current liabilities:
Accounts payable	$197,247	$206,889
Accrued expenses	258,794	142,452
Operating leases - current portion	58,827	43,172
Income taxes payable	4,488	6,147
Accrued incentive compensation	6,351	15,061
Total current liabilities	525,707	413,721
Contingent payment liability - long-term portion	14,880	7,565
Operating leases - long-term portion	193,145	109,816
Long-term debt	234,166	—
Deferred tax liabilities	36,142	4,628
Other liabilities	6,255	44
Total Liabilities	1,010,295	535,774
Commitments, contingencies and other (Note 15)
STOCKHOLDERS’ EQUITY
Preferred stock – $0.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $0.0001 par value, 60 shares authorized; none issued	—	—
Common stock – $0.0001 par value, 245,000 shares authorized, 138,341 and 137,248 shares issued, 72,674 and 72,157 shares outstanding	7	7
Additional paid-in capital	653,607	614,381
Retained earnings	1,771,550	1,787,851
Accumulated other comprehensive loss	(29,465)	(48,291)
Treasury stock – 65,667 and 65,091 shares at cost	(1,529,311)	(1,506,229)
Total Steven Madden, Ltd. stockholders’ equity	866,388	847,719
Noncontrolling interest	37,594	28,278
Total stockholders’ equity	903,982	875,997
Total Liabilities and Stockholders’ Equity	$1,914,277	$1,411,771
See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
(in thousands except per share data)	2025	2024	2023
Net sales	$2,521,518	$2,272,266	$1,971,474
Commission and licensing fee income	12,591	10,661	10,108
Total revenue	2,534,109	2,282,927	1,981,582
Cost of sales (exclusive of depreciation and amortization)	1,484,640	1,345,995	1,149,168
Gross profit	1,049,469	936,932	832,414
Operating expenses	967,978	698,936	612,672
Change in valuation of contingent payment liability	(5,580)	2,722	—
Impairment of intangibles	6,300	10,335	6,520
Income from operations	80,771	224,939	213,222
Gain on derivative	9,252	—	—
Interest and other (expense) / income - net	(12,343)	5,538	7,392
Income before provision for income taxes	77,680	230,477	220,614
Provision for income taxes	28,662	54,575	46,639
Net income	49,018	175,902	173,975
Less: net income attributable to noncontrolling interest	4,357	6,512	2,421
Net income attributable to Steven Madden, Ltd.	$44,661	$169,390	$171,554

Basic net income per share	$0.63	$2.38	$2.34

Diluted net income per share	$0.63	$2.35	$2.30

Basic weighted average common shares outstanding	70,873	71,274	73,337
Effect of dilutive securities – options/restricted stock	308	689	1,228
Diluted weighted average common shares outstanding	71,181	71,963	74,565

Cash dividends declared per common share	$0.84	$0.84	$0.84
See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31, 2025
(in thousands)	Pre-tax amounts	Tax benefit	After-tax amounts
Net income			$49,018
Other comprehensive income:
Foreign currency translation adjustment	$23,633	$—	$23,633
(Loss) on cash flow hedging derivatives	(3,322)	907	(2,415)
Total other comprehensive income	$20,311	$907	$21,218

Comprehensive income			70,236
Less: comprehensive income attributable to noncontrolling interests			6,749
Comprehensive income attributable to Steven Madden, Ltd.			$63,487

	Year Ended December 31, 2024
(in thousands)	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$175,902
Other comprehensive income:
Foreign currency translation adjustment	$(21,993)	$—	$(21,993)
Gain on cash flow hedging derivatives	2,456	(632)	1,824
Total other comprehensive income	$(19,537)	$(632)	$(20,169)

Comprehensive income			155,733
Less: comprehensive income attributable to noncontrolling interests			5,588
Comprehensive income attributable to Steven Madden, Ltd.			$150,145

	Year Ended December 31, 2023
(in thousands)	Pre-tax amounts	Tax benefit	After-tax amounts
Net income			$173,975
Other comprehensive income:
Foreign currency translation adjustment	$7,611	$—	$7,611
(Loss) on cash flow hedging derivatives	(852)	223	(629)
Total other comprehensive income	$6,759	$223	$6,982

Comprehensive income			180,957
Less: comprehensive income attributable to noncontrolling interests			2,740
Comprehensive income attributable to Steven Madden, Ltd.			$178,217
See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
(in thousands except per share data)	Shares	Amount				Shares	Amount
Balance - December 31, 2022	76,796	$8	$520,441	$1,571,123	$(35,709)	57,660	$(1,224,310)	$12,310	$843,863
Share repurchases and net settlement of restricted stock awards	(3,730)	(1)	—	—	—	3,730	(133,627)	—	(133,628)
Exercise and net settlement of stock options	254	—	41,566	—	—	1,400	(49,081)	—	(7,515)
Issuance of restricted stock, net of forfeitures	361	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	24,148	—	—	—	—	—	24,148
Foreign currency translation adjustment	—	—	—	—	7,292	—	—	319	7,611
Cash flow hedge (net of tax benefit of $223)	—	—	—	—	(629)	—	—	—	(629)
Dividends on common stock ($0.84 per share)	—	—	—	(63,177)	—	—	—	—	(63,177)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(1,102)	(1,102)
Investment of noncontrolling interest	—	—	—	—	—	—	—	4,486	4,486
Net income	—	—	—	171,554	—	—	—	2,421	173,975
Balance - December 31, 2023	73,681	7	586,155	1,679,500	(29,046)	62,790	(1,407,018)	18,434	848,032
Share repurchases and net settlement of restricted stock awards	(2,280)	—	—	—	—	2,280	(98,321)	—	(98,321)
Exercise and net settlement of stock options	52	—	2,392	—	—	21	(890)	—	1,502
Issuance of restricted stock, net of forfeitures	704	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	26,539	—	—	—	—	—	26,539
Foreign currency translation adjustment	—	—	—	—	(21,069)	—	—	(924)	(21,993)
Cash flow hedge (net of tax expense of $632)	—	—	—	—	1,824	—	—	—	1,824
Dividends on common stock ($0.84 per share)	—	—	—	(61,039)	—	—	—	—	(61,039)
Investment of noncontrolling interest	—	—	—	—	—	—	—	4,949	4,949
Divestiture of business	—	—	—	—	—	—	—	102	102
Acquisition of incremental ownership of joint ventures	—	—	(705)	—	—	—	—	(795)	(1,500)
Net income	—	—	—	169,390	—	—	—	6,512	175,902
Balance - December 31, 2024	72,157	7	614,381	1,787,851	(48,291)	65,091	(1,506,229)	28,278	875,997
Share repurchases and net settlement of restricted stock awards	(288)	—	—	—	—	288	(10,930)	—	(10,930)
Exercise and net settlement of stock options	51	—	9,591	—	—	288	(12,152)	—	(2,561)
Issuance of restricted stock, net of forfeitures	754	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	29,635	—	—	—	—	—	29,635
Foreign currency translation adjustment	—	—	—	—	21,241	—	—	2,392	23,633
Cash flow hedge (net of tax benefit of $907)	—	—	—	—	(2,415)	—	—	—	(2,415)
Dividends on common stock ($0.84 per share)	—	—	—	(60,962)	—	—	—	—	(60,962)
Investment of noncontrolling interest	—	—	—	—	—	—	—	5,513	5,513
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,946)	(2,946)
Net income	—	—	—	44,661	—	—	—	4,357	49,018
Balance - December 31, 2025	72,674	$7	$653,607	$1,771,550	$(29,465)	65,667	$(1,529,311)	$37,594	$903,982
See accompanying notes to consolidated financial statements

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$49,018	$175,902	$173,975
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation	29,635	26,539	24,148
Depreciation and amortization	33,437	20,010	15,501
Amortization of debt issuance costs	1,176	—	—
(Gain)/loss on disposal of fixed assets	(150)	112	204
Impairment of intangibles	6,300	10,335	6,520
Deferred taxes	(4,669)	(4,703)	6,105
Loss on divestiture of business	—	3,199	—
Accrued interest on note receivable – related party	—	—	(8)
Note receivable - related party	—	—	409
Change in valuation of contingent payment liability	(5,580)	2,722	—
Amortization of inventory step-up and other	30,679	(575)	(23)
Changes, net of acquisitions, in:
Accounts receivable	(10,551)	(6,947)	(1,308)
Factor accounts receivable	39,674	(31,542)	(18,647)
Inventories	4,425	(30,567)	25,303
Prepaid expenses, income tax receivables, prepaid taxes, and other assets	(8,314)	133	(1,060)
Accounts payable and accrued expenses	9,891	37,339	7,052
Accrued incentive compensation	(8,833)	3,118	280
Leases and other liabilities	(3,939)	(6,979)	(8,061)
Payment of contingent liability	—	—	(1,153)
Net cash provided by operating activities	162,199	198,096	229,237

Cash flows from investing activities:
Acquisition of businesses	(371,554)	(13,976)	(75,271)
Capital expenditures	(42,658)	(25,911)	(19,470)
Purchases of short-term investments	—	(21,405)	(25,688)
Maturity/sale of short-term investments	13,553	22,139	25,872
Other investing activities	(260)	(340)	(5,335)
Net cash used in investing activities	(400,919)	(39,493)	(99,892)

Cash flows from financing activities:
Borrowings under credit facilities	467,500	—	—
Repayments under credit facilities	(227,500)	—	—
Cash dividends paid on common stock	(60,962)	(61,039)	(63,177)
Common stock repurchased and net settlements of stock awards	(13,523)	(98,433)	(142,348)
Financing costs paid	(8,955)	—	—
Investment of noncontrolling interest	3,500	—	4,486
Distributions to noncontrolling interest earnings	(2,946)	—	(1,102)
Proceeds from exercise of stock options	32	1,613	1,205
Acquisition of incremental ownership of joint ventures	—	(1,500)	—
Payment of contingent liability	—	(8,547)	—
Net cash provided by / (used in) financing activities	157,146	(167,906)	(200,936)
Effect of exchange rate changes on cash and cash equivalents	4,073	(5,413)	1,518
Net change in cash and cash equivalents	(77,501)	(14,716)	(70,073)
Cash and cash equivalents – beginning of year	189,924	204,640	274,713
Cash and cash equivalents – end of year	$112,423	$189,924	$204,640
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$11,699	$—	$—
See accompanying notes to consolidated financial statements.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

All figures discussed in these notes to our consolidated financial statements are in thousands, except for store count and per share amounts.
Note 1 – Nature of Operations
Steven Madden, Ltd. and its subsidiaries (collectively, the “Company”, “we”, or “our”) design, source, and market fashion-forward branded and private label footwear, accessories, and apparel. The Company distributes its products through the wholesale channel to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, the United Kingdom, Europe, Canada, and Mexico. Additionally, the Company operates in other international markets through its joint ventures in South Africa, the Middle East, Israel, Australia, various countries in Europe, Latin America, and certain countries in Asia, and through special distribution arrangements in various European countries, North Africa, South and Central America, and various countries within the Asia-Pacific region. The Company also distributes its products through its direct-to-consumer channel, which includes company-operated retail stores, third-party concessions in international markets, and e-commerce platforms, in the United States, the United Kingdom, Europe, Canada, Mexico, South Africa, the Middle East, Israel, Latin America, and the Asia-Pacific region.
The Company’s product offerings include a diverse range of contemporary styles, designed to establish or capitalize on market trends, complemented by core product offerings. The Company is recognized for its design creativity and ability to deliver trend-right products with high quality at accessible price points, efficiently and with speed-to-market.
The Company operates in four reportable segments: Wholesale Footwear, Wholesale Accessories/Apparel, Direct-to-Consumer, and Licensing. Refer to Note 18 – Operating Segment Information for further information.
As of December 31, 2025, the Company operated 399 brick-and-mortar stores, seven e-commerce platforms, and 133 concessions in international markets.
Note 2 – Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Steven Madden, Ltd. and its wholly-owned subsidiaries. Additionally, the Company consolidates the accounts of the following joint ventures, in which it holds a controlling financial interest: SM Dolce Limited (Hong Kong), SM Distribution Israel L.P. (Israel), SM Distribution Singapore Pte. Ltd. (Singapore), SM Distribution Malaysia Sdn. Bhd. (Malaysia), SM Distribution Latin America S. de R.L. (Latin America), Madden Operations Ltd. (Israel), Steve Madden South Africa Proprietary Limited (South Africa), SM Fashion Australia Pty Ltd. (Australia), AG SM Holdings Limited (Middle East), SM Fashion d.o.o. Beograd (Serbia), MG Distribution Hong Kong Limited (China, Hong Kong, and Macau), and BA Brand Holdings LLC (United States).
The interests of non-controlling shareholders in these consolidated entities are presented as net income attributable to noncontrolling interest in the Consolidated Statements of Operations and as noncontrolling interest in the Consolidated Balance Sheets.
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
Significant areas involving management estimates include inventory valuation, goodwill and other intangible assets valuation, assets acquired and liabilities assumed in business combinations, and variable consideration as part of revenue recognition, including chargebacks, markdown allowances, discounts, returns, and compliance-related deductions. The Company estimates variable consideration by analyzing several performance indicators for its major customers, including retailers’ inventory levels, sell-through rates, and gross margin levels. Management continuously evaluates these factors to estimate anticipated chargebacks and allowances.

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

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Comprehensive Loss
Comprehensive loss represents net earnings plus all other non-owner changes in equity, including foreign currency translation adjustments and unrealized gains or losses on cash flow hedges. The accumulated balances for each component of other comprehensive loss attributable to the Company were as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Currency translation adjustment	$(28,029)	$(49,270)	$(28,201)
Cash flow hedges, net of tax	(1,436)	979	(845)
Accumulated other comprehensive loss	$(29,465)	$(48,291)	$(29,046)
Amounts reclassified from accumulated other comprehensive loss into operating income in the Consolidated Statements of Operations during 2025, 2024, and 2023 were immaterial.
Advertising Costs
Advertising costs are expensed as incurred and are included within operating expenses in the Consolidated Statements of Operations. For the years ended December 31, 2025, 2024, and 2023, advertising costs were $133,598, $101,954, and $89,435, respectively.
Revenue Recognition
The Company recognizes revenue when it satisfies performance obligations identified under customer contracts, typically upon the transfer of control in accordance with the contractual terms and conditions of the sale. Most of the Company’s revenue is recognized at a point in time when the product is shipped to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for goods, including estimates for variable consideration. Variable consideration primarily includes markdown allowances, co-op advertising programs, and product returns. Revenue recognition policy by segment is described below. Refer to Note 18 – Operating Segment Information for disaggregated revenue by segment.
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
Direct-to-Consumer Segment. The Company generates revenue from the direct sale of branded footwear, apparel, and accessories to end consumers through Company-operated retail stores, concession locations, and e-commerce channels. Revenue from retail stores and concessions is recognized at the point of sale when control of the merchandise transfers to the end consumer, which is generally at the time of purchase in stores. Revenue from e-commerce transactions is recognized when control of the product transfers to the end consumer, typically upon delivery.
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
Variable Consideration
The Company provides markdown allowances and participates in co-op advertising programs to support retail sales of its products. These costs are deducted from gross sales to arrive at net sales in the Company’s Consolidated Statements of Operations.
Markdown Allowances. The Company provides markdown allowances to certain of its retailer customers, which are recorded as a reduction of revenue in the period in which the branded footwear and accessories/apparel revenues are

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
recognized. The Company estimates its markdown allowances by reviewing several performance indicators, including retailers' inventory levels, sell-through rates, and gross margin levels.
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
Taxes Collected from Customers
The Company accounts for certain taxes collected from its customers in accordance with the accounting guidance that allows for either gross presentation (included in revenue and costs) or net presentation (excluded from revenue). Taxes within the scope of this accounting guidance include all taxes assessed by government authorities that are both imposed on and concurrent with revenue-producing transactions and collected by the entity from customers, such as sales taxes, use taxes, value-added taxes, and certain excise taxes. The Company has elected to present such amounts on a net basis and excludes these amounts from revenue.
Cost of Sales
Cost of sales includes expenses directly associated with the procurement and landed cost of inventory and costs incurred to bring finished products to the Company’s distribution centers, customers’ freight forwarders, and Company-operated retail locations (excluding depreciation and amortization). These costs include finished product costs, purchase commissions, letter of credit fees, brokerage fees, sample expenses, custom duties, inbound freight, royalty payments on licensed products, and packaging and labeling costs.
For concession arrangements, fees paid to concession partners, which are typically calculated as a percentage of sales, are recorded within operating expenses. These fees represent selling and occupancy-related costs associated with the sales channel and are not considered costs of inventory.
The Company’s gross margins may not be directly comparable to those of other industry participants, as certain companies may classify distribution, warehousing, or similar costs differently.
Warehouse and Shipping Costs
The Company includes warehouse and shipping costs in operating expenses in the Consolidated Statements of Operations. For the years ended December 31, 2025, 2024, and 2023, total warehouse and shipping costs were $133,575, $97,958, and $97,100, respectively. Since the Company's standard terms of sales are “FOB Steve Madden warehouse,” wholesale customers are typically responsible for any shipping costs. Shipping costs incurred by the Company for wholesale customers were not considered significant. Costs associated with distribution activities, warehousing, and outbound freight to customers are accounted for as fulfillment activities and reflected as operating expenses in the Consolidated Statements of Operations.
Employee Benefit Plan
The Company maintains a tax-qualified 401(k) plan, which is available to each of the Company's eligible employees who elect to participate after meeting certain length-of-service and age requirements. The Company matches 50% of employees' contributions up to a maximum of 6% of eligible compensation, with vesting occurring over a specified period. Total matching contributions for the years ended December 31, 2025, 2024, and 2023 were approximately $4,218, $2,658, and $2,301, respectively.
Derivative Instruments
The Company uses derivative instruments to manage its exposure to cash flow variability from foreign currency risk. Derivatives are recorded at fair value and included in prepaid expenses and other current assets or accrued expenses on the

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Share-based Compensation
The Company recognizes compensation costs for share-based awards when employees provide services in exchange for equity instruments. The Company’s share-based compensation awards include the following:
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

Performance-based share awards. The Company grants performance-based share awards to certain individuals, the vesting of which is contingent on the achievement of Company or individual performance goals. The Company estimates the probable outcome of the performance conditions, based on actual performance against these goals quarterly and adjusts the share-based compensation expense accordingly. Shares are distributed upon completion of the service and performance periods. Compensation costs for performance-based awards is measured based on the closing fair market value of the Company’s common stock on the date of grant.
Transaction Incentive Plan. The Company maintains a transaction incentive plan (“TIP”) in connection with its acquisition of Kurt Geiger. The TIP provides for potential cash payments to certain participants based on the achievement of specified performance targets over multiple annual measurement periods and a cumulative measurement period.
The TIP is accounted for as a liability-classified share-based compensation award under ASC 718, Compensation – Stock Compensation. Compensation cost is recognized only when achievement of the applicable performance condition is deemed probable, based on management’s assessment of expected performance against the established targets.
When achievement of a performance condition is considered probable, the Company recognizes compensation expense over the remaining requisite service period for the applicable measurement period, with a corresponding liability recorded in accrued incentive compensation or other liabilities, as appropriate. The liability is remeasured at each reporting date based on the Company’s current assessment of the probability of achieving the performance conditions and the estimated amount of the ultimate payout.
Compensation cost is adjusted prospectively for changes in the estimated probability of achievement or expected payout amount. If achievement of a performance condition is no longer considered probable, previously recognized compensation cost is reversed. Cash payments made under the TIP are recorded as reductions of the related liability.
The Company recognizes share-based compensation costs net of estimated forfeitures. The Company estimates forfeiture rates based on historical data. Share-based compensation costs are recognized over the award’s requisite service

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
period and are included in operating expenses in the Consolidated Statements of Operations. Refer to Note 8 – Share-Based Compensation for further information.
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
Some of the Company’s retail store leases provide for variable lease payments based on sales volumes at the leased locations. Because these variable lease payments cannot be measured at lease inception, they are excluded from the initial measurement of the ROU assets and lease liabilities and instead are expensed as incurred in accordance with Accounting Standards Codification (ASC) Topic 842, “Leases.”
The Company's leases have initial terms ranging from 1 to 12 years and may have renewal or early termination options ranging from 1 to 10 years. Many of the retail store leases provide for contingent rental payments if gross sales exceed certain targets. In addition, many of the leases contain rent escalation clauses to compensate for increases in operating costs and real estate taxes. Rent expense is calculated by amortizing total base rental payments (net of any rental abatements, construction allowances, and other rental concessions), on a straight-line basis, over the lease term. When renewal or termination options are deemed reasonably certain, they are included in the determination of the lease term and calculation of the ROU asset and lease liability.
Reclassifications
Certain reclassifications were made to prior years' amounts to conform to the current years' presentation.
Note 3 – Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Adopted
In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-05, "Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement," which is intended to provide guidance for the formation of a joint venture, including the initial measurement of assets and liabilities, the formation date, and basis of accounting. This standard was effective for all joint venture formations with a formation date on or after January 1, 2025. The Company adopted ASU 2023-05 for the year ended December 31, 2025. The adoption did not have any impact on the Company's consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740)," which is intended to provide greater transparency in various income tax components that affect the rate reconciliation based on the applicable taxing jurisdictions, as well as the qualitative and quantitative aspects of those components. This standard was effective for annual reporting periods beginning on or after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied it retrospectively to all prior periods presented. The adoption of ASU 2023-09 did not have an impact on the Company's consolidated financial statements, but did require increased disclosures within the notes to its consolidated financial statements. Refer to Note 14 – Income Taxes for further information.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40)," which requires disaggregation of certain expense captions into specified categories in disclosures. This new standard is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. Adoption of this ASU can be applied using either a prospective or a retrospective approach. The Company is currently evaluating the impact of ASU 2024-03. The Company does not expect that this ASU will have a material impact on its consolidated financial statements, but it will require increased disclosures within the notes to its consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which introduces a practical expedient for estimating credit losses on current accounts receivable and contract assets. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. ASU 2025-05 should be applied prospectively. The Company does

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
not expect the application of this standard to have a material impact on its financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which removes references to project stages, and requires capitalization of software costs to begin when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the intended function. The ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Adoption of this ASU can be applied using either a prospective or a retrospective approach. The Company is currently evaluating the impact the adoption of the standard will have on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-07, "Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract," which (1) refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting and (2) provides clarification under Topic 606 related to share-based payments from a customer in a revenue contract. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. Adoption of this ASU can be applied using either a prospective or a retrospective approach. The Company is currently evaluating the impact the adoption of the standard will have on its consolidated financial statements.
In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements," which includes amendments to more closely align hedge accounting with the economics of an entity’s risk management activities. This new standard is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. ASU 2025-09 should be applied prospectively. The Company is currently evaluating the impact the adoption of the standard will have on its consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Adoption of this ASU can be applied using either a prospective or a retrospective approach. The Company is currently evaluating the impact the adoption of the standard will have on its consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-12, "Codification Improvements." The ASU addresses 33 items in the Accounting Standards Codification with intent to clarify, correct errors, or make minor improvements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026, with early adoption permitted. The adoption method of this ASU may vary, on an issue-by-issue basis. The Company is currently evaluating the impact the adoption of the standard will have on its consolidated financial statements.
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
MATL is the ultimate parent company of the Kurt Geiger business (“Kurt Geiger”), which operates primarily in the UK, U.S., and Europe. Kurt Geiger designs and sells footwear and accessories under its own brands – including Kurt Geiger London, KG Kurt Geiger, and Carvela – through retail stores, e-commerce, and wholesale partnerships, and operates third party concessions in luxury and premium department stores primarily in the UK. Kurt Geiger was founded in 1963 and is headquartered in London, United Kingdom.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The acquisition aligns with the Company’s strategic objectives of expanding its international footprint, non-footwear categories, and direct-to-consumer business, and the Company believes the acquisition strengthens the Company's portfolio of brands.
The acquisition was funded through a combination of debt financing and cash on hand. In connection with the debt financing, effective May 6, 2025, the Company amended and restated its original Credit Agreement in its entirety, replacing it with a new term loan facility in the amount of $300,000 and a new revolving credit facility with a total capacity of $250,000. For further information, see Note 16 – Credit Agreement.
As a result of the acquisition, MATL became a wholly-owned subsidiary of the Company. Accordingly, the results of MATL have been included in the Company’s consolidated financial statements since the Acquisition Date. Results of MATL are allocated to the Company’s existing reportable segments (Wholesale Footwear, Wholesale Accessories/Apparel, Direct-to-Consumer, and Licensing) based on the sales channel and product category that generated the revenue. For the period beginning with the Acquisition Date and ended December 31, 2025, MATL contributed revenue of $402,822 and had net loss of $50,644.
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

Balance Sheet Classification	Fair Value
Cash and cash equivalents	$18,899
Accounts receivable	31,644
Inventories	180,552
Operating lease right-of-use asset	75,825
Prepaid expenses and other current assets	9,777
Income tax receivable and prepaid income taxes	3,350
Property and equipment	39,320
Intangibles	176,867
Accounts payable	(32,868)
Accrued expenses	(47,079)
Income taxes payable	(761)
Operating leases – current portion	(8,603)
Operating leases – long-term portion	(68,251)
Deferred tax liabilities	(34,207)
Other liabilities	(5,655)
Total fair value excluding goodwill	338,810
Goodwill	64,538
Net assets acquired	$403,348
The Company is in the process of finalizing its purchase price allocation for the acquisition. While the Company has substantially completed its valuation procedures, the purchase price allocation remains preliminary with respect to the valuation of certain assets, including acquired inventory and identifiable intangible assets. The Company expects to finalize the purchase price allocation during the measurement period, not to exceed one year from the Acquisition Date as permitted under ASC 805. Any changes to the preliminary estimates of fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill in the period in which the adjustments are determined.
We used the following valuation techniques for the following significant accounts in which carrying value did not approximate fair value: (i) inventories were valued primarily using an income approach with significant assumptions including estimated selling price of the inventory, less the costs to dispose of, and sell the inventory, as well as a reasonable profit allowance for the selling effort; (ii) property and equipment were valued primarily using the replacement cost approach with significant assumptions including replacement cost, asset useful lives, remaining service potential, and adjustments related to

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
obsolescence and (iii) operating lease right-of-use asset was valued primarily using an income approach where each lease was evaluated to determine whether the contractual lease terms were favorable or unfavorable relative to current market conditions with significant assumptions including estimated market rental rates, discount rates, remaining lease terms, and property-specific economic factors (e.g., square footage).
Intangible Assets
The components of intangible assets acquired in connection with the Kurt Geiger acquisition were as follows:

Intangible Asset	Estimated Lives	Amortization Method	Estimated Fair Value
Trademark	Indefinite	N/A	$126,286
Customer relationships	15-20 years	Straight-line	50,581
Total intangible assets			$176,867
The fair values of the intangible assets were estimated using valuation techniques deemed appropriate for the nature of the asset and, for customer relationships, the underlying relationships, as summarized below:
▪Trademark: valued using the multi-period excess earnings method (“MPEEM”), an income approach with significant assumptions used in the valuation including projected revenue, margins, contributory asset charges, long-term growth rate, and discount rate.
▪Customer relationships (direct-to-consumer): valued using a replacement cost method, with significant assumptions used in the valuation included historical marketing spend, estimated time to rebuild customer relationships, developer profit margin, and discount rate.
▪Customer relationships (wholesale): valued using a distributor method, which is an income-based approach with significant assumptions used in the valuation included projected revenues and margins, contributory asset charges, customer attrition, and discount rate.
▪Customer relationships (concessions): valued using a with-and-without method, which is an income-based approach with significant assumptions used in the valuation including projected revenues and margins, probability of customer retention, and discount rate.
The fair values for inventories, property and equipment, operating lease right-of-use asset and intangibles were based on significant inputs that are not observable in the market and thus represent a Level 3 measurement in the fair value hierarchy.
Goodwill
In connection with the Kurt Geiger acquisition, the Company recognized $64,538 of goodwill, which represents the excess of the purchase price over the fair values of the net assets acquired and liabilities assumed. Goodwill recognized as part of the acquisition is primarily attributable to expected synergies, the assembled workforce, the expansion of the Company’s international footprint, and opportunities to grow complementary product categories. The goodwill arising from this acquisition is not expected to be deductible for income tax purposes. The goodwill has been allocated to the Company’s Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer reporting units and may be adjusted in the event of any adjustments within the measurement period.
Transactions Related to the Business Combination
In accordance with ASC 805, the following transactions were identified in connection with the acquisition of Kurt Geiger.
▪Acquisition-Related Costs: Acquisition-related costs were expensed as incurred. During the year ended December 31, 2025, the Company recognized $10,726 of such costs, which were related to financial advisory, legal, accounting and other professional fees and were included within operating expenses in the Company’s Consolidated Statements of Operations.
▪Debt Issuance Costs: As part of the debt financing in connection with the acquisition, the Company incurred $8,954 of debt issuance costs, which were capitalized in accordance with ASC Topic 470, Debt (“ASC 470”). See Note 16 – Credit Agreement for more information.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
▪Acquisition-Related Proceeds to Certain Sellers: In connection with the acquisition, the Company paid approximately $38,819 to management sellers and other key employees of the Company. These amounts were determined by the institutional sellers and represented a reallocation of proceeds from institutional sellers to management sellers in excess of their respective pre-acquisition equity ownership. While required to be accounted for as compensation under U.S. GAAP, these amounts do not represent additional cash paid at closing, but rather a recharacterization of a portion of the total proceeds. The Company determined that these payments represent compensation in accordance with ASC Topic 710, Compensation – General (“ASC 710”), rather than purchase consideration. Given the absence of any future service or performance conditions, the Company recognized the full amount within operating expenses in the Company's Consolidated Statements of Operations during 2025.
▪Deferred Acquisition-Related Proceeds to Certain Sellers: As part of the acquisition, certain management sellers deferred a portion of their proceeds for their equity interests. These deferred payments represent contingent consideration under ASC 805, as payment is contingent upon the achievement of specified EBITA targets in each of the five years following the acquisition. The Company recognized a liability of $12,895 related to the estimated fair value of the contingent consideration as of Acquisition Date. In accordance with ASC 805, the liability has been remeasured each reporting period. As of December 31, 2025, the Company recognized a liability of $11,600, which is included within contingent payment liability - long-term portion on the Company's Consolidated Balance Sheets. During the year ended December 31, 2025, the change in fair value of the contingent consideration was $(1,295), which is included within change in valuation of contingent payment liability in the Company’s Consolidated Statements of Operations. The maximum consideration which can be paid over the consideration period of five years is approximately $16,600 and there are no minimum payments required. See Note 5 – Fair Value Measurements for more information.
▪Transaction Incentive Plan: In connection with the acquisition, the Company implemented a Transaction Incentive Plan (“TIP”) to secure management sellers’ commitment to closing the transaction, encourage the retention of management sellers and other key employees, and incentivize long-term operating performance. Institutional sellers do not participate in the TIP. Under the TIP, each participant was issued six classes of shares (which we refer to as "Growth Shares") in SML UK Holding Ltd, with each class subject to a graded vesting schedule based on the achievement of specified EBITA performance targets over five separate annual measurement periods beginning July 1, 2025 and a cumulative measurement period from July 1, 2025 to June 30, 2030, with certain conditions tied to continued employment through the applicable vesting dates. Any payouts based on the satisfaction of the performance and service conditions will be made following the end of each applicable annual performance period, subject to a review and approval process in accordance with the terms of the TIP. Given the exclusion of institutional sellers from participation and the presence of certain service conditions, the Company determined that the TIP represents compensation for post-combination services, rather than deferred purchase consideration. See Note 2 – Summary of Significant Accounting Policies and Note 8 – Share-Based Compensation for further information.
Pro Forma Financial Information
The following unaudited pro forma financial information for the year ended December 31, 2025 and 2024 combines the historical results of Steven Madden, Ltd. and Mercury Acquisitions Topco Limited, assuming that the companies were combined as of January 1, 2024. The pro forma financial information includes various adjustments to reflect business combination accounting effects, including depreciation and amortization charges from acquired tangible and intangible assets, interest expense from the debt financing related to funding the acquisition, acquisition-related transaction costs, acquisition-related compensation costs, and tax-related effects. The pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2024, nor are they indicative of future operating results.

	Years Ended December 31,
	2025	2024
Total revenue	$2,685,441	$2,803,286
Net income(1)	$122,116	$126,547
(1)Supplemental pro forma earnings for the year ended December 31, 2025 were adjusted to exclude non-recurring expenses incurred in 2025, including $38,819 of acquisition-related compensation cost, $10,726 of transaction costs, and $23,233 of expense related to the fair value adjustment to acquisition-date inventory; as well as to exclude a gain of $7,058 related to the settlement of a foreign exchange forward contract entered into in connection with the acquisition of Kurt Geiger. Supplemental pro forma earnings for the year ended December 31, 2024 were adjusted to include these items.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
ATM
In November 2024, the Company acquired the ATM Collection (“ATM”), an elevated basics apparel brand, for a total purchase price of $9,783. Since acquisition, the results of ATM have been included within the Wholesale Accessories/Apparel and Direct-to-Consumer segments.
Hosiery Business
In March 2024, Daniel M. Friedman & Associates, Inc. acquired the Steve Madden and Betsey Johnson hosiery division ("hosiery business") of Gina Group LLC (“Gina”) for cash consideration of $4,259. The results of the hosiery business have been included in the consolidated financial statements since the date of acquisition within the Wholesale Accessories/Apparel segment.
Almost Famous
In October 2023, Daniel M. Friedman & Associates, Inc. acquired substantially all of the assets and certain liabilities of Turn On Products Inc. d/b/a Almost Famous for cash consideration of $73,228 and a future payment contingent on the Almost Famous business achieving certain earnings before interest and tax ("EBIT") targets. The results of the business have been included in the consolidated financial statements since the date of acquisition within the Wholesale Accessories/Apparel segment.
Joint Ventures
Greater China Joint Venture
In August 2025, the Company, through its subsidiary, Madden Asia Holding Limited, entered into a joint venture agreement with Glamear Trading Limited, a leading distributor of luxury and retail goods in the Greater China region. The Company acquired a 50% controlling financial interest in the newly formed entity, MG Distribution Hong Kong Limited, through a capital contribution of $3,500. This joint venture was formed to expand the distribution of the Company’s products across China, Hong Kong, and Macau. The results of this joint venture are included within the Direct-to-Consumer segment.
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SM Fashion d.o.o. Beograd
In May 2024, the Company, through its subsidiary, Madden Europe Holding BV, formed a joint venture ("SM Fashion d.o.o. Beograd") with Milija Babovic, the exclusive distributor of the Company's products in various countries throughout Southeastern Europe. In connection with the transaction, the Company acquired 50.01% controlling financial interest in SM Fashion d.o.o. Beograd and paid a nominal contribution. Since the date of acquisition, the Company has consolidated SM Fashion d.o.o. Beograd into its financial results in accordance with ASC Topic 810 “Consolidation” ("ASC 810"). The other member's interest is reflected in net income attributable to noncontrolling interests in the Consolidated Statements of Operations and noncontrolling interests in the Consolidated Balance Sheets.
SM Distribution Latin America S. de R.L
In June 2024, the Company, through its subsidiary, Madden Asia Holding Limited, formed a joint venture ("SM Distribution Latin America S. de R.L.") with Steve International Inc. SM Distribution Latin America S. de R.L. is the exclusive distributor of the Company's products in various countries throughout Latin America. In connection with the transaction, the Company acquired a 51.0% controlling financial interest in SM Distribution Latin America S. de R.L. and paid a contribution of $4,131. Since the date of acquisition, the Company has consolidated SM Distribution Latin America S. de R.L. into its financial results in accordance with ASC 810. The other member's interest is reflected in net income attributable to noncontrolling interests in the Consolidated Statements of Operations and noncontrolling interests in the Consolidated Balance Sheets.
SM Distribution Singapore Pte. Ltd.
In October 2024, the Company, through its subsidiary, Madden Asia Holding Limited, formed a joint venture (“SM Distribution Singapore Pte. Ltd.”) with Luxury Ventures Pte. Ltd., a well-known distributor of luxury and retail goods throughout Southeast Asia. The JV was established with the purpose of distributing Steve Madden’s products primarily via retail and e-commerce channels throughout Singapore. In connection with the transaction, the Company acquired a 51.0% controlling financial interest in SM Distribution Singapore Pte. Ltd. and paid a contribution of $1,020. Since the date of acquisition, the Company has consolidated SM Distribution Singapore Pte. Ltd. into its financial results in accordance with ASC 810. The other member's interest is reflected in net income attributable to noncontrolling interests in the Consolidated Statements of Operations and noncontrolling interests in the Consolidated Balance Sheets.
SM Distribution China Co., Ltd.
In August 2024, the Company acquired the remaining 49.0% interest in SM Distribution China Co., Ltd. from non-controlling shareholder, Shanghai Shenlian Brand Management Partnership Enterprise Limited Partnership, for $1,500. This transaction increased our total investment in SM Distribution China Co., Ltd. from 51.0% to 100.0%. SM Distribution China Co., Ltd. was initially formed in 2019. SM Distribution China Co. Ltd is consolidated in net income attributable to Steven Madden, Ltd. in the Consolidated Statements of Operations and total Steven Madden, Ltd. stockholders’ equity in the Consolidated Balance Sheets.
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
The Company determined that GREATS met the definition of a business under ASC 805. The transaction resulted in the deconsolidation of GREATS from the Company’s consolidated financial statements and the recognition of a loss on sale in the amount of $3,199, which was included within operating expenses in the Consolidated Statements of Operations for the year ended December 31, 2024.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s financial assets and liabilities subject to fair value measurements as of December 31, 2025 and 2024 were as follows:

	December 31, 2025				December 31, 2024
(in thousands)	Fair value	Level 1	Level 2	Level 3	Fair value	Level 1	Level 2	Level 3
Assets:
Forward contracts	$302	$—	$302	$—	$2,175	$—	$2,175	$—
Total assets	$302	$—	$302	$—	$2,175	$—	$2,175	$—
Liabilities:
Contingent payment liability(1)(2)	$14,880	$—	$—	$14,880	$7,565	$—	$—	$7,565
Forward contracts	2,328	—	2,328	—	816	—	816	—
Total liabilities	$17,208	$—	$2,328	$14,880	$8,381	$—	$816	$7,565
(1) As of December 31, 2025, $14,880 was recorded in Contingent payment liability - long-term portion.
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
The following table provides a reconciliation of the beginning and ending balances for the contingent payment liabilities included within Level 3 of the fair value hierarchy for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Balance at beginning of year	$7,565	$13,300
Adjustments(1)(2)	(5,580)	2,722
Acquisitions	12,895	90
Payments(3)	—	(8,547)
Balance at end of period	$14,880	$7,565
(1) In the 2025 period, amounts consisted of adjustments of $5,580 which were related to the change in valuation of the contingent payment liabilities in connection with the acquisitions of Kurt Geiger, Almost Famous, and ATM. The adjustments to Kurt Geiger were recorded in income from operations in the Consolidated Statements of Operations and allocated to the Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer segments. Adjustments to Almost Famous and ATM were recorded in income from operations in the Consolidated Statements of Operations for the Wholesale Accessories/Apparel segment.
(2) In the 2024 period, amounts consisted of adjustments of $2,722, which were related to the change in valuation of the contingent payment liabilities in connection with the acquisitions of Almost Famous and ATM. These adjustments were recorded in income from operations in the Consolidated Statements of Operations for the Wholesale Accessories/Apparel segment.
(3) For the 2024 period, the payment of $8,547 was related to the contingent payment liability in connection with the acquisition of Almost Famous and was measured based upon actual EBIT performance for the related performance period. The payment was included as cash used in financing activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2024.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025 and 2024, the fair value of the contingent payment liability related to the acquisition of Almost Famous $3,225 and $7,475, respectively. The fair value was determined using a Monte Carlo simulation model, which estimates the probability of various financial outcomes during the measurement period. The model utilized discount rates of 16.0% and 17.5% as of December 31, 2025 and December 31, 2024, respectively.
As of December 31, 2025 and 2024, the fair value of the contingent payment liability related to the acquisition of ATM was $55 and $90 respectively. The fair value was determined using a Monte Carlo simulation model, utilizing a discount rate of 11.4% and 12.6%.
As of December 31, 2025, the fair value of the contingent payment liability related to the acquisition of Mercury Acquisitions Topco Limited was $11,600. The fair value was based on a probability-weighted expected return method that considers the expected future payments. See Note 4 – Acquisitions, Purchases and Sales of Joint Ventures, and Divestitures for further information.
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
The carrying amount of the term loan facility, which bears interest at a variable rate, approximates fair value as the interest rate adjusts with changes in market conditions. The estimated fair value of the term loan was determined using Level 2 inputs based on current market interest rates and credit spreads for instruments with similar terms and maturities. Refer to Note 16 – Credit Agreement for further information.
Fair value measurements associated with assets acquired and liabilities assumed in business combinations are disclosed separately in Note 4 – Acquisitions, Purchases and Sales of Joint Ventures, and Divestitures. These measurements primarily utilize Level 3 inputs due to the use of significant unobservable assumptions, as described therein.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 6 – Property and Equipment
The major classes of assets and total accumulated depreciation and amortization were as follows:

		As of December 31,
(in thousands)	Average Useful Life	2025	2024
Land and building	27.5 (Building)	$6,854	$1,322
Leasehold improvements	Lesser of remaining lease or asset life	115,174	94,820
Machinery and equipment	10 years	13,561	12,935
Furniture and fixtures	3 to 5 years	51,886	18,415
Computer equipment and software	3 to 10 years	111,654	90,530
Construction in progress		4,392	3,784
		303,521	221,806
Less: impairments and disposals		10,845	11,696
Less: accumulated depreciation and amortization		176,874	152,722
Property and equipment, net		$115,802	$57,388
Depreciation and amortization expense related to property and equipment included in operating expenses was $23,982, $15,597, and $13,419 in 2025, 2024, and 2023, respectively, and includes computer software amortization expense of $3,555, $3,171, and $3,762, respectively. There were no impairment charges recorded for the years ended December 31, 2025 and 2024.
Note 7 – Goodwill and Other Intangible Assets
The following table provides a rollforward of the carrying amount of goodwill by reporting unit as of December 31, 2025 and 2024:

(in thousands)	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to-Consumer	Net Carrying Amount
Balance at January 1, 2024	$90,663	$73,625	$15,715	$180,003
Acquisitions and divestitures(1)(2)	—	1,958	3,807	5,765
Translation	(662)	—	(1,369)	(2,031)
Balance at December 31, 2024	90,001	75,583	18,153	183,737
Acquisitions(3)(4)(5)	13,186	6,629	48,237	68,052
Translation	1,191	1	1,537	2,729
Balance at December 31, 2025	$104,378	$82,213	$67,927	$254,518
(1) During 2024, the Company acquired ATM and recorded goodwill of $2,195, of which $1,317 was recorded in the Wholesale Accessories/Apparel segment and $878 was recorded in the Direct-to-Consumer segment. Refer to Note 4 – Acquisitions, Purchases and Sales of Joint Ventures, and Divestitures for further information.
(2) During 2024, the Company completed the sale of our GREATS business, which was previously included within our Direct-to-Consumer reporting unit. Goodwill decreased $700 related to the divestiture. Refer to Note 4 – Acquisitions, Purchases and Sales of Joint Ventures, and Divestitures for further information.
(3) During 2025, the Company completed the acquisition of the SM Distribution Malaysia Sdn. Bhd., which resulted in the recognition of goodwill of $1,829 allocated to the Direct-to-Consumer segment. Refer to Note 4 – Acquisitions, Purchases and Sales of Joint Ventures, and Divestitures for further information.
(4) During 2025, the Company completed the acquisition of the SM Fashion Australia Pty Ltd., which resulted in the recognition of goodwill of $1,393 allocated to the Direct-to-Consumer and Wholesale Footwear segments. Refer to Note 4 – Acquisitions, Purchases and Sales of Joint Ventures, and Divestitures for further information.
(5) During 2025, the Company completed the acquisition of Mercury Acquisitions Topco Limited, which resulted in the recognition of goodwill of $64,538, of which $12,908 was allocated to the Wholesale Footwear, $6,454 allocated to Wholesale Accessories/Apparel, and $45,176 allocated to the Direct-to-Consumer segments. Refer to Note 4 – Acquisitions, Purchases and Sales of Joint Ventures, and Divestitures for further information.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize the Company’s other intangible assets as of December 31, 2025 and 2024:

	As of December 31, 2025
(in thousands)	Estimated Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	10-20 years	$16,075	$(16,075)	$—
Customer relationships(1)	10-20 years	112,744	(35,127)	77,617
Re-acquired rights	2 years	1,450	(1,450)	—
Total finite-lived other intangible assets		130,269	(52,652)	77,617
Re-acquired right	indefinite	25,469	—	25,469
Trademarks(1)(2)	indefinite	178,333	—	178,333
Total indefinite-lived other intangible assets		203,802	—	203,802
Total other intangible assets		$334,071	$(52,652)	$281,419
(1) During 2025, the Company acquired trademarks of $126,286 and customer relationships of $50,581 in connection with its acquisition of Mercury Acquisitions Topco Limited. Refer to Note 4 – Acquisitions, Purchases and Sales of Joint Ventures, and Divestitures for further information.
(2) During 2025, the Company recognized a charge of $6,300 related to the impairment of a trademark. See below for further information.

	As of December 31, 2024
(in thousands)	Estimated Lives	Gross Carrying Amount(1)	Accumulated Amortization	Net Carrying Amount
Trademarks(1)(2)	10-20 years	$16,075	$(16,075)	$—
Customer relationships(1)(3)	10-20 years	61,585	(30,216)	31,369
Re-acquired rights	2 years	1,450	(659)	791
Total finite-lived other intangible assets		79,110	(46,950)	32,160
Re-acquired right	indefinite	24,292	—	24,292
Trademarks(3)	indefinite	56,980	—	56,980
Total indefinite-lived other intangible assets		81,272	—	81,272
Total other intangible assets		$160,382	$(46,950)	$113,432
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
The gross carrying amount and accumulated amortization of certain intangible assets as of December 31, 2025 and 2024, include the impact of impairment and changes in foreign currency exchange rates.
Evaluation of Impairment
The Company evaluates goodwill and indefinite-lived intangible assets for impairment at least annually, as of the beginning of the third quarter, and whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount. The Company generally performs a qualitative assessment in evaluating impairment, although it may elect to perform a quantitative impairment test if deemed necessary.
Quantitative impairment tests of goodwill and indefinite-lived intangible assets were performed as of July 1, 2025. The Company estimated the fair values of its reporting units using the discounted cash flow method, an income approach, which incorporates significant assumptions including projected revenues, margins, and discount rates. The fair values of indefinite-lived intangible assets were estimated using the multi-period excess earnings method, an income approach. Significant assumptions used in the valuations included projected revenues, margins, contributory asset charges, long-term growth rates, and discount rates. Based on the results of the quantitative tests performed, the Company concluded that the fair values of its reporting units and indefinite-lived intangible assets exceeded their respective carrying amounts. Accordingly, no impairment charges were recognized. The Company’s estimates of fair value are sensitive to changes in key assumptions, including discount rates and projected financial results. Although management believes the assumptions used were reasonable, changes in these assumptions or in underlying market conditions could result in different fair value measurements in future periods.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Qualitative impairment assessments were performed as of July 1, 2024, which indicated that it was more likely than not that the fair values of the Company’s reporting units and indefinite-lived intangible assets exceeded their respective carrying amounts.
In fiscals 2025, 2024, and 2023, no impairment charges were recognized for goodwill or indefinite-lived intangible assets in connection with the annual impairment evaluations. Impairment charges recognized during these periods were associated with specific events and circumstances and are described separately below.
During the fourth quarter of 2025, the Company recognized a $6,300 non-cash impairment charge related to an indefinite-lived trademark intangible asset. The impairment charge was driven by updated financial projections reflecting reduced revenue and earnings expectations for the associated brand. The impairment charge was included within impairment of intangibles in the Company’s Consolidated Statements of Operations for the year ended December 31, 2025 and recognized in the Wholesale Accessories/Apparel segment.
During 2024 and 2023, the Company recognized non-cash impairment charges totaling $8,220 related to the GREATS® trademark. These impairments were driven by changes in expectations regarding the brand’s performance, including revisions to projected financial results and a reassessment of the trademark’s useful life. These impairment charges were recorded within impairment of intangibles in the Company’s Consolidated Statements of Operations for the year ended December 31, 2024 and recognized in the Direct-to-Consumer segment.
During 2024, the Company recognized a non-cash impairment charge of $8,635 related to the Almost Famous trademark intangible asset. The impairment resulted from the Company’s decision to discontinue use of the brand and transition its marketing and sales efforts to another brand. The impairment charge was included within impairment of intangibles in the Company’s Consolidated Statements of Operations for the year ended December 31, 2024 and recognized in the Wholesale Accessories/Apparel segment.
Amortization
The amortization of intangible assets amounted to $5,900, $4,413, and $2,082 for 2025, 2024, and 2023 and is included in operating expenses in the Company's Consolidated Statements of Operations. The estimated future amortization expense for intangibles as of December 31, 2025 was as follows:

(in thousands)
2026	$5,789
2027	5,535
2028	5,499
2029	5,403
2030	4,317
Thereafter	51,074
Total	$77,617
Note 8 – Share-Based Compensation
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

(in thousands)
Common stock authorized	19,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(11,107)
Common stock available for grant of stock-based awards as of December 31, 2025	7,893
In addition, vested and unvested options to purchase 1 share of common stock and 67 shares of unvested restricted stock awarded under the 2006 Plan were outstanding as of December 31, 2025.
For the years ended December 31, 2025, 2024, and 2023, the total share-based compensation costs were as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Restricted stock	$23,184	$22,281	$21,301
Stock options	2,059	2,459	2,597
Performance-based	4,392	1,799	250
Total	$29,635	$26,539	$24,148
The Company calculates an estimated forfeiture rate annually based on historical forfeitures and expectations about future forfeitures. Share-based compensation is included in operating expenses in the Company’s Consolidated Statements of Operations.
Restricted Stock Awards
The following table summarizes restricted stock activity during the years ended December 31, 2024 and 2025:

(in thousands except per share data)	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1, 2024	1,290	$35.44
Granted	728	42.23
Vested	(451)	34.56
Forfeited	(24)	36.29
Outstanding at December 31, 2024	1,543	$38.89
Granted	805	32.64
Vested	(645)	38.34
Forfeited	(51)	35.54
Outstanding at December 31, 2025	1,652	$36.16
Additional information pertaining to restricted stock activity was as follows:

	Years Ended December 31,
(in thousands except per share data)	2025	2024	2023
Weighted-average grant date fair value of awards granted	$32.64	$42.23	$33.38
Total fair value of awards vested	$24,729	$15,574	$26,168
As of December 31, 2025, the Company had $42,611 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized on a straight-line basis over a weighted average period of 3.1 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
Activity relating to stock options granted under the Company’s plans during the year ended December 31, 2024 and 2025 was as follows:

(in thousands except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	1,118	$35.62
Granted	233	41.32
Exercised	(73)	32.76
Expired	(2)	46.47
Forfeited	(8)	34.54
Outstanding at December 31, 2024	1,268	$36.82	2.7 years	$7,611
Vested and Exercisable at December 31, 2024	1,116	$36.24	2.4 years	$7,371
Outstanding at January 1, 2025	1,268	36.82
Granted	263	25.13
Exercised	(339)	28.33
Expired	(33)	36.10
Outstanding at December 31, 2025	1,159	$36.67	2.7 years	$6,406
Vested and Exercisable at December 31, 2025	985	$38.29	2.0 years	$3,919
As of December 31, 2025, $930 of total unrecognized compensation cost related to non-vested stock option awards is expected to be recognized on a straight-line basis over a weighted-average period of 1.2 years.
Additional information pertaining to the Company's stock option plan was as follows:

	Years Ended December 31,
(in thousands except per share data)	2025	2024	2023
Weighted-average grant date fair value of awards granted	$6.36	$10.90	$8.45
Cash received from the exercise of stock options	$32	$1,613	$1,205
Intrinsic value of stock options exercised	$4,699	$791	$16,335
Tax benefits realized on exercise of stock options	$709	$39	$1,285
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
The following weighted average assumptions were used for stock options granted during 2025, 2024, and 2023:

	Years Ended December 31,
	2025	2024	2023
Volatility	33.6% to 38.5%	34.1% to 47.4%	37.3% to 48.1%
Risk free interest rate	3.6% to 4.3%	4.0% to 4.6%	3.7% to 4.7%
Expected life in years	3.0 to 4.0	3.0 to 4.0	3.0 to 5.0
Dividend yield	3.3%	2.0%	2.5%
Weighted average fair value	$6.77	$13.22	$10.12

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Performance-Based Awards
The Company issues performance-based awards to certain employees, the vesting of which is subject to the employee’s continuing employment and the Company's achievement of certain performance goals. In the first quarters of 2025 and 2024, the Company issued 150 and 86 performance shares (at target), with a weighted average grant date fair value of $26.05 and $41.63, that are eligible to be earned over a three-year performance period from January 1, 2025 through December 31, 2027 and January 1, 2024 through December 31, 2026, respectively. During the year ended December 31, 2025, the Company estimated that the probable outcome of the performance conditions, based on performance through such date, was that the performance shares will be earned at 185% of the target level. The corresponding expense for the year ended December 31, 2025 is reflected in stock-based compensation under performance-based awards.
As of December 31, 2025, $7,130 of total unrecognized compensation cost related to non-vested share awards is expected to be recognized using the accelerated attribution method over a weighted-average period of 1.7 years.
In the year ended December 31, 2023, 12 performance shares vested at a weighted average exercise price of $42.00. No shares vested in the periods ended December 31, 2025 and 2024.
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
For the year ended December 31, 2025, no compensation expense was recognized.
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
Note 10 – Share Repurchase Program
The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On May 8, 2023, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $189,900, bringing the total authorization to $250,000. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or as part of privately negotiated transactions at such prices and times that are determined to be in the best interest of the Company. During the year ended December 31, 2025, no shares of the Company's common stock were repurchased under the Share Repurchase Program. During the year ended December 31, 2024, 2,090 shares, excluding net settlements of employee stock awards, were repurchased under the Share Repurchase Program, at a weighted average price per share of $43.15, for an aggregate purchase price of approximately $90,153. As of December 31, 2025, approximately $85,310 remained available for future repurchases under the Share Repurchase Program.
The Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (as further amended, the "2006 Plan"), which expired on April 6, 2019, and the Steven Madden, Ltd. 2019 Incentive Compensation Plan, as amended (the "2019 Plan"), both provide the Company with the right to deduct or withhold, or require employees to remit to the Company, an

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
amount sufficient to satisfy any applicable tax withholding and/or option cost obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation and/or option cost. During the year ended December 31, 2025 and 2024, an aggregate of 576 and 211 shares, respectively, were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements and option costs, at an average price per share of $40.03 and $42.84, respectively, for an aggregate purchase price of approximately $23,081 and $9,058, respectively.
Note 11 – Net Income Per Share of Common Stock
Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, which does not include unvested restricted common stock subject to forfeiture of 1,652, 1,543, and 1,290 shares for the years ended December 31, 2025, 2024, and 2023, respectively. Diluted net income per share reflects: (a) the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the assumed proceeds, which are deemed to be the proceeds from the exercise plus compensation cost not yet recognized attributable to future services using the treasury method, were used to purchase shares of the Company’s common stock at the average market price during the period; (b) the vesting of granted non-vested restricted stock awards for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized attributable to future services using the treasury stock method, to the extent dilutive; and (c) issued performance-based awards to the extent that the underlying performance conditions (i) have been satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive.

	Years Ended December 31,
(in thousands except per share data)	2025	2024	2023
Net income attributable to Steven Madden, Ltd.	$44,661	$169,390	$171,554

Basic net income per share	$0.63	$2.38	$2.34
Diluted net income per share	$0.63	$2.35	$2.30

Weighted average common shares outstanding:
Basic	70,873	71,274	73,337
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	308	689	1,228
Diluted	71,181	71,963	74,565
For the year ended December 31, 2025, there were no options to purchase shares of common stock excluded from the calculation of diluted net income per share. For the year ended December 31, 2024 and 2023, options to purchase approximately 24 and 10 shares of common stock in each period have been excluded from the calculation of diluted net income per share, as the result would have been anti-dilutive. For the years ended December 31, 2025, 2024, and 2023, 124, 5, and 39, shares of common stock have been excluded from the calculation of diluted net income per share as the result would have been anti-dilutive.
The Company had certain contingently issuable performance-based awards outstanding that did not meet the performance conditions for the years ended December 31, 2025, 2024, and 2023 and, therefore, were excluded from the calculation of diluted net income per common share for those years. The number of potentially dilutive shares that could be issued upon vesting for these performance-based awards was immaterial as of December 31, 2025, 2024, and 2023. These amounts were also excluded from the computation of weighted average potentially dilutive securities.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 12 – Derivative Instruments
The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The forward foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted inventory purchases and are designated as cash flow hedges.
The notional amounts of the Company’s outstanding derivative instruments as of December 31, 2025 and 2024 were as follows:

	As of December 31,
(in thousands)	2025	2024
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$113,473	$90,031
The fair value of the Company’s outstanding derivative instruments as of December 31, 2025 and 2024 were as follows:

		As of December 31,
(in thousands)	Balance Sheet Classification	2025	2024
Assets:
Forward contracts	Other current assets	$302	$2,175

Liabilities:
Forward contracts	Other current liabilities	$2,328	$816
The following table presents the pretax impact of (loss)/gains from the Company's designated derivative instruments on its Consolidated Financial Statements for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Cash flow hedges:
Foreign exchange contracts	$(3,322)	$2,456	$(852)
As of December 31, 2025, the current maturity dates of the Company’s derivative instruments range from January 2026 to December 2026.
For the years ended December 31, 2025 and 2024, the Company's hedging activities were deemed effective, with no ineffectiveness recognized in the Consolidated Statements of Operations. Gains and losses from these hedging activities are recorded in cost of sales in the Consolidated Statements of Operations.
During 2025, the Company settled certain foreign exchange forward contracts that were entered into to hedge foreign exchange rate risk surrounding a portion of the purchase price in connection with the Kurt Geiger acquisition. The settlement resulted in a gain of $9,252, which was recorded as gain on derivative in the Company's Consolidated Statements of Operations for the year ended December 31, 2025.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 13 – Leases
The following table presents the lease-related assets and liabilities recorded on the Company's Consolidated Balance Sheets as of December 31, 2025 and 2024:

		As of December 31,
(in thousands)	Balance Sheet Classification	2025	2024
Assets:
Noncurrent	Operating lease right-of-use asset	$235,855	$139,695

Liabilities:
Current	Operating leases - current portion	$58,827	$43,172
Noncurrent	Operating leases - long-term portion	193,145	109,816
Total operating lease liabilities		$251,972	$152,988

Weighted-average remaining lease term		5.6 years	4.5 years
Weighted-average discount rate		5.4%	5.3%
The following table presents the composition of lease costs during the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Operating lease cost	$65,152	$49,254	$41,539
Variable lease cost	2,610	4,007	4,532
Short-term lease cost	846	—	—
Less: sublease income	272	196	264
Total lease cost(1)	$68,336	$53,065	$45,807
(1) Included in operating expenses in the Company’s Consolidated Statements of Operations.
The following table presents supplemental cash and non-cash information related to the Company's operating leases during the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases(1)	$65,328	$50,802
Noncash transactions:
Right-of-use asset obtained in exchange for new operating lease liabilities	$137,445	$62,541
Right-of-use asset noncash lease expense(1)	$50,302	$45,629
(1) Included in leases and other liabilities in the Consolidated Statement of Cash Flows.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Future Minimum Lease Payments
The following table presents future minimum lease payments for each of the next five years and the total for the remaining years as of December 31, 2025:

(in thousands)
2026	$71,155
2027	58,183
2028	48,462
2029	31,900
2030	24,690
Thereafter	58,573
Total minimum lease payments	292,963
Less: imputed interest	40,991
Total lease liabilities	$251,972
Rent expense for the years ended December 31, 2025, 2024, and 2023 was approximately $84,997, $61,693, and $53,713, respectively.
Note 14 – Income Taxes
The components of income before provision for income taxes were as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
United States	$44,165	$131,859	$131,343
Foreign	33,515	98,618	89,271
Income before provision for income taxes	$77,680	$230,477	$220,614
The components of provision for income taxes were as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Current:
Federal	$9,246	$32,894	$18,491
State and local	2,300	6,326	3,594
Foreign	21,785	20,058	18,449
Provision for income taxes - current	33,331	59,278	40,534
Deferred:
Federal	1,509	(4,558)	5,229
State and local	(697)	(465)	682
Foreign	(5,481)	320	194
Provision for income taxes - deferred	(4,669)	(4,703)	6,105
Provision for income taxes	$28,662	$54,575	$46,639

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation between income taxes computed at the federal statutory rate and the effective tax rate is as follows:

	Years Ended December 31,
(in thousands)	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Income before provision for income taxes	$77,680		$230,477		$220,614

U.S. Federal statutory tax rate	16,313	21.0%	48,400	21.0%	46,329	21.0%
State and local income taxes, net of federal benefit	1,225	1.6%	4,720	2.0%	3,608	1.6%
Foreign tax effects:
Hong Kong
Foreign rate differential	(2,192)	(2.8%)	(2,630)	(1.1%)	(2,137)	(1.0%)
Other	(49)	(0.1%)	(1,040)	(0.5%)	(665)	(0.3%)
United Kingdom
Foreign rate differential	(1,789)	(2.3%)	—	—%	—	—%
Top up payment	9,705	12.5%	—	—%	—	—%
Other	113	0.1%	—	—%	—	—%
Canada	880	1.1%	643	0.3%	1,922	0.9%
Other foreign jurisdictions	2,777	3.6%	3,317	1.4%	2,129	1.0%
Effect of cross-border tax laws:
FDII	(1,006)	(1.3%)	(1,084)	(0.5%)	(246)	0.1%
Other	(34)	—%	—	—%	—	—%
Nontaxable or nondeductible items:
Share-based compensation	1,478	1.9%	1,413	0.6%	(3,821)	(1.7%)
Transaction costs	1,014	1.3%	—	—%	—	—%
Other	957	1.2%	1,483	0.6%	461	0.2%
Changes in unrecognized tax benefits
Other adjustments:
Other	(730)	(0.9%)	(647)	(0.3%)	(941)	(0.4%)
Provision for income taxes and effective tax rate	$28,662	36.9%	$54,575	23.7%	$46,639	21.1%
The changes between the Company’s effective tax rate for the years ended December 31, 2025 and 2024 were primarily due to non-deductible expenses related to the acquisition of the Kurt Geiger business. The changes between the Company’s effective tax rate for the years ended December 31, 2024, and 2023, were due to lower tax benefits related to equity-based awards and in pre-tax income in jurisdictions with higher tax rates.
The Company's effective tax rate includes the effects of state and local income taxes, net of the federal income tax benefit, which are primarily attributable to California and New York, where the Company has significant business activities. These states have higher effective tax rates compared to other jurisdictions where the Company operates, and together, they account for more than half of the Company's total state tax expense.
The following summarizes the Company's income taxes paid (net of refunds received) for the years presented below:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Federal	$20,917	$23,564	$20,780
State and local	5,602	3,676	4,027
Foreign	19,799	23,906	20,718
Income taxes paid (net of refunds received)	$46,318	$51,146	$45,525

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following summarizes the jurisdictions that exceeded 5% of the Company's total income taxes paid (net of refunds) for the years presented below:

	Years Ended December 31,
(in thousands)	2025	2024	2023
State
California	$3,124	*	*
Foreign
Hong Kong	$7,195	$11,050	$8,292
Mexico	*	$4,994	$4,672
Canada	*	*	$3,213
Netherlands	$2,432	*	$2,404
South Africa	$3,765	$4,203	*
United Kingdom	$3,633	*	*
* Jurisdiction below the threshold for the period presented.
The components of deferred tax assets and liabilities were as follows:

	As of December 31,
(in thousands)	2025	2024
Deferred tax assets
Receivable allowances	$8,585	$8,073
Inventory	12,096	7,748
Accrued expenses	7,437	484
Deferred compensation	6,199	5,858
Net operating loss carryforwards	8,531	4,208
Lease liability	60,295	34,706
Other	4,318	2,435
Gross deferred tax assets before valuation allowance	107,461	63,512
Less: valuation allowance	3,459	3,051
Gross deferred tax assets after valuation allowance	104,002	60,461

Deferred tax liabilities
Depreciation and amortization	(26,104)	(22,547)
Unremitted earnings of foreign subsidiaries	(3,208)	(3,041)
Right-of-use asset	(56,100)	(31,234)
Amortization of goodwill	(7,747)	(7,655)
Indefinite-lived intangibles	(43,765)	—
Gross deferred tax liabilities	(136,924)	(64,477)

Net deferred tax liabilities	$(32,922)	$(4,016)
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company’s increase in valuation allowance of $408 is due to an increase of net operating loss deferred tax assets in various foreign subsidiaries, which resulted in an aggregate valuation allowance of $3,459 for the year ended December 31, 2025.
A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Beginning Balance	$—	$238	$1,145
Additions for tax positions of prior years	761	—	—
Reductions for tax positions of prior years	—	(238)	(907)
Ending Balance	$761	$—	$238
For the years ended December 31, 2025 and 2023 the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $761 and $238, in the aggregate, respectively. There were no unrecognized tax benefits that, if recognized, would affect the tax rate in 2024. The Company recognizes interest and penalties, if any, related to uncertain income tax positions in income tax expense. Accrued interest and penalties on unrecognized tax benefits and interest and penalty expense are immaterial to the consolidated financial statements for all periods presented. It is reasonably possible that the unrecognized tax benefits will decrease in the next twelve months.
The Company’s consolidated financial statements provide for any related tax liability on amounts that may be repatriated from foreign operations, aside from undistributed earnings of certain of the Company’s foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. The deferred tax liability of $3,208 as of December 31, 2025 reflects the withholding tax on amounts that may be repatriated from foreign operations.
The Company files income tax returns in the U.S. for federal, state, and local purposes, and in certain foreign jurisdictions. The Company's tax years for 2022 through 2024 remain open to examination by most taxing authorities.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which contains certain revisions to the Internal Revenue Code, including a 15% corporate minimum income tax for tax years beginning after December 31, 2022. While the 15% corporate minimum income tax has no effect on the Company’s results of operations in the near term, the Company will continue to evaluate its impact on future years. The IRA also assesses a 1% excise tax on repurchases of corporate stock which impacts the Company’s stock repurchases effective January 1, 2023. The excise tax recorded as an incremental cost in treasury stock on the Company's Consolidated Balance Sheets was $0 and $752 for the years ended December 31, 2025 and 2024, respectively.
The Organization for Economic Cooperation and Development (“OECD”) has implemented the global minimum tax rate of at least 15% for large multinational companies as of 2024 (“Pillar Two”). Under Pillar Two, a top-up tax will be required for any jurisdiction that has enacted Pillar Two and whose effective tax rate falls below the 15% global minimum rate. Additionally, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the global minimum tax under Pillar Two. Under the safe harbor, companies would be excluded from Pillar Two requirements provided certain criteria are met. Based on the Company's analysis, the enactment of Pillar Two legislation does not have a material effect on the Company’s financial position. The Company will continue to monitor and reflect the impact of such legislative changes in future periods, as appropriate.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which includes a broad range of tax reform provisions as well as the extension of certain Tax Cuts and Job Act provisions that were set to expire. We have accounted for the OBBBA tax law changes, which did not have a material impact on our effective tax rate in 2025.
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
policy, management will disclose the amount or range of reasonably possible losses that exceed recorded amounts or expected cash flows.
Letters of Credit
As of December 31, 2025, the Company had $503 in letters of credit outstanding unrelated to the Company's Credit Agreement.
Employee Agreements
The Company has employment agreements with certain executives in the normal course of business which provide compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.
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
Future minimum royalty and advertising payments under all of the Company's license agreements are $6,000 for 2026. Royalty expenses are recognized in cost of sales in the Company's Consolidated Statements of Operations.
Other Commitments
Other off-balance sheet commitments amounted to $387,158 as of December 31, 2025, including inventory purchase commitments of $334,641, and employment commitments of $52,517.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivables from trade customers.
The Company maintains cash and cash equivalents with various major financial institutions. Cash balances may at times exceed federally insured limits. The Company monitors the creditworthiness of these institutions and has not experienced any losses related to such balances.
The Company sells its wholesale merchandise primarily to major department stores, specialty stores, and e-commerce platforms, and extends credit based on an evaluation of each customer's financial capacity and condition. Credit risk with respect to accounts receivables is mitigated through factoring arrangements with third-party financial institutions that generally assume credit risk of credit-approved receivables, subject to the terms of the respective agreements. While these arrangements reduce exposure to credit losses, the Company may retain certain risks, including those related to receivable eligibility.
As of December 31, 2025, approximately 29.5% of the Company’s total accounts receivable balance was attributable to two customers. As of December 31, 2024, approximately 53.0% of the Company’s total accounts receivable balance was attributable to three customers. As of December 31, 2023, approximately 41.2% of the Company’s total accounts receivable balance was attributable to three customers. See Note 17 – Factoring Agreements for further information.
Sales with Major Customers
For the year ended December 31, 2025, the Company had no customer who accounted for more than 10% of total revenue. For the year ended December 31, 2024, the Company had one customer who accounted for 11.8% of total revenue. For the year ended December 31, 2023, the Company did not have any customers who accounted for more than 10% of total revenue. Revenues attributable to these customers were reported within the Wholesale Footwear and Wholesale Accessories/Apparel segments.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Supplier Concentration
The Company sources its products primarily through arrangements with independent third-party manufacturers. During the years ended December 31, 2025, 2024, and 2023, the Company did not have any significant purchase concentrations with any individual supplier.
A substantial portion of the Company’s product purchases is sourced from vendors located in Asia. Total product purchases from vendors located in China for the years ended December 31, 2025, 2024, and 2023, were 56.1%, 76.6%, and 78.7%, respectively. Total product purchases from vendors located in Cambodia for the years ended December 31, 2025, 2024, and 2023, were 24.6%, 13.8%, and 9.9%, respectively.
The Company’s sourcing activities are subject to risks associated with international trade, including changes in tariffs, trade policies, and regional economic conditions. Management monitors its supplier and geographic exposures and periodically evaluates opportunities to diversify sourcing. For further discussion of related risks, see Item 1A. “Risk Factors.”
Note 16 – Credit Agreement
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
The Credit Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including the requirements that the borrowers not permit (i) the Total Net Leverage Ratio as of the end of any fiscal quarter to be greater than 3.00 to 1.00 and (ii) the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) as of the end of any fiscal quarter to be less than 1.25 to 1.00. As of December 31, 2025, all financial covenants associated with the Credit Agreement were within the prescribed thresholds.
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
During the year ended December 31, 2025, the Company incurred total debt issuance costs of $8,954 in connection with the Credit Agreement, including $6,716 allocated to the term loan facility and $2,238 allocated to the revolving credit facility. Debt issuance costs associated with the term loan are presented as a direct reduction from the carrying amount of the related facility within long-term debt on the Company’s Consolidated Balance Sheets and are amortized to interest expense using the effective interest method. Debt issuance costs associated with the revolving credit facility are presented within deposits and other on the Company’s Consolidated Balance Sheets and are amortized to interest expense on straight-line basis over the five-year term of the facility. The remaining unamortized debt issuance costs under each facility on the Company’s Consolidated Balance Sheets are summarized in the tables below. During the year ended December 31, 2025, $1,176 related to the amortization of debt issuance costs was included in interest expense in the Company’s Consolidated Statements of Operations. As of December 31, 2025, the Company had $2,200 in letters of credit outstanding related to the Company's revolver.
Term Loan Facility
The following table presents details of the term loan facility as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Long-term debt – noncurrent portion
Gross carrying amount of term loan	$240,000	$—
Less: unamortized debt issuance costs	5,834	—
Long-term debt	$234,166	$—
Revolving Credit Facility
The following table presents details of the revolving credit facility as of December 31, 2025 and 2024:

	Balance Sheet Classification	December 31, 2025	December 31, 2024
Outstanding borrowings	Long-term debt	$—	$—
Unamortized debt issuance costs	Deposits and other	1,945	—
Future Maturities of Long-term Debt
The following table presents the future maturities related to our long-term debt as of December 31, 2025:

2026	$—
2027	—
2028	—
2029	—
2030	240,000
$240,000

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 17 – Factoring Agreements
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
Note 18 – Operating Segment Information
The Company has determined its reportable operating segments based on the internal management structure used by the Company’s Chief Operating Decision Maker (or “CODM”), who is its Chief Executive Officer, to evaluate performance and allocate resources. This structure organizes the business into distinct categories based on product types and sales channels. The Company’s reportable operating segments consist of the following:
•Wholesale Footwear. This segment designs, sources, and markets our brands and sells our products, consisting of footwear, to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, the United Kingdom, Europe, Canada, Mexico, and through our joint ventures and international distributor network.
•Wholesale Accessories/Apparel. This segment designs, sources, and markets our brands and sells our products, primarily consisting of handbags and apparel, to department stores, mass merchants, off-price retailers, online retailers, specialty retailers, independent stores, and clubs throughout the United States, the United Kingdom, Europe, Canada, Mexico, and through our joint ventures and international distributor network.
•Direct-to-Consumer. This segment engages in the sale of footwear, handbags, apparel, and other accessories through Steve Madden, Kurt Geiger London, Dolce Vita, and Carvela full-price retail stores, Steve Madden, Kurt Geiger London, and Carvela outlet stores, directly-operated e-commerce platforms, directly-operated concessions in international markets, and also operates third-party concessions in luxury and premium department stores primarily in the UK. We operate retail locations in regional malls and shopping centers, as well as high streets in various cities across the United States, the United Kingdom, Europe, Canada, and Mexico, as well as through our joint ventures in international markets.
•Licensing. This segment engages in the licensing of the Steve Madden®, Betsey Johnson® and Kurt Geiger® trademarks for use in the sale of select apparel, accessories, and home categories as well as various other non-core products.
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following tables set forth information related to the Company's segments:

(in thousands)	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to- Consumer	Licensing	Total(1)
For the Year Ended December 31, 2025
Total revenue	$1,035,190	$640,662	$845,666	$12,591	$2,534,109
Less: Cost of sales(2)	688,620	444,430	351,590	—	1,484,640
Gross profit	346,570	196,232	494,076	12,591	1,049,469
Less: Change in valuation of contingent payment liability(2)	(259)	(4,415)	(906)	—	(5,580)
Less: Impairment of intangibles(2)	—	6,300	—	—	6,300
Less: Salaries and related expense(2)	75,063	57,957	119,714	1,003	253,737
Less: Other segment items(3)	117,181	79,226	409,664	973	607,044
Income/(loss) from operations	$154,585	$57,164	$(34,396)	$10,615	$187,968
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

(in thousands)	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to- Consumer	Licensing	Total(1)
For the Year Ended December 31, 2024
Total revenue	$1,059,440	$662,673	$550,153	$10,661	$2,282,927
Less: Cost of sales(2)	692,839	449,676	203,480	—	1,345,995
Gross profit	366,601	212,997	346,673	10,661	936,932
Less: Change in valuation of contingent payment liability(2)	—	2,722	—	—	2,722
Less: Impairment of intangibles(2)	—	8,635	1,700	—	10,335
Less: Salaries and related expense(2)	70,727	53,074	74,910	1,221	199,932
Less: Other segment items(3)	104,662	58,132	239,093	379	402,266
Income from operations	$191,212	$90,434	$30,970	$9,061	$321,677
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

(in thousands)	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to- Consumer	Licensing	Total(1)
For the Year Ended December 31, 2023
Total revenue	$1,048,448	$416,532	$506,494	$10,108	$1,981,582
Less: Cost of sales(2)	677,817	281,364	189,987	—	1,149,168
Gross profit	370,631	135,168	316,507	10,108	832,414
Less: Impairment of intangibles(2)	—	—	6,502	—	6,502
Less: Salaries and related expense(2)	65,135	33,312	69,324	1,193	168,964
Less: Other segment items(3)	100,546	40,428	210,521	488	351,983
Income from operations	$204,950	$61,428	$30,160	$8,427	$304,965
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table reconciles total segment income from operations to income before provision for income taxes:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Total segment income from operations	$187,968	$321,677	$304,965
Corporate costs	(107,197)	(96,738)	(91,743)
Gain on derivative	9,252	—	—
Interest and other (expense) / income - net	(12,343)	5,538	7,392
Income before provision for income taxes	$77,680	$230,477	$220,614
The following table presents capital expenditures by segment:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Wholesale Footwear	$3,862	$3,146	$2,790
Wholesale Accessories/Apparel	2,218	212	141
Direct-to-Consumer	32,588	19,188	12,061
Corporate(1)	3,990	3,365	4,478
Total	$42,658	$25,911	$19,470
(1) Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services.
The following table presents depreciation and amortization by segment:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Wholesale Footwear	$2,182	$2,934	$2,452
Wholesale Accessories/Apparel	2,313	4,465	2,569
Direct-to-Consumer	18,873	6,953	4,590
Corporate(1)	10,069	5,658	5,890
Total	$33,437	$20,010	$15,501
(1) Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services.
The following table summarizes revenues by geographic area:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Domestic(1)	$1,678,075	$1,858,725	$1,601,098
International	856,034	424,202	380,484
Total	$2,534,109	$2,282,927	$1,981,582
(1) Includes revenues of $299,224, $331,939, and $272,794, respectively, for the years ended 2025, 2024, and 2023, respectively, related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by the Company's international entities.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2025
Markdown, chargeback, co-op advertising allowances, and return reserves	$33,923	$64,658	$(62,361)	$36,220
Allowance for doubtful accounts	$4,670	$6,885	$(4,440)	$7,115
Deferred tax asset valuation allowance	$3,051	$408	$—	$3,459
Year ended December 31, 2024
Markdown, chargeback, co-op advertising allowances, and return reserves	$31,299	$59,626	$(57,002)	$33,923
Allowance for doubtful accounts	$4,828	$4,492	$(4,650)	$4,670
Deferred tax asset valuation allowance	$3,715	$1,142	$(1,806)	$3,051
Year ended December 31, 2023
Markdown, chargeback, co-op advertising allowances, and return reserves	$25,687	$62,534	$(56,922)	$31,299
Allowance for doubtful accounts	$7,721	$3,557	$(6,450)	$4,828
Deferred tax asset valuation allowance	$3,948	$432	$(665)	$3,715
Note 20 – Subsequent Events
On February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the International Emergency Economic Powers Act (IEEPA). Following the Supreme Court decision, the U.S. Administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974, subject to certain carveouts. It is unclear, as of the filing date, what impact these decisions will have on our future financial results, including whether we will be able to obtain refunds of amounts previously paid for the IEEPA tariffs or any fluctuations of the level of replacement tariffs imposed or the addition of any new tariffs through other means.