Form 10-Q
period 2026-03-31
STEVEN MADDEN, LTD.
filed 2026-05-08
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
Yes  ☐   No ☒

As of May 5, 2026, there were 73,085,436 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025	March 31, 2025
(in thousands, except par value)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,157	$112,423	$144,762
Short-term investments	—	—	2,480
Accounts receivable, net of allowances of $5,849, $7,115 and $4,131	97,098	91,854	70,830
Factor accounts receivable	346,497	311,563	387,706
Inventories	379,369	417,016	238,641
Prepaid expenses and other current assets	139,553	46,759	34,908
Income tax receivable and prepaid income taxes	9,252	21,084	6,686
Total current assets	1,048,926	1,000,699	886,013
Property and equipment, net	112,342	115,802	65,853
Operating lease right-of-use asset	237,305	235,855	152,689
Deposits and other	22,791	22,764	22,040
Deferred tax assets	3,220	3,220	610
Goodwill	254,154	254,518	187,441
Intangibles, net	276,222	281,419	112,555
Total Assets	$1,954,960	$1,914,277	$1,427,201
LIABILITIES
Current liabilities:
Accounts payable	$195,725	$197,247	$217,192
Accrued expenses and other current liabilities	193,664	258,794	110,327
Operating leases – current portion	61,892	58,827	45,526
Income taxes payable	13,192	4,488	18,855
Accrued incentive compensation	6,921	6,351	2,654
Total current liabilities	471,394	525,707	394,554
Contingent payment liability – long-term portion	15,265	14,880	3,070
Operating leases – long-term portion	191,929	193,145	120,730
Long-term debt	286,497	234,166	—
Deferred tax liabilities	36,329	36,142	5,067
Other liabilities	6,298	6,255	104
Total Liabilities	1,007,712	1,010,295	523,525
Commitments, contingencies, and other (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock – $0.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $0.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $0.0001 par value, 245,000 shares authorized,138,916, 138,341 and 137,867 shares issued, 73,062, 72,674 and 72,575 shares outstanding	7	7	7
Additional paid-in capital	660,886	653,607	621,536
Retained earnings	1,828,082	1,771,550	1,813,088
Accumulated other comprehensive loss	(39,145)	(29,465)	(45,288)
Treasury stock – 65,854, 65,667 and 65,292 shares at cost	(1,536,678)	(1,529,311)	(1,513,999)
Total Steven Madden, Ltd. stockholders’ equity	913,152	866,388	875,344
Noncontrolling interest	34,096	37,594	28,332
Total stockholders’ equity	947,248	903,982	903,676
Total Liabilities and Stockholders’ Equity	$1,954,960	$1,914,277	$1,427,201

See accompanying notes to Condensed Consolidated Financial Statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Net sales	$649,660	$551,382
Licensing fee income	3,436	2,152
Total revenue	653,096	553,534
Cost of sales (exclusive of depreciation and amortization)	295,676	327,267
Gross profit	357,420	226,267
Operating expenses	258,293	177,263
Change in valuation of contingent payment liability	385	(4,495)
Income from operations	98,742	53,499
Interest and other (expense) / income – net	(3,605)	829
Income before provision for income taxes	95,137	54,328
Provision for income taxes	23,494	13,068
Net income	71,643	41,260
Less: net (loss) / income attributable to noncontrolling interest	(179)	837
Net income attributable to Steven Madden, Ltd.	$71,822	$40,423

Basic net income per share	$1.01	$0.57

Diluted net income per share	$1.00	$0.57

Basic weighted average common shares outstanding	71,163	70,773
Effect of dilutive securities – options/restricted stock	713	282
Diluted weighted average common shares outstanding	71,876	71,055

Cash dividends declared per common share	$0.21	$0.21

See accompanying notes to Condensed Consolidated Financial Statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31, 2026
(in thousands)	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$71,643
Other comprehensive (loss) / income:
Foreign currency translation adjustment	$(11,130)	$—	(11,130)
Income on cash flow hedging derivatives	1,500	(445)	1,055
Total other comprehensive loss	$(9,630)	$(445)	(10,075)

Comprehensive income			61,568
Less: comprehensive loss attributable to noncontrolling interests			(574)
Comprehensive income attributable to Steven Madden, Ltd.			$62,142

	Three Months Ended March 31, 2025
(in thousands)	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$41,260
Other comprehensive income:
Foreign currency translation adjustment	$488	$—	488
Income on cash flow hedging derivatives	3,475	(810)	2,665
Total other comprehensive income	$3,963	$(810)	3,153

Comprehensive income			44,413
Less: comprehensive income attributable to noncontrolling interests			987
Comprehensive income attributable to Steven Madden, Ltd.			$43,426

See accompanying notes to Condensed Consolidated Financial Statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2025	72,674	$7	$653,607	$1,771,550	$(29,465)	65,667	$(1,529,311)	$37,594	$903,982
Common stock repurchased and net settlements of restricted stock awards	(187)	—	—	—	—	187	(7,367)	—	(7,367)
Issuance of restricted stock, net of forfeitures	575	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	7,279	—	—	—	—	—	7,279
Foreign currency translation adjustment	—	—	—	—	(10,735)	—	—	(395)	(11,130)
Cash flow hedge (net of tax expense of $445)	—	—	—	—	1,055	—	—	—	1,055
Dividends on common stock ($0.21 per share)	—	—	—	(15,290)	—	—	—	—	(15,290)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(2,924)	(2,924)
Net income / (loss)	—	—	—	71,822	—	—	—	(179)	71,643
Balance - March 31, 2026	73,062	$7	$660,886	$1,828,082	$(39,145)	65,854	$(1,536,678)	$34,096	$947,248

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance - December 31, 2024	72,157	$7	$614,381	$1,787,851	$(48,291)	65,091	$(1,506,229)	$28,278	$875,997
Common stock repurchased and net settlements of restricted stock awards	(201)	—	—	—	—	201	(7,770)	—	(7,770)
Issuance of restricted stock, net of forfeitures	619	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	7,155	—	—	—	—	—	7,155
Foreign currency translation adjustment	—	—	—	—	338	—	—	150	488
Cash flow hedge (net of tax expense of $810)	—	—	—	—	2,665	—	—	—	2,665
Dividends on common stock ($0.21 per share)	—	—	—	(15,186)	—	—	—	—	(15,186)
Investment of noncontrolling interest	—	—	—	—	—	—	—	2,013	2,013
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	(2,946)	(2,946)
Net income	—	—	—	40,423	—	—	—	837	41,260
Balance - March 31, 2025	72,575	$7	$621,536	$1,813,088	$(45,288)	65,292	$(1,513,999)	$28,332	$903,676

See accompanying notes to Condensed Consolidated Financial Statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$71,643	$41,260
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	7,279	7,155
Depreciation and amortization	9,358	5,253
Amortization of debt issuance costs	441	—
Loss on disposal of fixed assets	100	1
Deferred taxes	32	441
Change in valuation of contingent payment liability	385	(4,495)
Other operating activities	100	(843)
Changes, net of acquisitions, in:
Accounts receivable	(6,448)	(23,229)
Factor accounts receivable	(35,574)	(38,988)
Inventories	34,266	23,866
Prepaid expenses, income tax receivables, prepaid taxes, and other assets	(83,431)	3,069
Accounts payable, accrued expenses, and other current liabilities	(55,335)	(15,357)
Accrued incentive compensation	595	(12,419)
Leases and other liabilities	1,252	(4,546)
Net cash used in operating activities	(55,337)	(18,832)

Cash flows from investing activities:
Capital expenditures	(5,901)	(9,847)
Maturity / sale of short-term investments	—	11,038
Other investing activities	—	(2,196)
Net cash used in investing activities	(5,901)	(1,005)

Cash flows from financing activities:
Common stock repurchased and net settlements of stock awards	(7,367)	(7,770)
Borrowings under credit facilities	94,000	—
Repayments under credit facilities	(42,000)	—
Cash dividends paid on common stock	(15,290)	(15,186)
Distribution of noncontrolling interest	(2,924)	(2,946)
Net cash provided by / (used in) financing activities	26,419	(25,902)
Effect of exchange rate changes on cash and cash equivalents	(447)	577
Net decrease in cash and cash equivalents	(35,266)	(45,162)
Cash and cash equivalents – beginning of period	112,423	189,924
Cash and cash equivalents – end of period	$77,157	$144,762

See accompanying notes to Condensed Consolidated Financial Statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2026
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
In the opinion of management, these statements include all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year.
These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2025 included in the Annual Report of Steven Madden, Ltd. on Form 10-K filed with the SEC on March 2, 2026.
All references in this Quarterly Report to “we,” “our,” “us,” and the “Company” refer to Steven Madden, Ltd. and its subsidiaries, unless the context indicates otherwise.
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
Significant areas involving management estimates include inventory valuation, goodwill and other intangible assets valuation, assets acquired and liabilities assumed in business combinations, and variable consideration related to revenue recognition, including chargebacks, markdown allowances, discounts, returns, and compliance-related deductions. The Company estimates variable consideration by analyzing several performance indicators for its major customers, including retailers’ inventory levels, sell-through rates, and gross margin levels. Management continuously evaluates these factors in estimating anticipated chargebacks and allowances.
Note 3 – Acquisitions and Joint Ventures
Acquisitions
Acquisition of Kurt Geiger
On May 6, 2025 (the “Acquisition Date”), the Company, through its wholly owned subsidiary, SML UK Holding Ltd, completed the acquisition of the entire issued share capital of Mercury Acquisitions Topco Limited (“MATL”) for an aggregate purchase price of $403,348, which includes cash consideration of $390,453 paid at closing and $12,895 of contingent consideration. The equity interests of MATL were previously held by various institutional shareholders, including the Fifth Cinven Fund, Bain & Company, Inc., and Squam Lake Investors X LP (BGPI), as well as certain management shareholders.
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
Since the Acquisition Date, the results of MATL have been allocated to the Company’s existing reportable segments (Wholesale Footwear, Wholesale Accessories/Apparel, Direct-to-Consumer, and Licensing) based on the sales channel and product category that generated the revenue.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2026
(in thousands except per share data)
Purchase Price Allocation
The acquisition was accounted for in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations ("ASC 805"). As such, we have applied acquisition accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their estimated acquisition-date fair values. The following table summarizes the Company’s allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the Acquisition Date. The Company expects to finalize the purchase price allocation during the measurement period, not to exceed one year from the Acquisition Date as permitted under ASC 805.

Balance Sheet Classification	Fair Value
Cash and cash equivalents	$18,899
Accounts receivable	31,644
Inventories	180,552
Operating lease right-of-use asset	75,825
Prepaid expenses and other current assets	8,777
Income tax receivable and prepaid income taxes	3,350
Property and equipment	39,320
Intangibles	176,867
Accounts payable	(32,868)
Accrued expenses	(47,079)
Income taxes payable	(761)
Operating leases – current portion	(8,603)
Operating leases – long-term portion	(68,251)
Deferred tax liabilities	(34,207)
Other liabilities	(5,655)
Total fair value excluding goodwill	337,810
Goodwill	65,538
Net assets acquired	$403,348
Goodwill
In connection with the Kurt Geiger acquisition, the Company recognized $65,538 of goodwill, which represents the excess of the purchase price over the fair values of the net assets acquired and liabilities assumed. Goodwill recognized as part of the acquisition is primarily attributable to expected synergies, the assembled workforce, the expansion of the Company’s international footprint, and opportunities to grow complementary product categories. The goodwill arising from this acquisition is not expected to be deductible for income tax purposes. The goodwill has been allocated to the Company’s Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer reporting units.
Pro Forma Financial Information
The following unaudited pro forma financial information for the three months ended March 31, 2026 and 2025 combines the historical results of Steven Madden, Ltd. and Mercury Acquisitions Topco Limited, assuming that the companies were combined as of January 1, 2025. The pro forma financial information includes various adjustments to reflect business combination accounting effects, including depreciation and amortization charges from acquired tangible and intangible assets, interest expense from the debt financing related to funding the acquisition, acquisition-related transaction costs, acquisition-related compensation costs, and tax-related effects. The pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2025, nor are they indicative of future operating results.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2026
(in thousands except per share data)

	Three Months Ended March 31,
	2026	2025
Total revenue	$653,096	$661,416
Net income(1)	$69,947	$(15,144)
(1) Supplemental pro forma net income for the three months ended March 31, 2025 was adjusted to include non-recurring items incurred in connection with the acquisition of Kurt Geiger as if the acquisition had taken place on January 1, 2025. These items included $38,819 of acquisition-related compensation cost, $10,726 of transaction costs, $11,616 of expense related to the fair value adjustment to acquisition-date inventory, and a gain of $7,058 related to the settlement of a foreign exchange forward contract.
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
Note 4 – Fair Value Measurements
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2026
(in thousands except per share data)
The Company’s financial assets and liabilities subject to fair value measurements as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026				December 31, 2025
	Fair value	Level 1	Level 2	Level 3	Fair value	Level 1	Level 2	Level 3
Assets:
Forward contracts	$818	$—	$818	$—	$302	$—	$302	$—
Total assets	$818	$—	$818	$—	$302	$—	$302	$—
Liabilities:
Contingent payment liabilities(1)(2)	$15,265	$—	$—	$15,265	$14,880	$—	$—	$14,880
Forward contracts	1,394	—	1,394	—	2,328	—	2,328	—
Total liabilities	$16,659	$—	$1,394	$15,265	$17,208	$—	$2,328	$14,880
(1) As of March 31, 2026, $15,265 was recorded in Contingent payment liability - long-term portion.
(2) As of December 31, 2025, $14,880 was recorded in Contingent payment liability - long-term portion.

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. Fair value of these instruments is based on observable market transactions of spot and forward rates. Refer to Note 11 – Derivative Instruments for further information.
The following table provides a reconciliation of the beginning and ending balances for the contingent payment liabilities included within Level 3 of the fair value hierarchy for the periods ended March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Balance at beginning of year	$14,880	$7,565
Adjustments(1)	385	(5,580)
Acquisitions	—	12,895
Balance at end of period	$15,265	$14,880
(1) In the 2026 and 2025 periods, amounts consisted of adjustments of $385 and $5,580 which were related to the change in valuation of the contingent payment liabilities in connection with the acquisitions of Kurt Geiger, Almost Famous, and ATM. The adjustments to Kurt Geiger were recorded in income from operations in the Condensed Consolidated Statements of Operations and allocated to the Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer segments. Adjustments to Almost Famous and ATM were recorded in income from operations in the Condensed Consolidated Statements of Operations for the Wholesale Accessories/Apparel segment.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2026
(in thousands except per share data)
As of March 31, 2026 and December 31, 2025, the fair value of the contingent payment liability related to the acquisition of Mercury Acquisitions Topco Limited was $11,600 in both periods. The fair value was based on a probability-weighted expected return method that considers the expected future payments. See Note 3 – Acquisitions and Joint Ventures for further information.
As of March 31, 2026 and December 31, 2025, the fair value of the contingent payment liability related to the acquisition of Almost Famous was $3,650 and $3,225, respectively. The fair value was determined using a Monte Carlo simulation model, which estimates the probability of various financial outcomes during the measurement period. The model utilized discount rates of 17.0% and 16.0% as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026 and December 31, 2025, the fair value of the contingent payment liability related to the acquisition of ATM was $15 and $55, respectively. The fair value was determined using a Monte Carlo simulation model, utilizing a discount rate of 11.8% and 11.4% as of March 31, 2026 and December 31, 2025, respectively.
The fair values of reporting units tested for goodwill and other intangibles are measured on a non-recurring basis and are determined using Level 3 inputs, including forecasted cash flows, discount rates, and implied royalty rates. Refer to Note 10 – Goodwill and Other Intangible Assets for further information.
The fair values of lease right-of-use assets and fixed assets related to company-owned retail stores are measured on a non-recurring basis and are determined using Level 3 inputs, including estimated discounted future cash flows associated with the assets using sales trends, market rents, and market participant assumptions. Refer to Note 5 – Leases for further information.
The carrying value of certain financial instruments such as cash equivalents, accounts receivable, factor accounts receivable, and accounts payable approximates their fair values due to the short-term nature of their underlying terms. Fair value of the notes receivable held by the Company approximates their carrying value based upon their imputed or actual interest rate, which approximates applicable current market interest rates. Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (non-recurring). These assets can include long-lived assets that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.
The carrying amount of the term loan facility, which bears interest at a variable rate, approximates fair value as the interest rate adjusts with changes in market conditions. The estimated fair value of the term loan was determined using Level 2 inputs based on current market interest rates and credit spreads for instruments with similar terms and maturities. Refer to Note 14 – Credit Agreement for further information.
Fair value measurements associated with assets acquired and liabilities assumed in business combinations are disclosed separately in Note 3 – Acquisitions and Joint Ventures. These measurements primarily utilize Level 3 inputs due to the use of significant unobservable assumptions, as described therein.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2026
(in thousands except per share data)
Note 5 – Leases
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
Some of the Company’s retail store leases include variable lease payments based on sales volumes at the leased location, which are not measurable at the inception of the lease and are therefore not included in the measurement of the right-of-use assets and lease liabilities. Under ASC Topic 842, these variable lease costs are expensed as incurred. The following table presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025:

	Balance Sheet Classification	March 31, 2026	December 31, 2025
Assets:
Noncurrent	Operating lease right-of-use asset	$237,305	$235,855

Liabilities:
Current	Operating leases – current portion	$61,892	$58,827
Noncurrent	Operating leases – long-term portion	191,929	193,145
Total operating lease liabilities		$253,821	$251,972

Weighted-average remaining lease term		5.5 years	5.6 years
Weighted-average discount rate		5.4%	5.4%
The following table presents the composition of lease costs during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$19,098	$13,443
Variable lease cost	158	256
Short-term lease cost	293	—
Less: sublease income	70	68
Total lease cost(1)	$19,479	$13,631
(1) Included in operating expenses in the Company's Condensed Consolidated Statements of Operations.
The following table presents supplemental cash and non-cash information related to the Company's operating leases during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases(1)	$19,609	$13,568
Noncash transactions
Right-of-use asset obtained in exchange for new operating lease liabilities	$20,283	$24,155
Right-of-use asset noncash lease expense(1)	$18,543	$11,161
(1) Included in leases and other liabilities in the Condensed Consolidated Statement of Cash Flows.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2026
(in thousands except per share data)
Future Minimum Lease Payments

The following table presents future minimum lease payments for each of the next five years and the total for the remaining years as of March 31, 2026:

2026 (remaining nine months)	$56,529
2027	61,716
2028	51,386
2029	34,705
2030	27,550
Thereafter	63,243
Total minimum lease payments	295,129
Less: imputed interest	41,308
Total lease liabilities	$253,821
Note 6 – Share Repurchase Program
The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions, the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On May 8, 2023, the Board of Directors approved an increase of approximately $189,900 in the Company's share repurchase authorization, bringing the total authorization to $250,000. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or as part of privately negotiated transactions at such prices and times that are determined to be in the best interests of the Company. During the three months ended March 31, 2026 and 2025, no shares of the Company's common stock were repurchased under the Share Repurchase Program. As of March 31, 2026, approximately $85,310 remained available for future repurchases under the Share Repurchase Program.
The Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (as further amended, the "2006 Plan"), which expired on April 6, 2019, and the Steven Madden, Ltd. 2019 Incentive Compensation Plan, as amended (the "2019 Plan"), both provide the Company with the right to deduct or withhold, or to require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding and/or option cost obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or a portion of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation and/or option cost. During the three months ended March 31, 2026 and 2025, an aggregate of 187 and 201 shares, respectively, were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements, at an average price per share of $39.39 and $38.58, respectively, for an aggregate purchase price of approximately $7,367 and $7,770, respectively.
Note 7 – Net Income Per Share of Common Stock
Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, and excludes unvested restricted common stock subject to forfeiture of 1,834 shares for the period ended March 31, 2026, compared to 1,743 shares for the period ended March 31, 2025.
Diluted net income per share reflects the potential dilution from: (a) the assumed exercise of outstanding in-the-money stock options, where the assumed proceeds – consisting of the exercise price and compensation cost not yet recognized for future services – are used to purchase shares of the Company’s common stock at the average market price during the period, in accordance with the treasury stock method; (b) the assumed vesting of nonvested restricted stock awards, where the assumed proceeds upon vesting are deemed to be the amount of compensation cost not yet recognized for future services, in accordance with the treasury stock method, to the extent dilutive; and (c) performance-based awards to the extent that the underlying performance conditions (i) have been satisfied as of the end of the reporting period; or (ii) would be considered satisfied if the end of the reporting period were the end of the related contingency period, and the result would be dilutive.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2026
(in thousands except per share data)

	Three Months Ended March 31,
(in thousands except per share data)	2026	2025

Net income attributable to Steven Madden, Ltd.	$71,822	$40,423

Basic net income per share	$1.01	$0.57
Diluted net income per share	$1.00	$0.57

Weighted average common shares outstanding:
Basic	71,163	70,773
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	713	282
Diluted	71,876	71,055

For the three months ended March 31, 2026 and 2025, options to purchase shares of common stock, in each period, were immaterial and have been excluded from the calculation of diluted net income per share as the result would have been anti-dilutive. For the three months ended March 31, 2026 and 2025, 34 and 95 shares of common stock, respectively, have been excluded from the calculation of diluted net income per share as the result would have been anti-dilutive.
The Company had certain contingently issuable performance-based awards outstanding that did not meet the performance conditions as of March 31, 2026 and 2025 and, therefore, were excluded from the calculation of diluted net income per common share for those periods. The number of potentially dilutive shares that could be issued upon vesting for these performance-based awards was immaterial as of both March 31, 2026 and 2025. Accordingly, these amounts were also excluded from the computation of weighted average potentially dilutive securities.
Note 8 – Income Taxes
The Company’s provision for income taxes for the three months ended March 31, 2026 and 2025 is based on the estimated annual effective tax rate, plus or minus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Income before provision for income taxes	$95,137	$54,328
Income tax expense	$23,494	$13,068
Effective tax rate	24.7%	24.1%

The changes between the Company’s effective tax rates of 24.7% and 24.1% for the three months ended March 31, 2026 and March 31, 2025, were primarily due to an increase in pre-tax income in jurisdictions with higher tax rates.
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
Note 9 – Equity-Based Compensation

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
The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan, and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

Common stock authorized	19,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(12,833)
Common stock available for grant of stock-based awards as of March 31, 2026	6,167
In addition, vested and unvested options to purchase 1 share of common stock and 67 shares of unvested restricted stock awarded under the 2006 Plan were outstanding as of March 31, 2026.
For the three months ended March 31, 2026 and 2025, the total share-based compensation costs were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Restricted stock	$5,852	$5,693
Stock options	404	658
Performance-based awards	1,023	804
Total	$7,279	$7,155
The Company calculates an estimated forfeiture rate annually based on historical forfeitures and expectations about future forfeitures. Equity-based compensation is included in operating expenses in the Company’s Condensed Consolidated Statements of Operations.
Stock Options
During the three months ended March 31, 2026 and 2025, there were no stock options exercised.
During the three months ended March 31, 2026, options to purchase 64 shares with a weighted average exercise price of $26.64 vested. During the three months ended March 31, 2025, no option to purchase shares vested. As of March 31, 2026,

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2026
(in thousands except per share data)
there were unvested options relating to 116 shares of common stock outstanding with a total of $582 of unrecognized compensation cost and an average vesting period of 1.6 years.
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
The following weighted average assumptions were used for stock options granted during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands except per share data)	2026	2025
Volatility	39.2%	33.6%
Risk free interest rate	3.5%	4.3%
Expected life in years	5.0	4.0
Dividend yield	2.3%	2.0%
Weighted average fair value	$11.35	$11.65
Activity relating to stock options granted under the Company’s plans during the three months ended March 31, 2026 was as follows:

(in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2026	1,159	$36.67
Granted	5	36.10
Outstanding at March 31, 2026	1,164	$36.67	2.4 years	$2,099
Exercisable at March 31, 2026	1,049	$37.57	1.9 years	$1,272
Activity relating to stock options granted under the Company’s plans during the three months ended March 31, 2025 was as follows:

(in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	1,268	$36.82
Granted	9	42.52
Outstanding at March 31, 2025	1,277	$36.86	2.5 years	$—
Exercisable at March 31, 2025	1,178	$36.50	2.3 years	$—

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2026
(in thousands except per share data)
Restricted Stock
The following table summarizes restricted stock activity during the three months ended March 31, 2026 and 2025:

	2026		2025
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1,	1,652	$36.16	1,543	$38.89
Granted	580	38.05	622	34.69
Vested	(393)	38.15	(419)	39.28
Forfeited	(5)	30.01	(3)	42.30
Outstanding at March 31,	1,834	$36.36	1,743	$37.29
As of March 31, 2026, the Company had $58,461 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average period of 3.6 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.
The fair values of the restricted stock that vested during the three months ended March 31, 2026 and 2025 were $14,984 and $16,466, respectively.
Performance-Based Awards
The Company issues performance-based awards to certain employees, which vest based on continued employment and the achievement of specified performance goals. In the first quarters of 2026 and 2025, the Company issued 127 and 150, performance shares (at target), respectively, with weighted average grant date fair values of $32.38 and $26.05, respectively. These awards are eligible to be earned over three-year performance periods from January 1, 2026 through December 31, 2028 and January 1, 2025 through December 31, 2027, respectively.
During the three months ended March 31, 2026 and 2025, the Company estimated the probable outcome of the performance conditions based on performance to date and determined that the performance shares would be earned at 177% and 185%, respectively, for the majority of awards. The related expense is included in the share-based compensation for performance-based awards.
As of March 31, 2026, there was $11,775 of total unrecognized compensation cost related to non-vested performance-based awards, which is expected to be recognized using the accelerated attribution method over a weighted-average period of 2.1 years.
No performance-based awards vested during the three months ended March 31, 2026 and 2025.
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
For the three months ended March 31, 2026, no compensation expense was recognized.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2026
(in thousands except per share data)
Note 10 – Goodwill and Other Intangible Assets
The following provides a rollforward of the carrying amount of goodwill by reporting unit for the period ended March 31, 2026:

	Wholesale Footwear	Wholesale Accessories/ Apparel	Direct-to-Consumer	Net Carrying Amount
Balance at January 1, 2026	$104,378	$82,213	$67,927	$254,518
Purchase accounting adjustment(1)	200	100	700	1,000
Translation	(323)	(126)	(915)	(1,364)
Balance at March 31, 2026	$104,255	$82,187	$67,712	$254,154
(1) During the first quarter of 2026, in connection with the Company's purchase price allocation for the acquisition of Mercury Acquisitions Topco Limited, the Company recognized a measurement period adjustment to goodwill of $1,000, of which $200 was allocated to the Wholesale Footwear, $100 was allocated to Wholesale Accessories/Apparel, and $700 was allocated to the Direct-to-Consumer segments. Refer to Note 3 – Acquisitions and Joint Ventures for further information.
The following table details identifiable intangible assets as of March 31, 2026:

	Estimated Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	10-20 years	$16,075	$(16,075)	$—
Customer relationships	10-20 years	111,784	(36,593)	75,191
Re-acquired rights	2 years	1,450	(1,450)	—
Total finite-lived other intangible assets		129,309	(54,118)	75,191
Re-acquired right	indefinite	25,060	—	25,060
Trademarks	indefinite	175,971	—	175,971
Total indefinite-lived other intangible assets		201,031	—	201,031
Total other intangible assets		$330,340	$(54,118)	$276,222
The following table details identifiable intangible assets as of December 31, 2025:

	Estimated Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	10-20 years	$16,075	$(16,075)	$—
Customer relationships(1)	10-20 years	112,744	(35,127)	77,617
Re-acquired right	2 years	1,450	(1,450)	—
Total finite-lived other intangible assets		130,269	(52,652)	77,617
Re-acquired right	indefinite	25,469	—	25,469
Trademarks(1)(2)	indefinite	178,333	—	178,333
Total indefinite-lived other intangible assets		203,802	—	203,802
Total other intangible assets		$334,071	$(52,652)	$281,419
(1) During the second quarter of 2025, the Company acquired trademarks of $126,286 and customer relationships of $50,581 in connection with its acquisition of Mercury Acquisitions Topco Limited. Refer to Note 3 – Acquisitions and Joint Ventures for further information.
(2) During the fourth quarter of 2025, the Company recognized a charge of $6,300 related to the impairment of a trademark.
The gross carrying amount and accumulated amortization of certain intangible assets as of March 31, 2026 and December 31, 2025, include the impact of impairment and changes in foreign currency exchange rates.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2026
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
Accordingly, no impairment charges were recorded during the three months ended March 31, 2026.
Finite-lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. During the three months ended March 31, 2026, no impairment charges were recorded related to the Company’s finite-lived intangible assets.
Amortization
The amortization of intangible assets for the three months ended March 31, 2026 and 2025 amounted to $1,670 and $1,010, and is included in operating expenses in the Company's Condensed Consolidated Statements of Operations. The estimated future amortization expense for intangibles as of March 31, 2026 was as follows:

2026 (remaining nine months)	$4,286
2027	5,464
2028	5,428
2029	5,334
2030	4,262
Thereafter	50,417
Total	$75,191
Note 11 – Derivative Instruments
The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The forward foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted inventory purchases and are designated as cash flow hedges.
The notional amounts of the Company’s outstanding derivative instruments as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$140,535	$113,473

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2026
(in thousands except per share data)
The fair value of the Company’s outstanding derivative instruments as of March 31, 2026 and December 31, 2025 were as follows:

	Balance Sheet Classification	March 31, 2026	December 31, 2025
Assets:
Forward contracts	Other current assets	$818	$302

Liabilities:
Forward contracts	Other current liabilities	$1,033	$2,328
Forward contracts	Other liabilities	$361	$—
The following table presents the pretax impact of gains from the Company's designated derivative instruments on its Condensed Consolidated Financial Statements for the periods ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,
	2026	2025
Cash flow hedges:
Foreign exchange contracts	$1,500	$3,475
As of March 31, 2026, the current maturity dates of the Company’s derivative instruments range from April 2026 to December 2027.
For the periods ended March 31, 2026 and 2025, the Company's hedging activities were deemed effective, with no ineffectiveness recognized in the Condensed Consolidated Statements of Operations. Gains and losses from these hedging activities are recorded in cost of sales in the Condensed Consolidated Statements of Operations.
Note 12 – Commitments, Contingencies, and Other
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
Letters of Credit
As of March 31, 2026, the Company had $504 in letters of credit outstanding unrelated to the Company's Credit Agreement.
Employee Agreements
The Company has employment agreements with certain executives in the normal course of business which provide compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2026
(in thousands except per share data)
Future Minimum Royalty and Advertising Payments
The Company has minimum commitments related to a license agreement. The agreement requires that the Company pay the licensor a royalty equal to a percentage of net revenues and a minimum royalty in the event that specified net sales targets are not achieved. In the first quarter of 2026, the Company entered into an amendment to extend the terms of this license agreement through December 31, 2031.
As of March 31, 2026, future minimum royalty and advertising payments under the license agreement were $34,500. Royalty expenses are recognized in cost of sales in the Company's Condensed Consolidated Statements of Operations.
IEEPA Tariff Refund
On February 20, 2026, the United States Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs, thereby invalidating certain IEEPA tariffs that had been in effect since February 2025. Subsequently, on March 4, 2026, the U.S. Court of International Trade (“CIT”) directed U.S. Customs and Border Protection (“CBP”) to liquidate or reliquidate applicable import entries without IEEPA tariffs and to refund amounts previously collected, including applicable interest. Pursuant to a court order from CIT, CBP developed and implemented a process to facilitate refunds through its Consolidated Administration and Processing of Entries (“CAPE”) system, which went live on April 20, 2026. The Company successfully submitted its refund claim on April 20, 2026.
Between February 2025 and February 2026, the Company paid CBP approximately $90,192 of IEEPA tariffs in connection with the importation of merchandise into the United States. Based on the Supreme Court ruling, the CIT order, communications from and actions taken by CBP regarding the refund process, and other available information, including offers from third-party financial institutions to acquire the Company’s tariff refund claim, the Company concluded that recovery of the IEEPA tariffs paid is probable and the amount is reasonably estimable in accordance with the cost recovery accounting guidance. Accordingly, as of March 31, 2026, the Company recognized a receivable for the amount of previously paid IEEPA tariffs that were deemed illegal, which is included within prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheets.
The accounting for the IEEPA tariff refund reflects the original treatment of the underlying tariff costs. For IEEPA tariffs associated with inventory that has been sold, the Company recognized a reduction in cost of sales in the Company's Condensed Consolidated Statements of Operations, including $55,090 related to inventory sold in prior periods. For IEEPA tariffs associated with inventory on hand as of March 31, 2026, the Company reduced the carrying amount of inventory.
Although the Company believes collection of the IEEPA tariffs is probable based on currently available information, the timing of cash receipts is dependent upon the execution of the refund process by U.S. Customs and Border Protection and the U.S. Treasury Department.
Interest associated with refunded IEEPA tariffs will be recognized in the Company’s Condensed Consolidated Statements of Operations in the period it is received.
Note 13 – Operating Segment Information
The Company has determined its reportable operating segments based on the internal management structure used by the Company’s Chief Operating Decision Maker (or “CODM”), who is its Chief Executive Officer, to evaluate performance and allocate resources. This structure organizes the business into distinct categories based on product types and sales channels. The Company’s reportable operating segments consist of the following:
•Wholesale Footwear. This segment designs, sources, and markets our brands and sells our products, consisting of footwear, to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, the United Kingdom, Europe, Canada, and Mexico, and through our joint ventures and international distributor network.
•Wholesale Accessories/Apparel. This segment designs, sources, and markets our brands and sells our products, primarily consisting of handbags and apparel, to department stores, mass merchants, off-price retailers, online retailers, specialty retailers, independent stores, and clubs throughout the United States, the United Kingdom, Europe, Canada, and Mexico, and through our joint ventures and international distributor network.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2026
(in thousands except per share data)
•Direct-to-Consumer. This segment engages in the sale of footwear, handbags, apparel, and other accessories through Steve Madden, Kurt Geiger London, Dolce Vita, and Carvela full-price retail stores, Steve Madden, Kurt Geiger London, and Carvela outlet stores, directly-operated e-commerce platforms, directly-operated concessions in international markets, and also operates third-party concessions in luxury and premium department stores primarily in the United Kingdom. We operate retail locations in regional malls and shopping centers, as well as high streets in various cities across the United States, the United Kingdom, Europe, Canada, and Mexico, as well as through our joint ventures in international markets.
•Licensing. This segment engages in the licensing of the Steve Madden®, Kurt Geiger®, and Betsey Johnson® trademarks for use in the sale of select apparel, accessories, and home categories as well as various other non-core products.
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
The Company’s CODM evaluates financial performance based primarily on gross profit and income from operations for each reportable operating segment. Gross profit is defined as revenue less cost of sales. Income from operations is defined as profit or loss from operations before interest and other income, net and income taxes. Gross profit is a key measure for assessing the efficiency of the segment in producing its products or services, focusing on the direct costs associated with production. Income from operations is a key measure for understanding the overall financial performance of each segment, taking into account both direct operational costs and indirect expenses. These measures are used together to evaluate segment performance and determine the appropriate allocation of resources to each segment.
The Company’s CODM does not evaluate the financial performance of each segment based on its respective assets or capital expenditures, and therefore, the Company does not report this information.
The following tables set forth information related to the Company's segments:

For the three months ended March 31, 2026 (in thousands)	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to-Consumer	Licensing	Total(1)
Total revenue	$278,866	$164,781	$206,013	$3,436	$653,096
Less: Cost of sales(2)	142,856	82,611	70,209	—	295,676
Gross profit	136,010	82,170	135,804	3,436	357,420
Less: Change in valuation of contingent payment liabilities(2)	—	385	—	—	385
Less: Salaries and related expense(2)	21,173	16,012	34,728	233	72,146
Less: Other segment items(3)	34,462	21,828	102,660	26	158,976
Income/(loss) from operations	$80,375	$43,945	$(1,584)	$3,177	$125,913
(1) There were no inter-segment revenue transactions during any of the periods presented, and therefore, total segment revenue represents consolidated revenue.
(2) The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(3) Other segment items in the Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer segments consist of the following: warehouse and shipping, advertising and promotion, occupancy, depreciation and amortization, and other miscellaneous costs. Other segment items in the Licensing segment consist of advertising and promotion and other miscellaneous costs.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2026
(in thousands except per share data)

For the three months ended March 31, 2025 (in thousands)	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to-Consumer	Licensing	Total(1)
Total revenue	$296,145	$143,173	$112,064	$2,152	$553,534
Less: Cost of sales(2)	187,454	95,124	44,689	—	327,267
Gross profit	108,691	48,049	67,375	2,152	226,267
Less: Change in valuation of contingent payment liability(2)	—	(4,495)	—	—	(4,495)
Less: Salaries and related expense(2)	16,917	13,118	17,857	272	48,164
Less: Other segment items(3)	28,686	17,014	55,746	55	101,501
Income/(loss) from operations	$63,088	$22,412	$(6,228)	$1,825	$81,097
(1) There were no inter-segment revenue transactions during any of the periods presented, and therefore, total segment revenue represents consolidated revenue.
(2) The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(3) Other segment items in the Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer segments consist of the following: warehouse and shipping, advertising and promotion, occupancy, depreciation and amortization, and other miscellaneous costs. Other segment items in the Licensing segment consist of advertising and promotion and other miscellaneous costs.
The following table reconciles total segment income from operations to income before provision for income taxes:

	Three Months Ended March 31,
(in thousands)	2026	2025
Total segment income from operations	$125,913	$81,097
Corporate costs	(27,171)	(27,598)
Interest and other (expense) / income – net	(3,605)	829
Income before provision for income taxes	$95,137	$54,328
The following table presents capital expenditures by segment:

	Three Months Ended March 31,
(in thousands)	2026	2025
Wholesale Footwear	$749	$1,371
Wholesale Accessories/Apparel	501	300
Direct-to-Consumer	4,184	5,658
Corporate(1)	467	2,518
Total	$5,901	$9,847
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2026
(in thousands except per share data)
The following table presents depreciation and amortization by segment:

	Three Months Ended March 31,
	2026	2025
Wholesale Footwear	$436	$656
Wholesale Accessories/Apparel	234	931
Direct-to-Consumer	6,082	2,355
Corporate(1)	2,606	1,311
Total	$9,358	$5,253
(1) Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services.
The following table summarizes revenues by geographic area:

	Three Months Ended March 31,
	2026	2025
Domestic (1)	$425,132	$450,731
International	227,964	102,803
Total	$653,096	$553,534
(1) Includes revenues of $57,152 and $85,280, respectively, for the three months ended March 31, 2026 and 2025 related to sales to U.S. customers where the title is transferred outside the U.S. and the sale is recorded by the Company's international entities.
Note 14 – Credit Agreement
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2026
(in thousands except per share data)
The Credit Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including the requirements that the borrowers not permit (i) the Total Net Leverage Ratio as of the end of any fiscal quarter to be greater than 3.00 to 1.00 and (ii) the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) as of the end of any fiscal quarter to be less than 1.25 to 1.00. As of March 31, 2026, all financial covenants associated with the Credit Agreement were within the prescribed thresholds.
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
During 2025, the Company incurred total debt issuance costs of $8,954 in connection with the Credit Agreement, including $6,716 allocated to the term loan facility and $2,238 allocated to the revolving credit facility. Debt issuance costs associated with the term loan are presented as a direct reduction from the carrying amount of the related facility within long-term debt on the Company’s Condensed Consolidated Balance Sheets and are amortized to interest expense using the effective interest method. Debt issuance costs associated with the revolving credit facility are presented within deposits and other on the Company’s Condensed Consolidated Balance Sheets and are amortized to interest expense on straight-line basis over the five-year term of the facility. The remaining unamortized debt issuance costs under each facility on the Company’s Condensed Consolidated Balance Sheets are summarized in the tables below. During the three months ended March 31, 2026, $441 related to the amortization of debt issuance costs was included in interest expense in the Company’s Condensed Consolidated Statements of Operations. As of March 31, 2026, the Company had $2,520 in letters of credit outstanding related to the Company's revolving credit facility.
Term Loan Facility
The following table presents details of the term loan facility as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Long-term debt – noncurrent portion
Gross carrying amount of term loan	$240,000	$240,000
Less: unamortized debt issuance costs	5,503	5,834
Long-term debt	$234,497	$234,166

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2026
(in thousands except per share data)
Revolving Credit Facility
The following table presents details of the revolving credit facility as of March 31, 2026 and December 31, 2025:

	Balance Sheet Classification	March 31, 2026	December 31, 2025
Outstanding borrowings	Long-term debt	$52,000	$—
Unamortized debt issuance costs	Deposits and other	1,834	1,945
Future Maturities of Long-term Debt
The following table presents the future maturities related to our long-term debt as of March 31, 2026:

2026 (remaining nine months)	$—
2027	—
2028	—
2029	—
2030	292,000
$292,000
Note 15 – Factoring Agreements
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
March 31, 2026
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
Note 16 – Recent Accounting Pronouncements
Adopted
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which introduces a practical expedient for estimating credit losses on current accounts receivable and contract assets. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. We adopted the guidance in the first quarter of 2026, on a prospective basis. The adoption did not have a material impact on our Condensed Consolidated Financial Statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40)," which requires disaggregation of certain expense captions into specified categories in disclosures. This new standard is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. Adoption of this ASU can be applied using either a prospective or a retrospective approach. The Company is currently evaluating the impact of ASU 2024-03. The Company does not expect that this ASU will have a material impact on its Condensed Consolidated Financial Statements, but it will require increased disclosures within the notes to its Condensed Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which removes references to project stages, and requires capitalization of software costs to begin when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the intended function. The ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Adoption of this ASU can be applied using either a prospective or a retrospective approach. The Company is currently evaluating the impact the adoption of the standard will have on its Condensed Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-07, "Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract," which (1) refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting and (2) provides clarification under Topic 606 related to share-based payments from a customer in a revenue contract. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. Adoption of this ASU can be applied using either a prospective or a retrospective approach. The Company is currently evaluating the impact the adoption of the standard will have on its Condensed Consolidated Financial Statements.
In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements," which includes amendments to more closely align hedge accounting with the economics of an entity’s risk management activities. This new standard is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. ASU 2025-09 should be applied prospectively. The Company is currently evaluating the impact the

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
March 31, 2026
(in thousands except per share data)
adoption of the standard will have on its Condensed Consolidated Financial Statements.
In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Adoption of this ASU can be applied using either a prospective or a retrospective approach. The Company is currently evaluating the impact the adoption of the standard will have on its Condensed Consolidated Financial Statements.
In December 2025, the FASB issued ASU No. 2025-12, "Codification Improvements." The ASU addresses 33 items in the Accounting Standards Codification with intent to clarify, correct errors, or make minor improvements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026, with early adoption permitted. The adoption method of this ASU may vary, on an issue-by-issue basis. The Company is currently evaluating the impact the adoption of the standard will have on its Condensed Consolidated Financial Statements.
The Company has considered all new accounting pronouncements and has concluded that there are no additional pronouncements that may have a material impact on its results of operations, financial condition, and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three months ended March 31, 2026 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
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
•the loss of a significant license;
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
These risks and uncertainties, along with the risk factors discussed under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and, in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025, should be considered in evaluating any forward-looking statements contained in this report. We do not undertake, and disclaim, any obligation to publicly update any forward-looking statement, including without limitation, any guidance regarding revenue or earnings, whether as a result of new information, future developments, or otherwise.
Business Overview
($ in thousands, except for store count and per share data)

Steven Madden, Ltd. and its subsidiaries design, source, and market fashion-forward branded and private label footwear, accessories, and apparel. We distribute our products through the wholesale channel to department stores, mass merchants, off-price retailers, shoe chains, online retailers, national chains, specialty retailers, independent stores, and clubs throughout the United States, the United Kingdom, Europe, Canada, and Mexico. Additionally, we operate in other international markets through our joint ventures in South Africa, the Middle East, Israel, Australia, various countries in Europe, Latin America, and certain countries in Asia, and through special distribution arrangements in various European countries, North Africa, South and Central America, and various countries within the Asia-Pacific region. We also distribute our products through our direct-to-consumer channel, which includes company-operated retail stores, third-party concessions in international markets, and e-commerce platforms, in the United States, the United Kingdom, Canada, Mexico, South Africa, the Middle East, Israel, various countries in Europe, Latin America, and the Asia-Pacific region.
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
•Direct-to-Consumer. This segment engages in the sale of footwear, handbags, apparel, and other accessories through Steve Madden, Kurt Geiger London, Dolce Vita, and Carvela full-price retail stores, Steve Madden, Kurt Geiger

London, and Carvela outlet stores, directly-operated e-commerce platforms, directly-operated concessions in international markets, and also operates third-party concessions in luxury and premium department stores primarily in the United Kingdom. We operate retail locations in regional malls and shopping centers, as well as high streets in various cities across the United States, the United Kingdom, Europe, Canada, and Mexico, as well as through our joint ventures in international markets.
•Licensing. This segment engages in the licensing of the Steve Madden®, Kurt Geiger®, and Betsey Johnson® trademarks for use in the sale of select apparel, accessories, and home categories as well as various other non-core products.
Corporate does not constitute a reportable segment and includes costs not directly attributable to the reportable operating segments. These expenses are primarily related to corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services.
Macroeconomic Conditions and Industry Trends
Our business operations – and the broader industry – continued to be influenced in the first quarter of 2026 by a dynamic and uncertain macroeconomic environment, requiring ongoing agility across our sourcing, supply chain, and go-to-market strategies.
During the first quarter of 2026, there were significant legal developments affecting certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). On February 20, 2026, the United States Supreme Court ruled that such tariffs were not authorized, and on March 4, 2026, the U.S. Court of International Trade directed U.S. Customs and Border Protection (“CBP”) to refund amounts previously collected, including applicable interest.

Following the Supreme Court ruling, the current administration implemented a new global 10% tariff under Section 122 of the Trade Act of 1974 and initiated additional trade actions, including investigations under Section 301 of the Trade Act of 1974, that may result in further tariffs. While the elimination of IEEPA tariffs is expected to have a favorable impact on gross margin, the imposition of additional tariffs, including those under Section 122 and potential measures arising from Section 301 actions, has partially offset and may continue to offset such benefits and could adversely affect our financial results.

Accordingly, the timing and magnitude of tariff-related impacts remain uncertain and will depend on future developments in global trade policy, including the imposition of new tariffs or changes to existing measures. With this evolving global trade environment, we have continued to maintain diversified sourcing strategies, selectively adjust pricing, and further emphasize cost management initiatives.

Interest rates in the United States and certain international markets have moderated from prior peaks, but remain elevated relative to historical levels, continuing to influence consumer borrowing costs and discretionary spending patterns. Consumer demand has shown mixed trends across channels and regions, reflecting ongoing sensitivity to pricing, inflationary pressures, and broader economic uncertainty. Foreign currency volatility and concerns around global economic growth have also continued to impact consumer sentiment.
Geopolitical developments remain an important backdrop. Ongoing conflicts in Ukraine and the Middle East, including heightened tensions involving Iran, as well as broader strategic tensions between the United States and China, have contributed to continued volatility and uncertainty in global markets. These conditions have affected, and may continue to affect, supply chains, trade flows, input costs, and global business operations.
At the same time, structural changes in the retail landscape continue to shape industry dynamics. Consumers increasingly favor omnichannel and direct-to-consumer shopping experiences, with heightened expectations around convenience, personalization, and digital engagement. These trends reinforce the importance of our continued investments in e-commerce capabilities, data analytics, and consumer experience. Wholesale partners have also remained focused on disciplined inventory management and cautious purchasing behavior in response to the ongoing macroeconomic uncertainty.

While the macroeconomic environment continues to evolve, some things remain the same, including our steadfast commitment to executing the following key strategic initiatives, which are aimed at driving long-term growth and creating shareholder value:
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
Dividends
On May 5, 2026, our Board of Directors approved a quarterly dividend of $0.21 per share payable on June 19, 2026 to stockholders of record as of the close of business on June 8, 2026.
Key Highlights
Total revenue for the quarter ended March 31, 2026 increased 18.0% to $653,096, compared to $553,534 in the same period of last year driven by the acquisition of Kurt Geiger. During the quarter ended March 31, 2026, we recorded a benefit of $55,090 to costs of sales related to the IEEPA tariff refund on goods imported into the United States and sold in 2025. Net income attributable to Steven Madden, Ltd. was $71,822 in the first quarter of 2026, compared to net income of $40,423 in the same period of last year. Our effective tax rate for the first quarter of 2026 was 24.7%, compared to 24.1% in the same period of last year. Diluted income per share was $1.00 per share on 71,876 diluted weighted average shares outstanding, compared to diluted earnings per share of $0.57 per share on 71,055 diluted weighted average shares outstanding in the first quarter of the prior year.
Our inventory turnover (calculated on a trailing four quarter average) for the quarter ended March 31, 2026 was 3.4 times, compared to 5.3 times at March 31, 2025. Excluding the Kurt Geiger business, our inventory turnover for the quarter ended March 31, 2026 was 4.7 times. Our total Company accounts receivable average collection days decreased to 62 days in the first quarter of 2026, compared to 73 days in the first quarter of 2025. As of March 31, 2026, we had $77,157 in cash and cash equivalents, and total stockholders’ equity of $947,248. Working capital was $577,532 as of March 31, 2026, compared to $491,459 as of March 31, 2025.
Amid a dynamic and uncertain operating environment, we remain focused on disciplined execution of our strategic priorities: delivering trend-right product, deepening connections with our consumers, expanding our international businesses, growing our non-footwear categories, expanding our direct-to-consumer business led by digital, strengthening our core U.S. wholesale business, and efficiently managing our inventory and expenses. At the same time, we are maintaining a strong focus on cost control and operational efficiency. We also remain committed to advancing our corporate social responsibility initiatives to create long-term value for our stakeholders, minimize the negative impacts on the environment, and maximize the positive impacts on our people and our communities.

Results of Operations

The following tables set forth information on operations for the periods indicated:

	Three Months Ended March 31,
(in thousands, except for number of stores)	2026		2025
CONSOLIDATED:
Net sales	$649,660	99.5%	$551,382	99.6%
Licensing income	3,436	0.5%	2,152	0.4%
Total revenue	653,096	100.0%	553,534	100.0%
Cost of sales (exclusive of depreciation and amortization)	295,676	45.3%	327,267	59.1%
Gross profit	357,420	54.7%	226,267	40.9%
Operating expenses	258,293	39.5%	177,263	32.0%
Change in valuation of contingent payment liability	385	0.1%	(4,495)	(0.8%)
Income from operations	98,742	15.1%	53,499	9.7%
Interest and other (expense) / income – net	(3,605)	(0.6%)	829	0.1%
Income before provision for income taxes	$95,137	14.6%	$54,328	9.8%
Income attributable to Steven Madden, Ltd.	$71,822	11.0%	$40,423	7.3%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total revenue	$278,866	100.0%	$296,145	100.0%
Cost of sales (exclusive of depreciation and amortization)	142,856	51.2%	187,454	63.3%
Gross profit	136,010	48.8%	108,691	36.7%
Operating expenses	55,635	20.0%	45,603	15.4%
Income from operations	$80,375	28.8%	$63,088	21.3%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total revenue	$164,781	100.0%	$143,173	100.0%
Cost of sales (exclusive of depreciation and amortization)	82,611	50.1%	95,124	66.4%
Gross profit	82,170	49.9%	48,049	33.6%
Operating expenses	37,840	23.0%	30,132	21.0%
Change in valuation of contingent payment liability	385	0.2%	(4,495)	(3.1%)
Income from operations	$43,945	26.7%	$22,412	15.7%

DIRECT-TO-CONSUMER SEGMENT:
Total revenue	$206,013	100.0%	$112,064	100.0%
Cost of sales (exclusive of depreciation and amortization)	70,209	34.1%	44,689	39.9%
Gross profit	135,804	65.9%	67,375	60.1%
Operating expenses	137,388	66.7%	73,603	65.7%
(Loss) from operations	$(1,584)	(0.8%)	$(6,228)	(5.6%)
Number of stores	395		319

LICENSING SEGMENT:
Licensing income	$3,436	100.0%	$2,152	100.0%
Gross profit	3,436	100.0%	2,152	100.0%
Operating expenses	259	7.5%	327	15.2%
Income from operations	$3,177	92.5%	$1,825	84.8%

CORPORATE:
Operating expenses	27,171	—%	$27,598	—%
Loss from operations	$(27,171)	—%	$(27,598)	—%

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Consolidated

Total revenue for the three months ended March 31, 2026 increased 18.0% to $653,096, compared to $553,534 in the comparable period in the prior year, due to incremental revenue from the acquisition of Kurt Geiger.
Gross profit for the three months ended March 31, 2026 was $357,420, or 54.7% of total revenue, compared to $226,267, or 40.9% of total revenue, in the comparable period in the prior year. The increase in gross profit as a percentage of total revenue was primarily driven by a benefit of $55,090 recognized in cost of sales related to the expected recovery of previously incurred IEEPA tariffs on inventory sold in the prior year, the addition of Kurt Geiger, higher average selling prices, and a lower penetration of the private label business. The comparable period in the prior year included a charge of $280 related to purchase accounting fair value adjustments of inventory from acquired businesses.

Operating expenses for the three months ended March 31, 2026 were $258,293, or 39.5% of total revenue, compared to $177,263, or 32.0% of total revenue, in the comparable period in the prior year. The increase in operating expenses as a percentage of total revenue was primarily attributable to the acquisition of Kurt Geiger, as well as higher incentive compensation and warehouse expenses. The current-year period also included charges of $1,163 related to certain severances and termination benefits, $840 related to legal costs as a result of litigation settlements and earnout-related litigations, and $261 related to acquisition costs and the formation of international joint ventures. The comparable period in the prior year included charges of $3,187 of acquisition costs and the formation of international joint ventures, $2,421 related to certain severances and termination benefits, and $1,188 related to legal costs as a result of litigation settlements.
In the three months ended March 31, 2026, we recorded an expense of $385 related to the change in valuation of contingent payment liabilities. In the comparable period in the prior year, we recorded a benefit of $4,495 related to the change in valuation of contingent payment liabilities.
Income from operations for the three months ended March 31, 2026 was $98,742, or 15.1% of total revenue, compared to $53,499, or 9.7% of total revenue, in the comparable period in the prior year. The effective tax rate for the three months ended March 31, 2026 was 24.7%, compared to 24.1% in the comparable period in the prior year. The difference between the Company’s effective tax rates was primarily due to an increase in pre-tax income in jurisdictions with higher tax rates.
Net income attributable to Steven Madden, Ltd. for the three months ended March 31, 2026 was $71,822, compared to $40,423 in the comparable period in the prior year.
Wholesale Footwear Segment

Revenue from the Wholesale Footwear segment for the three months ended March 31, 2026 was $278,866, or 42.7% of total revenue, compared to $296,145, or 53.5% of total revenue, in the comparable period in the prior year. The decrease of 5.8% was primarily driven by a decline in the private label business, partially offset by incremental revenue from the acquisition of Kurt Geiger.
Gross profit for the three months ended March 31, 2026 was $136,010, or 48.8% of Wholesale Footwear revenue, compared to $108,691, or 36.7% of Wholesale Footwear revenue, in the comparable period in the prior year. The increase in gross profit as a percentage of revenue was primarily driven by a benefit of $28,270 recognized in cost of sales related to the expected recovery of previously incurred IEEPA tariffs on inventory sold in the prior year, higher average selling prices, and a lower penetration of the private label business.
Operating expenses for the three months ended March 31, 2026 were $55,635, or 20.0% of Wholesale Footwear revenue, compared to $45,603, or 15.4% of Wholesale Footwear revenue, in the comparable period in the prior year. The increase in operating expenses as a percentage of Wholesale Footwear revenue primarily reflects higher incentive compensation and warehouse expenses, the deleveraging of operating expenses on a lower revenue base, and the acquisition of Kurt Geiger. The current-year period also included charges of $600 related to certain severances and termination benefits, and $35 related to acquisition costs and the formation of international joint ventures. The comparable period in the prior year included $644 related to certain severances and termination benefits, and $72 of acquisition costs related to the formation of international joint ventures.
Income from operations for the three months ended March 31, 2026 totaled $80,375, or 28.8% of Wholesale Footwear revenue, compared to $63,088, or 21.3% of Wholesale Footwear revenue, in the comparable period in the prior year.

Wholesale Accessories/Apparel Segment

Revenue from the Wholesale Accessories/Apparel segment for the three months ended March 31, 2026 was $164,781, or 25.2% of total revenue, compared to $143,173, or 25.9% of total revenue, in the comparable period in the prior year. The increase of 15.1% was due to incremental revenue from the acquisition of Kurt Geiger.
Gross profit for the three months ended March 31, 2026 was $82,170, or 49.9% of Wholesale Accessories/Apparel revenue, compared to $48,049, or 33.6% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year. The increase in gross profit as a percentage of revenue was primarily driven by a benefit of $16,185 recognized in cost of sales related to the expected recovery of previously incurred IEEPA tariffs on inventory sold in the prior year, higher average selling prices, a mix benefit from the addition of Kurt Geiger, and a lower penetration of the private label business. The comparable period in the prior year included a charge of $280 related to the purchase accounting fair value adjustments of inventory from acquired businesses.
Operating expenses for the three months ended March 31, 2026 were $37,840, or 23.0% of Wholesale Accessories/Apparel revenue, compared to $30,132, or 21.0% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year. The increase in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was primarily attributable to the acquisition of Kurt Geiger, as well as higher warehouse expenses and incentive compensation. The current-year period also included charges of $347 related to certain severances and termination benefits, and $308 related to legal costs as a result of earnout-related litigation. The comparable period in the prior year included charges of $743 related to certain severances and termination benefits, and $549 related to legal costs as a result of earnout-related litigation.
In the three months ended March 31, 2026, we recorded a charge of $385 related to the change in valuation of contingent payment liabilities. In the comparable period of 2025, we recorded a benefit of $4,495 related to the change in valuation of contingent payment liabilities.
Income from operations for the Wholesale Accessories/Apparel segment for the three months ended March 31, 2026 was $43,945, or 26.7% of Wholesale Accessories/Apparel revenue, compared to $22,412, or 15.7% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year.
Direct-to-Consumer Segment

Revenue from the Direct-to-Consumer segment for the three months ended March 31, 2026 was $206,013, or 31.5% of total revenue, compared to $112,064, or 20.2% of total revenue, in the comparable period in the prior year. The increase of 83.8% was driven by incremental revenue from the acquisition of Kurt Geiger and a strong performance of the Steve Madden full-price business in the United States. As of March 31, 2026, we operated 387 brick-and-mortar stores, eight e-commerce websites, and 162 concessions in international markets. This includes 73 company-operated brick-and-mortar retail stores, three e-commerce websites, and 65 concessions related to the Kurt Geiger business. As of March 31, 2025, we operated 314 brick-and-mortar stores, five e-commerce websites, and 61 concessions in international markets.
Gross profit for the three months ended March 31, 2026 was $135,804, or 65.9% of Direct-to-Consumer revenue, compared to $67,375, or 60.1% of Direct-to-Consumer revenue, in the comparable period in the prior year. The increase in gross profit as a percentage of revenue was primarily driven by a benefit of $10,635 recognized in cost of sales related to the expected recovery of previously incurred IEEPA tariffs on inventory sold in the prior year, as well as a mix benefit from the addition of Kurt Geiger.
Operating expenses for the three months ended March 31, 2026 were $137,388, or 66.7% of Direct-to-Consumer revenue, compared to $73,603, or 65.7% of Direct-to-Consumer revenue, in the comparable period in the prior year. The increase in operating expenses as a percentage of revenue was primarily attributable to higher incentive compensation and logistics expenses. The current-year period included charges of $532 related to legal costs as a result of litigation settlements, $227 related to acquisition costs and the formation of joint ventures, and $57 related to certain severances and termination benefits. The comparable period in the prior year included charges of $639 related to legal costs as a result of litigation settlements, $469 of acquisition costs related to the formation of international joint ventures, and $301 related to certain severances and termination benefits.
Loss from operations for the three months ended March 31, 2026 was $1,584, or 0.8% of Direct-to-Consumer revenue, compared to $6,228, or 5.6% of Direct-to-Consumer revenue, in the comparable period in the prior year.

Licensing Segment

Royalty income from the Licensing segment for the three months ended March 31, 2026 was $3,436, or 0.5% of total revenue, compared to $2,152, or 0.4% of total revenue, in the comparable period in the prior year. Operating expenses for the three months ended March 31, 2026 were $259, compared to $327 in the comparable period in the prior year. Income from operations for the three months ended March 31, 2026 was $3,177, compared to $1,825 in the comparable period in the prior year.
Corporate

Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These expenses primarily related to corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services. Corporate operating expenses for the three months ended March 31, 2026 were $27,171 or 4.2% of total revenue, compared to $27,598 or 5.0% of total revenue, in the comparable period in the prior year. The comparable period in the prior year included charges of $2,614 related to acquisition costs and $686 related to certain severances and termination benefits.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, cash, cash equivalents and borrowing capacity under our Credit Agreement. Cash and cash equivalents totaled $77,157 and $112,423 at March 31, 2026 and December 31, 2025, respectively, and of the total cash and cash equivalents as of March 31, 2026, $72,066, or approximately 93%, was held at our foreign subsidiaries, and of the total cash and cash equivalents as of December 31, 2025, $93,859, or approximately 83%, was held at our foreign subsidiaries.
As of March 31, 2026, we had working capital of $577,532, cash and cash equivalents of $77,157, and $3,024 in letters of credit outstanding.
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
At March 31, 2026, the total outstanding borrowings under our Credit Agreement in the form of cash borrowings and standby letters of credit were $292,000 and $3,024, respectively.
We believe that based on our current financial position and available cash and cash equivalents, we will meet all our financial commitments and operating needs for at least the next twelve months. In addition, our $250,000 asset-based revolving credit facility provides us with additional liquidity and flexibility on a long-term basis.
IEEPA Tariff Refund
As of March 31, 2026, the Company recognized a receivable of $90,192 related to the expected refund of tariffs previously paid under the IEEPA, following recent legal developments, including a ruling by the United States Supreme Court and subsequent actions by the U.S. Court of International Trade directing the refund of such tariffs, including applicable interest. While the Company believes recovery is probable, the timing of cash receipts is dependent upon the execution of the refund process by U.S. Customs and Border Protection and the U.S. Treasury Department.

Cash Flows
A summary of our cash provided by and used in operating, investing, and financing activities was as follows:
Operating Activities
Cash used in operating activities was $55,337 for the three months ended March 31, 2026, compared to $18,832 in the same period of the prior year. The increase in cash used in operations was primarily driven by unfavorable changes in working capital, partially offset by an increase in net income.
Investing Activities
Cash used in investing activities was $5,901 for the three months ended March 31, 2026, which consisted of capital expenditures for leasehold improvements, new stores, and systems enhancements.
Financing Activities
Cash provided by financing activities was $26,419 for the three months ended March 31, 2026, which primarily consisted of net transaction-related borrowings of $52,000, partially offset by dividends paid of $15,290, and net settlements of stock awards of $7,367.
Contractual and Other Obligations
Firm Commitments
Our contractual obligations as of March 31, 2026 were as follows:

	Payment due by period
Contractual Obligations	Total	Remainder of 2026	2027-2028	2029-2030	2031 and after
Operating lease obligations(1)	$295,129	$56,529	$113,102	$62,255	$63,243
Purchase obligations(2)	419,374	419,374	—	—	—
Future minimum royalty and advertising payments(3)	34,500	4,500	12,000	12,000	6,000
Employment Agreements(4)	49,963	7,667	18,862	15,688	7,746
Total	$798,966	$488,070	$143,964	$89,943	$76,989
(1) Refer to Note 5 – Leases to the Condensed Consolidated Financial Statements included in this Quarterly Report for further information.
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
(3) Future minimum royalty and advertising payments represent our obligation in connection with our license agreement. Refer to Note 12 – Commitments, Contingencies, and Other to the Condensed Consolidated Financial Statements included in this Quarterly Report for further information.
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

Off-Balance Sheet Arrangements
In addition to the commitments included in the Contractual Obligations table above, we have letters of credit of $3,024 outstanding as of March 31, 2026 related to the purchase of inventory and certain lease obligations. These letters of credit expire at various dates through 2030.
We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our Condensed Consolidated Financial Statements. Refer to Note 12 – Commitments, Contingencies, and Other to the Condensed Consolidated Financial Statements included in this Quarterly Report for further information.
Dividends
On May 5, 2026, our Board of Directors approved a quarterly cash dividend. The quarterly dividend of $0.21 per share is payable on June 19, 2026 to stockholders of record as of the close of business on June 8, 2026.
Future quarterly cash dividend payments are subject to the discretion of our Board of Directors and contingent upon future earnings, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that dividends will be paid to holders of our common stock in the future.
Critical Accounting Policies and the Use of Estimates
There have been no material changes to our critical accounting policies and the use of estimates from the disclosures reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission on March 2, 2026.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($ in thousands)
Interest Rate Risk
We do not engage in the trading of market risk sensitive instruments in the normal course of business.
As of March 31, 2026, we had outstanding borrowings of $240,000 under our senior secured term loan facility pursuant to the Credit Agreement (See Note 14 – Credit Agreement), which bears interest at a variable rate based on a benchmark rate (e.g., Term SOFR) plus an applicable margin. We also had outstanding borrowings of $52,000 under our $250,000 revolving credit facility, which bears interest at a variable rate. Our interest expense is therefore subject to fluctuations in market interest rates. A hypothetical 100 basis point increase in interest rates would increase annual interest expense by approximately $2,920 on our term loan balance, excluding the potential impact of any future borrowings under our revolving credit facility.
Our collection agency agreements with Rosenthal & Rosenthal, Inc. and CIT Group/Commercial Services, can be found in Note 15 – Factoring Agreements, respectively, to the Condensed Consolidated Financial Statements included in this Quarterly Report.
Foreign Currency Exchange Rate Risk
We face market risk to the extent that our U.S. or foreign operations involve the transaction of business in foreign currencies. In addition, our inventory purchases are primarily done in foreign jurisdictions and inventory purchases may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of our contract manufacturers, which could have the effect of increasing the cost of goods sold in the future. We manage these risks primarily by denominating these purchases in U.S. dollars. To mitigate the risk of purchases that are denominated in foreign currencies, we may enter into forward foreign exchange contracts for terms of no more than two years. A description of our accounting policies for derivative financial instruments is included in Note 11 – Derivative Instruments to the Condensed Consolidated Financial Statements.
The acquisition of Kurt Geiger significantly increases our exposure to foreign currency exchange rate risk. Kurt Geiger generates a substantial portion of its revenue and incurs significant expenses in British pounds sterling (GBP), while our Condensed Consolidated Financial Statements are reported in U.S. dollars (USD). As a result, our reporting results are subject to translation adjustments based on fluctuations in GBP/USD exchange rates. Additionally, future cash flows from Kurt Geiger’s operations may be affected by changes in foreign currency exchange rates. We actively monitor our foreign currency exposures and, from time to time, enter into hedging arrangements to mitigate the impact of exchange rate fluctuations on our financial results. However, these hedging activities may not fully offset our exposure to currency movements and could involve additional costs or risks.
As of March 31, 2026, we had entered into forward foreign exchange contracts with notional amounts totaling $140,535. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of March 31, 2026. As of March 31, 2026, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts, with all other variables held constant, would result in a net increase or decrease in the fair value of our derivatives portfolio of approximately $58, which is immaterial to the Condensed Consolidated Financial Statements.
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
As of the end of the first quarter of 2026, the U.S. dollar appreciated by approximately 2% on a year-to-date basis, based on movements in the U.S. dollar index. While fluctuations in exchange rates can affect both our operating results and financial position, including the translation of results from our foreign subsidiaries, we have evaluated the impact of this appreciation and determined that these currency movements did not result in a material change in our overall foreign currency risk exposure as of the end of the year. We continue to monitor exchange rate developments and assess their potential effect on our financial results and hedging activities.
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
As permitted by the rules and regulations of the SEC, due to the timing of the closing of the acquisition of the Kurt Geiger business, our management's assessment as to the effectiveness of internal control over financial reporting did not include the internal controls of Mercury Acquisitions Topco Limited d/b/a Kurt Geiger, which we acquired on May 6, 2025. The acquired business constituted 13.8% of consolidated total assets as of March 31, 2026 and 19.5% of consolidated total revenue for the three months ended March 31, 2026.
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
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 2, 2026 (the “2025 Form 10-K”) which could materially affect our business, financial condition, operating results, earnings, or stock price, in various ways. The risks described in the 2025 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.
During the three months ended March 31, 2026, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in the 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
($ in thousands, except par value and per share data)

The following table presents the total number of shares of our common stock, $0.0001 par value, purchased by us in the three months ended March 31, 2026, the average price paid per share, the amount of shares purchased pursuant to our Share Repurchase Program and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period pursuant to our Share Repurchase Program. See Note 6 – Share Repurchase Program to the Condensed Consolidated Financial Statements for further details on our Share Repurchase Program. During the three months ended March 31, 2026, there were no sales by us of unregistered shares of common stock.

(in thousands, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2026 - 1/31/2026	100	$42.20	—	$85,310
2/1/2026 - 2/28/2026	30	$38.12	—	$85,310
3/1/2026 - 3/31/2026	57	$35.16	—	$85,310
Total	187	$39.39	—
(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan, approved May 24, 2019, and which expires on February 24, 2029, and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (the term of which expired on April 6, 2019), each provide us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy all or part of the tax-withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax-withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the first quarter of 2026 in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements with an aggregate purchase price of approximately $7,367.
(2) The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions, the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On May 8, 2023, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $189,900, bringing the total authorization to $250,000. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the three months ended March 31, 2026, no shares of the Company's common stock were repurchased under the Share Repurchase Program. As of March 31, 2026, approximately $85,310 remained available for future repurchases under the Share Repurchase Program.

ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 6. EXHIBITS

10.1	Employment Agreement, dated as of December 5, 2024, between the Company and Christina Ciglar †#
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †*
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Notes to Condensed Consolidated Financial Statements, and (vii) information set forth under Part II, Item 5, tagged as blocks of text*

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL) with applicable taxonomy extension information contained in Exhibit 101*

†	Filed herewith
#	Indicates management contract, or compensatory plan, or arrangement
*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2026

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ZINE MAZOUZI
Zine Mazouzi
Chief Financial Officer and Executive Vice President of Operations