Form 10-Q
period 2026-06-30
STEVEN MADDEN, LTD.
filed 2026-07-31
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
Yes  ☐   No ☒

As of July 28, 2026, there were 73,177,095 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025	June 30, 2025
(in thousands, except par value)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,739	$112,423	$111,714
Short-term investments	—	—	140
Accounts receivable, net of allowances of $8,140, $7,115 and $5,904	80,347	91,854	86,211
Factor accounts receivable	307,387	311,563	289,942
Inventories	377,207	417,016	436,968
Prepaid expenses and other current assets	54,993	46,759	54,002
Income tax receivable and prepaid income taxes	15,088	21,084	18,799
Total current assets	929,761	1,000,699	997,776
Property and equipment, net	113,688	115,802	104,423
Operating lease right-of-use asset	235,322	235,855	220,089
Deposits and other	22,912	22,764	21,641
Deferred tax assets	3,220	3,220	2,175
Goodwill	256,341	254,518	266,602
Intangibles, net	274,818	281,419	282,372
Total Assets	$1,836,062	$1,914,277	$1,895,078
LIABILITIES
Current liabilities:
Accounts payable	$202,095	$197,247	$235,716
Accrued expenses and other current liabilities	202,641	258,794	181,270
Operating leases – current portion	58,588	58,827	56,179
Income taxes payable	13,681	4,488	11,419
Current portion of long-term debt	—	—	5,625
Contingent payment liability – current portion	—	—	2,979
Accrued incentive compensation	10,825	6,351	3,404
Total current liabilities	487,830	525,707	496,592
Contingent payment liability – long-term portion	15,265	14,880	17,406
Operating leases – long-term portion	193,722	193,145	189,404
Long-term debt	124,832	234,166	287,865
Deferred tax liabilities	36,628	36,142	38,574
Other liabilities	5,681	6,255	1,874
Total Liabilities	863,958	1,010,295	1,031,715
Commitments, contingencies, and other (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock – $0.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $0.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $0.0001 par value, 245,000 shares authorized,139,215, 138,341 and 137,961 shares issued, 73,168, 72,674 and 72,651 shares outstanding	7	7	7
Additional paid-in capital	679,991	653,607	629,071
Retained earnings	1,840,458	1,771,550	1,758,361
Accumulated other comprehensive loss	(35,520)	(29,465)	(39,782)
Treasury stock – 66,047, 65,667 and 65,310 shares at cost	(1,545,333)	(1,529,311)	(1,514,427)
Total Steven Madden, Ltd. stockholders’ equity	939,603	866,388	833,230
Noncontrolling interest	32,501	37,594	30,133
Total stockholders’ equity	972,104	903,982	863,363
Total Liabilities and Stockholders’ Equity	$1,836,062	$1,914,277	$1,895,078

See accompanying notes to Condensed Consolidated Financial Statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net sales	$662,914	$556,090	$1,312,574	$1,107,472
Licensing income	2,951	2,910	6,387	5,062
Total revenue	665,865	559,000	1,318,961	1,112,534
Cost of sales (exclusive of depreciation and amortization)	356,206	332,973	651,882	660,240
Gross profit	309,659	226,027	667,079	452,294
Operating expenses	270,340	263,865	528,633	441,128
Change in valuation of contingent payment liability	—	2,420	385	(2,075)
Income / (loss) from operations	39,319	(40,258)	138,061	13,241
Gain on derivative	—	9,252	—	9,252
Interest and other expense, net	(1,257)	(3,795)	(4,862)	(2,966)
Income / (loss) before provision for income taxes	38,062	(34,801)	133,199	19,527
Provision for income taxes	10,137	3,911	33,631	16,979
Net income / (loss)	27,925	(38,712)	99,568	2,548
Less: net income attributable to noncontrolling interest	198	765	19	1,602
Net income / (loss) attributable to Steven Madden, Ltd.	$27,727	$(39,477)	$99,549	$946

Basic net income / (loss) per share	$0.39	$(0.56)	$1.40	$0.01

Diluted net income / (loss) per share	$0.38	$(0.56)	$1.38	$0.01

Basic weighted average common shares outstanding	71,292	70,870	71,228	70,822
Effect of dilutive securities – options/restricted stock	872	—	784	148
Diluted weighted average common shares outstanding	72,164	70,870	72,012	70,970

Cash dividends declared per common share	$0.21	$0.21	$0.42	$0.42

See accompanying notes to Condensed Consolidated Financial Statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income / (Loss)
(unaudited)

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(in thousands)	Pre-tax amounts	Tax expense	After-tax amounts	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$27,925			$99,568
Other comprehensive income / (loss):
Foreign currency translation adjustment	$2,619	$—	$2,619	$(8,511)	$—	$(8,511)
Income on cash flow hedging derivatives	2,151	(380)	1,771	3,430	(604)	2,826
Total other comprehensive income / (loss)	$4,770	$(380)	$4,390	$(5,081)	$(604)	$(5,685)

Comprehensive income			32,315			93,883
Less: comprehensive income attributable to noncontrolling interests			963			389
Comprehensive income attributable to Steven Madden, Ltd.			$31,352			$93,494

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(in thousands)	Pre-tax amounts	Tax benefit	After-tax amounts	Pre-tax amounts	Tax benefit	After-tax amounts
Net (loss) / income			$(38,712)			$2,548
Other comprehensive income / (loss):
Foreign currency translation adjustment	$12,977	$—	$12,977	$13,465	$—	$13,465
Loss on cash flow hedging derivatives	(8,709)	2,274	(6,435)	(5,103)	1,333	(3,770)
Total other comprehensive income	$4,268	$2,274	$6,542	$8,362	$1,333	$9,695

Comprehensive (loss) / income			(32,170)			12,243
Less: comprehensive income attributable to noncontrolling interests			1,801			2,788
Comprehensive (loss) / income attributable to Steven Madden, Ltd.			$(33,971)			$9,455

See accompanying notes to Condensed Consolidated Financial Statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
(in thousands, except per share data)	Shares	Amount				Shares	Amount
Balance - March 31, 2026	73,062	$7	$660,886	$1,828,082	$(39,145)	65,854	$(1,536,678)	$34,096	$947,248
Common stock repurchased and net settlements of restricted stock awards	(21)	—	—	—	—	21	(800)	—	(800)
Exercise and net settlement of stock options	75	—	10,643	—	—	172	(7,855)	—	2,788
Issuance of restricted stock, net of forfeitures	52	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	8,462	—	—	—	—	—	8,462
Foreign currency translation adjustment	—	—	—	—	1,854	—	—	765	2,619
Cash flow hedge (net of tax expense of $380)	—	—	—	—	1,771	—	—	—	1,771
Dividends on common stock ($0.21 per share)	—	—	—	(15,351)	—	—	—	—	(15,351)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(2,558)	(2,558)
Net income	—	—	—	27,727	—	—	—	198	27,925
Balance - June 30, 2026	73,168	$7	$679,991	$1,840,458	$(35,520)	66,047	$(1,545,333)	$32,501	$972,104

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
(in thousands, except per share data)	Shares	Amount				Shares	Amount
Balance - December 31, 2025	72,674	$7	$653,607	$1,771,550	$(29,465)	65,667	$(1,529,311)	$37,594	$903,982
Common stock repurchased and net settlements of restricted stock awards	(208)	—	—	—	—	208	(8,167)	—	(8,167)
Exercise and net settlement of stock options	75	—	10,643	—	—	172	(7,855)	—	2,788
Issuance of restricted stock, net of forfeitures	627	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	15,741	—	—	—	—	—	15,741
Foreign currency translation adjustment	—	—	—	—	(8,881)	—	—	370	(8,511)
Cash flow hedge (net of tax expense of $604)	—	—	—	—	2,826	—	—	—	2,826
Dividends on common stock ($0.42 per share)	—	—	—	(30,641)	—	—	—	—	(30,641)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(5,482)	(5,482)
Net income	—	—	—	99,549	—	—	—	19	99,568
Balance - June 30, 2026	73,168	$7	$679,991	$1,840,458	$(35,520)	66,047	$(1,545,333)	$32,501	$972,104

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
(in thousands, except per share data)	Shares	Amount				Shares	Amount
Balance - March 31, 2025	72,575	$7	$621,536	$1,813,088	$(45,288)	65,292	$(1,513,999)	$28,332	$903,676
Common stock repurchased and net settlements of restricted stock awards	(18)	—	—	—	—	18	(428)	—	(428)
Issuance of restricted stock, net of forfeitures	94	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	7,535	—	—	—	—	—	7,535
Foreign currency translation adjustment	—	—	—	—	11,941	—	—	1,036	12,977
Cash flow hedge (net of tax benefit of $2,274)	—	—	—	—	(6,435)	—	—	—	(6,435)
Dividends on common stock ($0.21 per share)	—	—	—	(15,250)	—	—	—	—	(15,250)
Net (loss) / income	—	—	—	(39,477)	—	—	—	765	(38,712)
Balance - June 30, 2025	72,651	$7	$629,071	$1,758,361	$(39,782)	65,310	$(1,514,427)	$30,133	$863,363

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
(in thousands, except per share data)	Shares	Amount				Shares	Amount
Balance - December 31, 2024	72,157	$7	$614,381	$1,787,851	$(48,291)	65,091	$(1,506,229)	$28,278	$875,997
Common stock repurchased and net settlements of restricted stock awards	(219)	—	—	—	—	219	(8,198)	—	(8,198)
Issuance of restricted stock, net of forfeitures	713	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	14,690	—	—	—	—	—	14,690
Foreign currency translation adjustment	—	—	—	—	12,279	—	—	1,186	13,465
Cash flow hedge (net of tax benefit of $1,333)	—	—	—	—	(3,770)	—	—	—	(3,770)
Dividends on common stock ($0.42 per share)	—	—	—	(30,436)	—	—	—	—	(30,436)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	(2,946)	(2,946)
Investment of noncontrolling interest	—	—	—	—	—	—	—	2,013	2,013
Net income	—	—	—	946	—	—	—	1,602	2,548
Balance - June 30, 2025	72,651	$7	$629,071	$1,758,361	$(39,782)	65,310	$(1,514,427)	$30,133	$863,363

See accompanying notes to Condensed Consolidated Financial Statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$99,568	$2,548
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	15,741	14,690
Depreciation and amortization	18,433	13,926
Amortization of debt issuance costs	887	480
Loss on disposal of fixed assets	135	1
Deferred taxes	5	—
Change in valuation of contingent payment liability	385	(2,075)
Other operating activities	1,902	(550)
Changes, net of acquisitions, in:
Accounts receivable	10,375	(7,197)
Factor accounts receivable	3,033	59,110
Inventories	38,437	35,004
Prepaid expenses, income tax receivables, prepaid taxes, and other assets	(5,476)	(7,119)
Accounts payable, accrued expenses, and other current liabilities	(40,076)	(34,420)
Accrued incentive compensation	4,436	(11,721)
Leases and other liabilities	1,478	(15,042)
Net cash provided by operating activities	149,263	47,635

Cash flows from investing activities:
Capital expenditures	(14,411)	(17,516)
Maturity / sale of short-term investments	—	13,410
Acquisition of businesses	(1,328)	(371,554)
Other investing activities	—	(2,196)
Net cash used in investing activities	(15,739)	(377,856)

Cash flows from financing activities:
Common stock repurchased and net settlements of stock awards	(8,352)	(8,198)
Proceeds from exercise of stock options	2,973	—
Borrowings under credit facilities	127,000	395,000
Repayments under credit facilities	(237,000)	(95,000)
Financing costs paid	—	(8,955)
Cash dividends paid on common stock	(30,641)	(30,435)
Distribution of noncontrolling interest	(5,482)	(2,946)
Net cash (used in) / provided by financing activities	(151,502)	249,466
Effect of exchange rate changes on cash and cash equivalents	294	2,545
Net decrease in cash and cash equivalents	(17,684)	(78,210)
Cash and cash equivalents – beginning of period	112,423	189,924
Cash and cash equivalents – end of period	$94,739	$111,714

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$7,726	$1,961
Acquisition-related proceeds to certain sellers	$—	$38,819

See accompanying notes to Condensed Consolidated Financial Statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2026
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
In the opinion of management, these statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year.
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
Significant areas involving management estimates include inventory valuation, goodwill and other intangible assets valuation, assets acquired and liabilities assumed in business combinations, and variable consideration related to revenue recognition, including markdown allowances, chargebacks, discounts, returns, and compliance-related deductions. The Company estimates variable consideration by analyzing several performance indicators for its major customers, including retailers’ inventory levels, sell-through rates, and gross margin levels. Management continuously evaluates these factors in estimating anticipated chargebacks and allowances.
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
Purchase Price Allocation

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2026
(in thousands except per share data)
The acquisition was accounted for in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations ("ASC 805"). As such, we have applied acquisition accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their estimated acquisition-date fair values. The following table summarizes the Company’s final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the Acquisition Date.

Balance Sheet Classification	Fair Value
Cash and cash equivalents	$18,899
Accounts receivable	31,644
Inventories	180,552
Operating lease right-of-use asset	75,825
Prepaid expenses and other current assets	8,777
Income tax receivable and prepaid income taxes	1,660
Property and equipment	39,320
Intangibles	176,867
Accounts payable	(32,868)
Accrued expenses	(47,079)
Income taxes payable	(761)
Operating leases – current portion	(8,603)
Operating leases – long-term portion	(68,251)
Deferred tax liabilities	(34,207)
Other liabilities	(5,655)
Total fair value excluding goodwill	336,120
Goodwill	67,228
Net assets acquired	$403,348
Goodwill
In connection with the Kurt Geiger acquisition, the Company recognized $67,228 of goodwill, which represents the excess of the purchase price over the fair values of the net assets acquired and liabilities assumed. Goodwill recognized as part of the acquisition is primarily attributable to expected synergies, the assembled workforce, the expansion of the Company’s international footprint, and opportunities to grow complementary product categories. The goodwill arising from this acquisition is not expected to be deductible for income tax purposes. The goodwill has been allocated to the Company’s Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer reporting units.
Pro Forma Financial Information
The following unaudited pro forma financial information for the three and six months ended June 30, 2026 and 2025 combines the historical results of Steven Madden, Ltd. and Mercury Acquisitions Topco Limited, assuming that the companies were combined as of January 1, 2025. The pro forma financial information includes various adjustments to reflect business combination accounting effects, including depreciation and amortization charges from acquired tangible and intangible assets, interest expense from the debt financing related to funding the acquisition, acquisition-related transaction costs, acquisition-related compensation costs, and tax-related effects. The pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2025, nor are they indicative of future operating results.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2026
(in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue	$665,865	$603,661	$1,318,961	$1,265,078
Net income / (loss)(1)	$32,768	$(14,074)	$103,638	$(30,753)
(1) Supplemental pro forma net income for the three and six months ended June 30, 2025 was adjusted to include non-recurring items incurred in connection with the acquisition of Kurt Geiger as if the acquisition had taken place on January 1, 2025. For the three months ended June 30, 2025, these items included $11,616 of expense related to the fair value adjustment to acquisition-date inventory. For the six months ended June 30, 2025, these items included $38,819 of acquisition-related compensation cost, $10,726 of transaction costs, $23,233 of expense related to the fair value adjustment to acquisition-date inventory, and a gain of $7,058 related to the settlement of a foreign exchange forward contract.
Acquisition of Spain Distribution Business
In June 2026, the Company, through its wholly owned subsidiary, KG Steve Madden, SL, acquired the Kurt Geiger and Steve Madden distribution business in Spain, Portugal, and Andorra from VIA Global Fashion House, SL. The acquired business distributes the Company’s products primarily through the direct-to-consumer channel. The purchase price for the acquired business was $1,328. The acquisition resulted in goodwill of $82. The results of the acquired business have been included in the Company’s Direct-to-Consumer segment since the acquisition date.
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
June 30, 2026
(in thousands except per share data)
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
The Company’s financial assets and liabilities subject to fair value measurements as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026				December 31, 2025
	Fair value	Level 1	Level 2	Level 3	Fair value	Level 1	Level 2	Level 3
Assets:
Forward contracts	$2,697	$—	$2,697	$—	$302	$—	$302	$—
Total assets	$2,697	$—	$2,697	$—	$302	$—	$302	$—
Liabilities:
Contingent payment liabilities - long-term	$15,265	$—	$—	$15,265	$14,880	$—	$—	$14,880
Forward contracts	921	—	921	—	2,328	—	2,328	—
Total liabilities	$16,186	$—	$921	$15,265	$17,208	$—	$2,328	$14,880

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. Fair value of these instruments is based on observable market transactions of spot and forward rates. Refer to Note 11 – Derivative Instruments for further information.
The following table provides a reconciliation of the beginning and ending balances for the contingent payment liabilities included within Level 3 of the fair value hierarchy for the periods ended June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Balance at beginning of year	$14,880	$7,565
Adjustments(1)	385	(5,580)
Acquisitions	—	12,895
Balance at end of period	$15,265	$14,880
(1) In the 2026 and 2025 periods, amounts consisted of adjustments of $385 and $(5,580) which were related to the change in valuation of the contingent payment liabilities in connection with the acquisitions of Kurt Geiger, Almost Famous, and ATM. The adjustments to Kurt Geiger were recorded in income from operations in the Condensed Consolidated Statements of Operations and allocated to the Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer operating segments. Adjustments to Almost Famous and ATM were recorded in income from operations in the Condensed Consolidated Statements of Operations for the Wholesale Accessories/Apparel operating segment.
As of June 30, 2026 and December 31, 2025, the fair value of the contingent payment liability related to the acquisition of Mercury Acquisitions Topco Limited was $11,600 in both periods. The fair value was based on a probability-weighted expected return method that considers the expected future payments. See Note 3 – Acquisitions and Joint Ventures for further information.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2026
(in thousands except per share data)
As of June 30, 2026 and December 31, 2025, the fair value of the contingent payment liability related to the acquisition of Almost Famous was $3,650 and $3,225, respectively. The fair value was determined using a Monte Carlo simulation model, which estimates the probability of various financial outcomes during the measurement period. The model utilized discount rates of 16.5% and 16.0% as of June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026 and December 31, 2025, the fair value of the contingent payment liability related to the acquisition of ATM was $15 and $55, respectively. The fair value was determined using a Monte Carlo simulation model, utilizing a discount rate of 11.5% and 11.4% as of June 30, 2026 and December 31, 2025, respectively.
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
Note 5 – Leases
The Company leases office space, sample production space, warehouses, showrooms, storage units, and retail stores under operating lease arrangements. The Company’s lease portfolio consists primarily of real estate. Since most of its leases do not provide a readily determinable implicit rate, the Company estimates its incremental borrowing rate at lease commencement to discount future lease payments.
Certain of the Company’s retail store leases include variable lease payments based on sales generated at the leased location. Because these payments are not measurable at lease commencement, they are excluded from the measurement of the right-of-use assets and lease liabilities. In accordance with ASC Topic 842, such variable lease costs are recognized as lease expense in the period incurred. The following table presents the lease-related assets and liabilities recognized on the Company's Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2026
(in thousands except per share data)

	Balance Sheet Classification	June 30, 2026	December 31, 2025
Assets:
Noncurrent	Operating lease right-of-use asset	$235,322	$235,855

Liabilities:
Current	Operating leases – current portion	$58,588	$58,827
Noncurrent	Operating leases – long-term portion	193,722	193,145
Total operating lease liabilities		$252,310	$251,972

Weighted-average remaining lease term		5.7 years	5.6 years
Weighted-average discount rate		5.5%	5.4%
The following table presents the composition of lease costs during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$18,979	$15,819	$38,077	$29,262
Variable lease cost	755	680	1,132	936
Short-term lease cost	189	156	482	156
Less: sublease income	70	68	140	136
Total lease cost(1)	$19,853	$16,587	$39,551	$30,218
(1) Included in operating expenses in the Company's Condensed Consolidated Statements of Operations.
The following table presents supplemental cash and non-cash information related to the Company's operating leases during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases(1)	$19,371	$15,143	$38,980	$28,711
Noncash transactions
Right-of-use asset obtained in exchange for new operating lease liabilities	$18,001	$80,864	$38,284	$105,019
Right-of-use asset noncash lease expense(1)	$20,012	$10,289	$38,555	$21,451
(1) Included in leases and other liabilities in the Condensed Consolidated Statements of Cash Flows.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2026
(in thousands except per share data)
Future Minimum Lease Payments

The following table presents future minimum lease payments for each of the next five years and the total for the remaining years as of June 30, 2026:

2026 (remaining six months)	$37,817
2027	62,822
2028	52,461
2029	36,120
2030	29,320
Thereafter	76,985
Total minimum lease payments	295,525
Less: imputed interest	43,215
Total lease liabilities	$252,310
Note 6 – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions, the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On May 8, 2023, the Board of Directors approved an increase of approximately $189,900, bringing the total authorization to $250,000. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or as part of privately negotiated transactions at such prices and times that are determined to be in the best interests of the Company. During the three and six months ended June 30, 2026 and 2025, no shares of the Company's common stock were repurchased under the Share Repurchase Program. As of June 30, 2026, approximately $85,310 remained available for future repurchases under the Share Repurchase Program.

The Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (as further amended, the "2006 Plan"), which expired on April 6, 2019, and the Steven Madden, Ltd. 2019 Incentive Compensation Plan, as amended (the "2019 Plan"), both provide the Company with the right to deduct or withhold, or to require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding and/or option cost obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or a portion of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation and/or option cost. During the three and six months ended June 30, 2026, an aggregate of 193 and 380 shares, respectively, were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements and option costs, at an average price per share of $45.50 and $42.49, respectively, for an aggregate purchase price of approximately $8,765 and $16,132, respectively. During the three and six months ended June 30, 2025, an aggregate of 18 and 219 shares, respectively, were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements, at an average price per share of $23.67 and $37.35, for an aggregate purchase price of approximately $428 and $8,198, respectively.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2026
(in thousands except per share data)
Note 7 – Net Income / (Loss) Per Share of Common Stock

Basic net income / (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period and excludes weighted-average unvested restricted shares subject to forfeiture of 1,787 and 1,757 for the periods ended June 30, 2026 and 2025, respectively.
Diluted net income per share reflects the potential dilution from: (a) the assumed exercise of outstanding in-the-money stock options, whereby the assumed proceeds, consisting of the exercise price and compensation cost not yet recognized for future services, are used to purchase shares of the Company’s common stock at the average market price during the period in accordance with the treasury stock method; (b) the assumed vesting of nonvested restricted stock awards, whereby the assumed proceeds upon vesting consist of compensation cost not yet recognized for future services, in accordance with the treasury stock method, to the extent dilutive; and (c) contingently issuable performance-based awards, to the extent the applicable performance conditions have been satisfied as of the end of the reporting period or would have been satisfied if the reporting date had been the end of the performance period, and the effect is dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share data)	2026	2025	2026	2025

Net income / (loss) attributable to Steven Madden, Ltd.	$27,727	$(39,477)	$99,549	$946

Basic net income / (loss) per share	$0.39	$(0.56)	$1.40	$0.01

Diluted net income / (loss) per share	$0.38	$(0.56)	$1.38	$0.01

Weighted average common shares outstanding:
Basic	71,292	70,870	71,228	70,822
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	872	—	784	148
Diluted	72,164	70,870	72,012	70,970
For the three and six months ended June 30, 2026 and 2025, options to purchase common stock were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive. The number of such options was immaterial in each period.
For the three and six months ended June 30, 2026, restricted shares were excluded from the calculation of diluted net income per share because including such shares would have been anti-dilutive. The number of such restricted shares was immaterial in each period. For the three and six months ended June 30, 2025, 697 and 286 restricted shares, respectively, were similarly excluded.
The Company had certain contingently issuable performance-based awards outstanding that did not satisfy the applicable performance conditions during the three and six months ended June 30, 2026 and 2025 and, accordingly, were excluded from the calculation of diluted net income per common share. The number of shares issuable upon vesting of these awards was immaterial for all periods presented.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2026
(in thousands except per share data)
Note 8 – Income Taxes

The Company’s provision for income taxes for the three and six months ended June 30, 2026 and 2025 is based on the estimated annual effective tax rate, plus or minus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income / (loss) before provision for income taxes	$38,062	$(34,801)	$133,199	$19,527
Provision for income taxes	$10,137	$3,911	$33,631	$16,979
Effective tax rate	26.6%	(11.2)%	25.2%	87.0%

The changes between the Company’s effective tax rates of 26.6% and (11.2)% for the three months ended June 30, 2026 and June 30, 2025, were primarily due to non-deductible expenses treated as discrete items related to the acquisition of the Kurt Geiger business.
The changes between the Company’s effective tax rates of 25.2% and 87.0% for the six months ended June 30, 2026 and June 30, 2025, were primarily due to non-deductible expenses treated as discrete items related to the acquisition of the Kurt Geiger business.
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
June 30, 2026
(in thousands except per share data)
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
The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan, and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

Common stock authorized	19,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(13,212)
Common stock available for grant of stock-based awards as of June 30, 2026	5,788
In addition, 67 shares of unvested restricted stock awarded under the 2006 Plan were outstanding as of June 30, 2026.
For the three and six months ended June 30, 2026 and 2025, the total share-based compensation costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock	$5,880	$5,793	$11,732	$11,486
Stock options	540	555	944	1,213
Performance-based awards	2,042	1,187	3,065	1,991
Total	$8,462	$7,535	$15,741	$14,690
The Company calculates an estimated forfeiture rate annually based on historical forfeitures and expectations about future forfeitures. Equity-based compensation is included in operating expenses in the Company’s Condensed Consolidated Statements of Operations.
Stock Options
Cash proceeds and intrinsic values related to total stock options exercised during the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Proceeds from stock options exercised	$2,973	$—	$2,973	$—
Intrinsic value of stock options exercised	$580	$—	$580	$—
During the three and six months ended June 30, 2026, options to purchase 67 shares with a weighted average exercise price of $26.32 and options to purchase 131 shares vested with a weighted average exercise price of $26.47 vested, respectively. During the three and six months ended June 30, 2025, options to purchase 63 shares vested with a weighted average exercise price of $41.29 and options to purchase approximately 125 shares vested with a weighted average exercise price of $41.42, respectively. As of June 30, 2026, there were unvested options relating to 271 shares of common stock outstanding with a total of $2,594 of unrecognized compensation cost and an average vesting period of 1.1 years.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2026
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
The following weighted average assumptions were used for stock options granted during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands except per share data)	2026	2025
Volatility	39.2% to 40.2%	33.6% to 38.3%
Risk free interest rate	3.5% to 4.7%	3.7% to 4.3%
Expected life in years	3.0 to 5.0	3.0 to 4.0
Dividend yield	2.2%	3.6%
Weighted average fair value	$11.36	$6.07
Activity related to stock options granted under the Company’s plans during the six months ended June 30, 2026 was as follows:

(in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2026	1,159	$36.67
Granted	230	40.38
Exercised	(246)	43.20
Expired	(4)	25.65
Outstanding at June 30, 2026	1,139	$36.04	3.1 years	$7,013
Exercisable at June 30, 2026	867	$35.11	2.2 years	$6,174
Activity related to stock options granted under the Company’s plans during the six months ended June 30, 2025 was as follows:

(in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	1,268	$36.82
Granted	250	25.08
Exercised	(34)	36.10
Outstanding at June 30, 2025	1,484	$34.86	2.9 years	$45
Exercisable at June 30, 2025	1,208	$36.76	2.2 years	$—
Restricted Stock
The following table summarizes restricted stock activity during the six months ended June 30, 2026 and 2025:

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2026
(in thousands except per share data)

	2026		2025
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1,	1,652	$36.16	1,543	$38.89
Granted	667	38.28	758	32.65
Vested	(492)	36.71	(499)	39.20
Forfeited	(40)	37.88	(45)	36.46
Outstanding at June 30,	1,787	$36.77	1,757	$36.17
As of June 30, 2026, the Company had $54,721 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average period of 3.4 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.
The fair values of the restricted stock that vested during the six months ended June 30, 2026 and 2025 were $18,044 and $19,574, respectively.
Performance-Based Awards
The Company issues performance-based awards to certain employees that vest based on continued employment and the achievement of specified performance goals. During the first quarters of 2026 and 2025, the Company issued 127 and 150, performance shares (at target), respectively, with weighted average grant date fair values of $32.38 and $26.05, respectively. These awards are eligible to be earned over three-year performance periods from January 1, 2026 through December 31, 2028 and January 1, 2025 through December 31, 2027, respectively.
During the six months ended June 30, 2026 and 2025, the Company evaluated the probable achievement of the applicable performance conditions based on performance to date and determined that, for the majority of the awards, the performance shares were probable of being earned at 185% of target. The related compensation expense was recognized accordingly.
As of June 30, 2026, total unrecognized compensation cost related to non-vested performance-based awards was $10,724, which is expected to be recognized using the accelerated attribution method over a weighted-average period of 2.0 years.
No performance-based awards vested during the three and six months ended June 30, 2026 and 2025.
Transaction Incentive Plan
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
During the three and six months ended June 30, 2026 and 2025, no compensation expense related to the TIP was recognized.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2026
(in thousands except per share data)
Note 10 – Goodwill and Other Intangible Assets
The following table provides a rollforward of the carrying amount of goodwill by reporting unit for the period ended June 30, 2026:

	Wholesale Footwear	Wholesale Accessories/ Apparel	Direct-to-Consumer	Net Carrying Amount
Balance at January 1, 2026	$104,378	$82,213	$67,927	$254,518
Acquisitions and purchase accounting adjustments(1)	538	269	1,965	2,772
Translation	(174)	(115)	(660)	(949)
Balance at June 30, 2026	$104,742	$82,367	$69,232	$256,341
(1) During 2026, in connection with the Company's purchase price allocation for the acquisition of Mercury Acquisitions Topco Limited, the Company recognized a measurement period adjustment to goodwill of $2,690, of which $538 was allocated to the Wholesale Footwear, $269 was allocated to Wholesale Accessories/Apparel, and $1,883 was allocated to the Direct-to-Consumer segments. Refer to Note 3 – Acquisitions and Joint Ventures for further information.
The following table summarizes the Company's identifiable intangible assets as of June 30, 2026:

	Estimated Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	10-20 years	$16,075	$(16,075)	$—
Customer relationships	10-20 years	111,921	(38,059)	73,862
Re-acquired rights	2 years	1,450	(1,450)	—
Total finite-lived other intangible assets		129,446	(55,584)	73,862
Re-acquired right	indefinite	24,556	—	24,556
Trademarks	indefinite	176,400	—	176,400
Total indefinite-lived other intangible assets		200,956	—	200,956
Total other intangible assets		$330,402	$(55,584)	$274,818
The following table summarizes the Company's identifiable intangible assets as of December 31, 2025:

	Estimated Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	10-20 years	$16,075	$(16,075)	$—
Customer relationships(1)	10-20 years	112,744	(35,127)	77,617
Re-acquired right	2 years	1,450	(1,450)	—
Total finite-lived other intangible assets		130,269	(52,652)	77,617
Re-acquired right	indefinite	25,469	—	25,469
Trademarks(1)(2)	indefinite	178,333	—	178,333
Total indefinite-lived other intangible assets		203,802	—	203,802
Total other intangible assets		$334,071	$(52,652)	$281,419
(1) During the second quarter of 2025, the Company acquired trademarks of $126,286 and customer relationships of $50,581 in connection with its acquisition of Mercury Acquisitions Topco Limited. Refer to Note 3 – Acquisitions and Joint Ventures for further information.
(2) During the fourth quarter of 2025, the Company recognized a charge of $6,300 related to the impairment of a trademark.
The gross carrying amount and accumulated amortization of certain intangible assets as of June 30, 2026 and December 31, 2025, include the impact of impairment and changes in foreign currency exchange rates.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2026
(in thousands except per share data)
Evaluation of Impairment
The Company evaluates its goodwill and indefinite-lived intangible assets for impairment at least annually, at the beginning of the third quarter, and whenever events or changes in circumstances indicate that it is more likely than not that the fair value of an asset is less than its carrying amount. From time to time, the Company performs a quantitative impairment test instead of a qualitative assessment to reassess the fair values of its reporting units and indefinite-lived intangible assets. Quantitative impairment assessments of goodwill and other indefinite-lived intangible assets were performed as of July 1, 2025. Based on these assessments, the Company concluded that the fair values of its reporting units and indefinite-lived intangible assets exceeded their respective carrying amounts. During the three and six months ended June 30, 2026, no impairment charges related to goodwill or indefinite-lived intangible assets were recorded.
Finite-lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. During the three and six months ended June 30, 2026, no impairment charges related to the Company’s finite-lived intangible assets were recorded.
Amortization Expense
Amortization expense related to finite-lived intangible assets were $1,346 and $3,016 for the three and six months ended June 30, 2026, respectively, and $1,490 and $2,500 for the three and six months ended June 30, 2025, respectively, and was included in operating expenses in the Company's Condensed Consolidated Statements of Operations. The estimated future amortization expense for finite-lived intangible assets as of June 30, 2026 is as follows:

2026 (remaining six months)	$2,861
2027	5,471
2028	5,436
2029	5,341
2030	4,267
Thereafter	50,486
Total	$73,862
Note 11 – Derivative Instruments
The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The forward foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted inventory purchases and are designated as cash flow hedges.
The notional amounts of the Company’s outstanding derivative instruments as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$129,783	$113,473

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2026
(in thousands except per share data)
The fair value of the Company’s outstanding derivative instruments as of June 30, 2026 and December 31, 2025 were as follows:

	Balance Sheet Classification	June 30, 2026	December 31, 2025
Assets:
Forward contracts	Prepaid expenses and other current assets	$2,262	$302
Forward contracts	Deposits and other	$435	$—

Liabilities:
Forward contracts	Accrued expenses and other current liabilities	$921	$2,328
The following table presents the pretax impact of gains from the Company's designated derivative instruments on its Condensed Consolidated Financial Statements for the periods ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash flow hedges:
Foreign exchange contracts	$2,151	$(8,709)	$3,430	$(5,103)
As of June 30, 2026, the current maturity dates of the Company’s derivative instruments range from July 2026 to December 2027.
During the three and six months ended June 30, 2026 and 2025, the Company's hedging activities were deemed effective, with no ineffectiveness recognized in the Company's Condensed Consolidated Statements of Operations. Gains and losses from these hedging activities are recorded in cost of sales in the Company's Condensed Consolidated Statements of Operations.
During the three and six months ended June 30, 2025, the Company's settlement of certain foreign exchange forward contracts resulted in a gain of $9,252, which was recorded as gain on derivative in the Company's Condensed Consolidated Statements of Operations. These contracts were entered into to hedge foreign exchange rate risk associated with a portion of the purchase price in connection with the Kurt Geiger acquisition.
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
Letters of Credit
As of June 30, 2026, the Company had $504 in letters of credit outstanding unrelated to the Company's Credit Agreement.
Employee Agreements
The Company has employment agreements with certain executives in the normal course of business which provide compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2026
(in thousands except per share data)
Future Minimum Royalty and Advertising Commitment Obligations
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
As of June 30, 2026, future minimum royalty and advertising payment commitments under the license agreement were $32,568. Royalty expenses are recognized in cost of sales in the Company's Condensed Consolidated Statements of Operations.
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
Between February 2025 and February 2026, the Company paid CBP approximately $90,112 of IEEPA tariffs in connection with the importation of merchandise into the United States. Based on the Supreme Court ruling, the CIT order, communications from and actions taken by CBP regarding the refund process, and other available information, including offers from third-party financial institutions to acquire the Company’s tariff refund claim, the Company concluded that recovery of the IEEPA tariffs paid was probable and the amount was reasonably estimable in accordance with the cost recovery accounting guidance. Accordingly, during the first quarter of 2026, the Company recognized a receivable for the amount of previously paid IEEPA tariffs that were deemed illegal, which was included within prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheets.
The accounting for the IEEPA tariff refund reflects the original treatment of the underlying tariff costs. For IEEPA tariffs associated with inventory that has been sold, the Company recognized a reduction in cost of sales in the Company's Condensed Consolidated Statements of Operations during the six months ended June 30, 2026, including $55,090 related to inventory sold in prior periods. For IEEPA tariffs associated with inventory on hand as of the reporting date, the Company reduced the carrying amount of inventory.
During the second quarter of 2026, the Company received approximately $92,097 from the U.S. Department of the Treasury related to its Phase 1 IEEPA tariff refund claim, of which approximately $89,024 represented reimbursement of previously paid IEEPA tariffs and approximately $3,073 represented statutory interest. The receipt of the principal reduced the previously recognized tariff refund receivable. The interest was recognized within interest and other expense, net in the Company’s Condensed Consolidated Statements of Operations during the second quarter of 2026. As of June 30, 2026, a small portion of the Company’s original tariff refund claim remains outstanding and is expected to be processed as part of CBP's Phase 2 refund process.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2026
(in thousands except per share data)
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

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2026
(in thousands except per share data)
The following tables set forth information related to the Company's segments:

For the three months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to-Consumer	Licensing	Total
June 30, 2026
Total revenue(1)	$240,044	$167,461	$255,409	$2,951	$665,865
Less: Cost of sales(2)	154,713	109,521	91,972	—	356,206
Gross profit	85,331	57,940	163,437	2,951	309,659
Less: Salaries and related expense(2)	20,677	16,483	37,052	244	74,456
Less: Other segment items(3)	33,899	19,574	113,185	772	167,430
Segment income from operations(4)	$30,755	$21,883	$13,200	$1,935	$67,773
(1) There were no inter-segment revenue transactions during any of the periods presented, and therefore, total segment revenue represents consolidated revenue.
(2) The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(3) Other segment items in the Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer segments consist of the following: warehouse and shipping, advertising and promotion, occupancy, depreciation and amortization, certain severances and termination benefits, and other miscellaneous costs. Other segment items in the Licensing segment consist of advertising and promotion and other miscellaneous costs.
(4) Excludes Corporate, which does not constitute a reportable segment.

For the three months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to-Consumer	Licensing	Total
June 30, 2025
Total revenue(1)	$220,139	$140,449	$195,502	$2,910	$559,000
Less: Cost of sales(2)	151,654	100,640	80,679	—	332,973
Gross profit	68,485	39,809	114,823	2,910	226,027
Less: Change in valuation of contingent consideration liability(2)	—	2,420	—	—	2,420
Less: Salaries and related expense(2)	18,012	14,015	28,800	239	61,066
Less: Other segment items(3)	25,568	17,465	130,357	314	173,704
Segment income / (loss) from operations(4)	$24,905	$5,909	$(44,334)	$2,357	$(11,163)
(1) There were no inter-segment revenue transactions during any of the periods presented, and therefore, total segment revenue represents consolidated revenue.
(2) The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(3) Other segment items in the Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer segments consist of the following: warehouse and shipping, advertising and promotion, occupancy, depreciation and amortization, certain severances and termination benefits, and other miscellaneous costs. Other segment items in the Licensing segment consist of advertising and promotion and other miscellaneous costs.
(4) Excludes Corporate, which does not constitute a reportable segment.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2026
(in thousands except per share data)

For the six months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to-Consumer	Licensing	Total
June 30, 2026
Total revenue(1)	$518,910	$332,242	$461,422	$6,387	$1,318,961
Less: Cost of sales(2)	297,569	192,132	162,181	—	651,882
Gross profit	221,341	140,110	299,241	6,387	667,079
Less: Change in valuation of contingent payment liability(2)	—	385	—	—	385
Less: Salaries and related expense(2)	41,850	32,495	71,780	477	146,602
Less: Other segment items(3)	68,361	41,402	215,845	798	326,406
Segment income from operations(4)	$111,130	$65,828	$11,616	$5,112	$193,686
(1) There were no inter-segment revenue transactions during any of the periods presented, and therefore, total segment revenue represents consolidated revenue.
(2) The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(3) Other segment items in the Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer segments consist of the following: warehouse and shipping, advertising and promotion, occupancy, depreciation and amortization, certain severances and termination benefits, and other miscellaneous costs. Other segment items in the Licensing segment consist of advertising and promotion and other miscellaneous costs.
(4) Excludes Corporate, which does not constitute a reportable segment.

For the six months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to-Consumer	Licensing	Total
June 30, 2025
Total revenue(1)	$516,284	$283,622	$307,566	$5,062	$1,112,534
Less: Cost of sales(2)	339,108	195,764	125,368	—	660,240
Gross profit	177,176	87,858	182,198	5,062	452,294
Less: Change in valuation of contingent payment liability(2)	—	(2,075)	—	—	(2,075)
Less: Salaries and related expense(2)	34,929	27,133	46,657	511	109,230
Less: Other segment items(3)	54,254	34,479	186,103	369	275,205
Segment income / (loss) from operations(4)	$87,993	$28,321	$(50,562)	$4,182	$69,934
(1) There were no inter-segment revenue transactions during any of the periods presented, and therefore, total segment revenue represents consolidated revenue.
(2) The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(3) Other segment items in the Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer segments consist of the following: warehouse and shipping, advertising and promotion, occupancy, depreciation and amortization, certain severances and termination benefits, and other miscellaneous costs. Other segment items in the Licensing segment consist of advertising and promotion and other miscellaneous costs.
(4) Excludes Corporate, which does not constitute a reportable segment.
The following table reconciles total segment income / (loss) from operations to income / (loss) before provision for income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total segment income / (loss) from operations	$67,773	$(11,163)	$193,686	$69,934
Corporate costs	(28,454)	(29,095)	(55,625)	(56,693)
Gain on derivative	—	9,252	—	9,252
Interest and other expense, net	(1,257)	(3,795)	(4,862)	(2,966)
Income / (loss) before provision for income taxes	$38,062	$(34,801)	$133,199	$19,527

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2026
(in thousands except per share data)
The following table presents capital expenditures by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Wholesale Footwear	$985	$1,030	$1,734	$2,401
Wholesale Accessories/Apparel	387	225	887	525
Direct-to-Consumer	5,457	6,020	9,642	11,677
Corporate(1)	1,681	395	2,148	2,913
Total	$8,510	$7,670	$14,411	$17,516
(1) Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services.
The following table presents depreciation and amortization by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Wholesale Footwear	$626	$335	$1,062	$991
Wholesale Accessories/Apparel	460	9	693	940
Direct-to-Consumer	5,834	5,057	11,785	7,412
Corporate(1)	2,286	3,273	4,893	4,583
Total	$9,206	$8,674	$18,433	$13,926
(1) Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services.
The following table summarizes revenues by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Domestic (1)	$420,969	$368,068	$846,100	$818,799
International	244,896	190,932	472,861	293,735
Total	$665,865	$559,000	$1,318,961	$1,112,534
(1) Includes revenues of $70,824 and $127,976 for the three and six months ended June 30, 2026, respectively, and $74,221 and $159,501 for the three and six months ended June 30,2025, respectively, related to sales to U.S. customers where title is transferred outside the U.S. and the sale is recorded by the Company's international entities.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2026
(in thousands except per share data)
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
The Credit Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including the requirements that the borrowers not permit (i) the Total Net Leverage Ratio as of the end of any fiscal quarter to be greater than 3.00 to 1.00 and (ii) the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) as of the end of any fiscal quarter to be less than 1.25 to 1.00. As of June 30, 2026, all financial covenants associated with the Credit Agreement were within the prescribed thresholds.
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
June 30, 2026
(in thousands except per share data)
The Company used the term loan facility, and a portion of the revolving credit facility, to fund the transaction and the transaction-related expenses. The Company also has used, and intends to continue to use, the revolving credit facility for general corporate purposes.
During 2025, the Company incurred total debt issuance costs of $8,954 in connection with the Credit Agreement, including $6,716 allocated to the term loan facility and $2,238 allocated to the revolving credit facility. Debt issuance costs associated with the term loan are presented as a direct reduction from the carrying amount of the related facility within long-term debt on the Company’s Condensed Consolidated Balance Sheets and are amortized to interest expense using the effective interest method. Debt issuance costs associated with the revolving credit facility are presented within deposits and other on the Company’s Condensed Consolidated Balance Sheets and are amortized to interest expense on straight-line basis over the five-year term of the facility. The remaining unamortized debt issuance costs under each facility on the Company’s Condensed Consolidated Balance Sheets are summarized in the tables below. During the three and six months ended June 30, 2026, $446 and $887, respectively, related to the amortization of debt issuance costs was included in interest expense in the Company’s Condensed Consolidated Statements of Operations. During both the three and six months ended June 30, 2025, $274 related to the amortization of debt issuance costs was included in interest expense in the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2026, the Company had $3,330 in letters of credit outstanding related to the Company's revolving credit facility.
Term Loan Facility
The following table presents details of the term loan facility as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Long-term debt – noncurrent portion
Gross carrying amount of term loan	$130,000	$240,000
Less: unamortized debt issuance costs	5,168	5,834
Long-term debt	$124,832	$234,166
Revolving Credit Facility
The following table presents details of the revolving credit facility as of June 30, 2026 and December 31, 2025:

	Balance Sheet Classification	June 30, 2026	December 31, 2025
Outstanding borrowings	Long-term debt	$—	$—
Unamortized debt issuance costs	Deposits and other	1,723	1,945
Future Maturities of Long-term Debt
The following table presents the future maturities related to our long-term debt as of June 30, 2026:

2026 (remaining six months)	$—
2027	—
2028	—
2029	—
2030	130,000
$130,000

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2026
(in thousands except per share data)
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
Note 16 – Recent Accounting Pronouncements
Adopted
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which introduces a practical expedient for estimating credit losses on current accounts receivable and contract assets. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. We adopted the guidance in the first quarter of 2026 on a prospective basis and applied the practical expedient which assumes that current conditions as of the balance sheet date do not change over the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The adoption had no material impact on the Condensed Consolidated Financial Statements and related disclosures.

STEVEN MADDEN, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2026
(in thousands except per share data)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2026 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
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
•changes in trade policies, additional tariffs on product imported to the United States or other territories where we operate, retaliatory trade actions taken by other countries, and resulting trade wars;
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
•our reliance on independent manufacturers to produce and deliver products in a timely manner or to meet our quality standards if we experience a supply chain disruption and we are unable to secure an alternative source for our products;
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
•our exposure to risks associated with indebtedness used to finance the acquisition of Kurt Geiger, including related debt service requirements;
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
•litigation or other legal proceedings could divert management resources and result in additional costs;
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
•the loss of a significant license;
•the actions of our licensees that may result in diminished brand integrity;
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
Macroeconomic Conditions and Industry Trends
The second quarter of 2026 continued to be shaped by an evolving macroeconomic environment, requiring ongoing flexibility across our sourcing, supply chain, and go-to-market strategies.

Global trade policy remained a significant area of focus during the second quarter of 2026. Following the United States Supreme Court’s February 2026 decision concluding that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not authorized, and the U.S. Court of International Trade’s (“CIT”) subsequent order directing U.S. Customs and Border Protection (“CBP”) to provide refunds of previously collected amounts, including applicable interest, the administration continued to pursue alternative trade measures, including the imposition of tariffs under Sections 301 and 122 of the Trade Act of 1974, as well as other statutory authorities that may be used to impose tariffs or other import restrictions. In addition, the ongoing review of the United States-Mexico-Canada Agreement (“USMCA”), together with developments relating to other trade agreements and international trade arrangements, has contributed to, and may continue to contribute to, uncertainty in the global trade environment. At this time, the timing, scope, and magnitude of tariff-related impacts remain uncertain and will depend on future developments in U.S. trade policy, trade agreement negotiations, judicial proceedings, and regulatory actions. In response to this evolving environment, we have continued to maintain diversified sourcing strategies, selectively adjust pricing where appropriate, and pursue cost management initiatives.

Interest rates in the United States and certain international markets have moderated from prior peaks but remain elevated relative to historical levels, continuing to influence consumer borrowing costs and discretionary spending patterns. Consumer demand has remained mixed across channels and regions, reflecting ongoing sensitivity to pricing, inflationary pressures, and broader economic uncertainty. Foreign currency volatility and concerns regarding global economic growth have also continued to influence consumer sentiment.

Geopolitical developments continued to influence the global operating environment during the quarter. Ongoing conflicts in Ukraine and the Middle East, including persistent tensions involving Iran, together with broader strategic tensions between the United States and China, continued to contribute to uncertainty in global markets. These conditions have affected, and may continue to affect, supply chains, trade flows, input costs, freight markets, and broader global business operations.

The retail environment continues to evolve as consumers increasingly expect integrated shopping experiences across digital and physical channels. We remain focused on strengthening our omnichannel capabilities and enhancing the consumer experience through continued investments in e-commerce, data analytics, and digital engagement. Across the wholesale channel, customers have continued to prioritize inventory discipline and cautious buying patterns in light of ongoing economic and trade-related uncertainty.

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
Dividends
On July 29, 2026, our Board of Directors approved a quarterly dividend of $0.21 per share payable on September 24, 2026 to stockholders of record as of the close of business on September 11, 2026.
Key Highlights
Total revenue for the quarter ended June 30, 2026 increased 19.1% to $665,865, compared to $559,000 in the same period of last year, primarily driven by the acquisition of Kurt Geiger and a strong performance in the legacy branded business, partially offset by a decline in the private label business. Net income attributable to Steven Madden, Ltd. was $27,727 in the second quarter of 2026, compared to a net loss of $39,477 in the same period of last year. Our effective tax rate for the second quarter of 2026 was 26.6%, compared to (11.2)% in the same period of last year. Diluted income per share was $0.38 per share on 72,164 diluted weighted average shares outstanding, compared to diluted loss per share of $0.56 per share on 70,870 diluted weighted average shares outstanding in the second quarter of the prior year.
Our inventory turnover (calculated on a trailing four quarter average) for the quarter ended June 30, 2026 was 3.6 times, compared to 4.6 times at June 30, 2025. Excluding the Kurt Geiger business, our inventory turnover for the quarter ended June 30, 2026 was 4.8 times, compared to 5.2 times for the quarter ended June 30, 2025. Our total Company accounts receivable average collection days decreased to 61 days in the second quarter of 2026, compared to 71 days in the second quarter of 2025. As of June 30, 2026, we had $94,739 in cash and cash equivalents, and total stockholders’ equity of $972,104. Working capital was $441,931 as of June 30, 2026, compared to $501,184 as of June 30, 2025.
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

Results of Operations

The following tables set forth information on operations for the periods indicated:

	Three Months Ended June 30,
(in thousands, except for number of stores)	2026		2025
CONSOLIDATED:
Net sales	$662,914	99.6%	$556,090	99.5%
Licensing income	2,951	0.4%	2,910	0.5%
Total revenue	665,865	100.0%	559,000	100.0%
Cost of sales (exclusive of depreciation and amortization)	356,206	53.5%	332,973	59.6%
Gross profit	309,659	46.5%	226,027	40.4%
Operating expenses	270,340	40.6%	263,865	47.2%
Change in valuation of contingent payment liability	—	—%	2,420	0.4%
Income / (loss) from operations	39,319	5.9%	(40,258)	(7.2)%
Gain on derivatives	—	—%	9,252	1.7%
Interest and other expense	(1,257)	(0.2)%	(3,795)	(0.7)%
Income / (loss) before provision for income taxes	$38,062	5.7%	$(34,801)	(6.2)%
Net income / (loss) attributable to Steven Madden, Ltd.	$27,727	4.2%	$(39,477)	(7.1)%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total revenue	$240,044	100.0%	$220,139	100.0%
Cost of sales (exclusive of depreciation and amortization)	154,713	64.5%	151,654	68.9%
Gross profit	85,331	35.5%	68,485	31.1%
Operating expenses	54,576	22.7%	43,580	19.8%
Income from operations	$30,755	12.8%	$24,905	11.3%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total revenue	$167,461	100.0%	$140,449	100.0%
Cost of sales (exclusive of depreciation and amortization)	109,521	65.4%	100,640	71.7%
Gross profit	57,940	34.6%	39,809	28.3%
Operating expenses	36,057	21.5%	31,480	22.4%
Change in valuation of contingent payment liability	—	—%	2,420	1.7%
Income from operations	$21,883	13.1%	$5,909	4.2%

DIRECT-TO-CONSUMER SEGMENT:
Total revenue	$255,409	100.0%	$195,502	100.0%
Cost of sales (exclusive of depreciation and amortization)	91,972	36.0%	80,679	41.3%
Gross profit	163,437	64.0%	114,823	58.7%
Operating expenses	150,237	58.8%	159,157	81.4%
Income / (loss) from operations	$13,200	5.2%	$(44,334)	(22.7)%
Number of stores (excludes concessions)	390		399

LICENSING SEGMENT:
Licensing income	$2,951	100.0%	$2,910	100.0%
Gross profit	2,951	100.0%	2,910	100.0%
Operating expenses	1,016	34.4%	553	19.0%
Income from operations	$1,935	65.6%	$2,357	81.0%

CORPORATE:
Operating expenses	$28,454	—%	$29,095	—%
Loss from operations	$(28,454)	—%	$(29,095)	—%

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Consolidated

Total revenue for the three months ended June 30, 2026 increased 19.1% to $665,865, compared to $559,000 in the comparable period in the prior year. The increase was due to the acquisition of Kurt Geiger and a strong performance in the legacy branded business, partially offset by a decline in the private label business.
Gross profit for the three months ended June 30, 2026 was $309,659, or 46.5% of total revenue, compared to $226,027, or 40.4% of total revenue, in the comparable period in the prior year. The increase in gross profit as a percentage of total revenue was due to higher average selling prices, a reduction in promotional activity, a smaller negative impact from tariffs, and a lower penetration of the private label business, partially offset by higher freight costs. The comparable period in the prior year included a charge of $8,251 related to the purchase accounting fair value adjustment of inventory from the acquisition of the Kurt Geiger business.
Operating expenses for the three months ended June 30, 2026 were $270,340, or 40.6% of total revenue, compared to $263,865, or 47.2% of total revenue, in the comparable period in the prior year. The decrease in operating expenses as a percentage of total revenue was primarily attributable to the one-time recognition of compensation expense of $38,819 in the prior-year period resulting from the reallocation of acquisition-related sellers proceeds from institutional sellers to management sellers in excess of their respective pre-acquisition equity ownership. The prior-year period also included charges of $8,135 related to acquisition costs and the formation of international joint ventures, $4,741 related to legal costs resulting from litigation settlements, and $522 related to certain severances and termination benefits. The second quarter of 2026 included charges of $3,386 related to legal costs resulting from litigation settlements, $1,486 related to certain severances and termination benefits, and $329 related to acquisition costs and the formation of joint ventures.
During the three months ended June 30, 2026, we recorded no expense related to changes in the fair value of contingent payment liabilities. In the comparable period in the prior year, we recorded expense of $2,420 related to changes in the fair value of contingent payment liabilities.
Income from operations for the three months ended June 30, 2026 was $39,319, or 5.9% of total revenue, compared to a loss from operations of $40,258, or (7.2)% of total revenue in the comparable period in the prior year. The effective tax rate for the three months ended June 30, 2026 was 26.6% compared to (11.2)%, in the comparable period in the prior year. The difference between the Company’s effective tax rates was primarily due to non-deductible expenses treated as discrete items related to the acquisition of the Kurt Geiger business.
Net income attributable to Steven Madden, Ltd. for the three months ended June 30, 2026 was $27,727, compared to a net loss of $39,477 in the comparable period in the prior year.
Wholesale Footwear Segment
Revenue from the Wholesale Footwear segment for the three months ended June 30, 2026 was $240,044, or 36.0% of total revenue, compared to $220,139, or 39.4% of total revenue, in the comparable period in the prior year. The increase of 9.0% was primarily driven by strong growth in the branded business, partially offset by a decline in the private label business.
Gross profit for the Wholesale Footwear segment was $85,331, or 35.5% of Wholesale Footwear revenue, for the three months ended June 30, 2026, compared to $68,485, or 31.1%, in the comparable period in the prior year. The increase in gross profit as a percentage of revenue was due to higher average selling prices, a smaller negative impact from tariffs, and a lower penetration of the private label business, partially offset by higher freight costs. The comparable period in the prior year included $1,443 related to the purchase accounting fair value adjustment of inventory from the acquisition of the Kurt Geiger business.
Operating expenses for the three months ended June 30, 2026 for the Wholesale Footwear segment were $54,576, or 22.7% of Wholesale Footwear revenue, compared to $43,580, or 19.8% of Wholesale Footwear revenue, in the comparable period in the prior year. The increase in operating expenses as a percentage of Wholesale Footwear revenue reflects higher incentive compensation and higher distribution and logistics expenses. The second quarter of 2026 also included charges of $1,334 related to legal costs resulting from litigation settlements, $945 related to certain severances and termination benefits, and $46 related to acquisition costs and the formation of international joint ventures. The comparable period in the prior year included $350 of costs related to certain severances and termination benefits and $8 of acquisition costs related to the formation of new international joint ventures.

Income from operations for the three months ended June 30, 2026 for the Wholesale Footwear segment totaled $30,755, or 12.8% of Wholesale Footwear revenue, compared to $24,905, or 11.3% of Wholesale Footwear revenue in the comparable period in the prior year.
Wholesale Accessories/Apparel Segment
Revenue from the Wholesale Accessories/Apparel segment for the three months ended June 30, 2026 was $167,461, or 25.1% of total revenue, compared to $140,449, or 25.1% of total revenue, in the comparable period in the prior year. The increase of 19.2% was primarily driven by strong growth in the branded business, partially offset by a decline in the private label business.
Gross profit for Wholesale Accessories/Apparel segment was $57,940, or 34.6% of Wholesale Accessories/Apparel revenue, for the three months ended June 30, 2026, compared to $39,809, or 28.3% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year. The increase in gross profit as a percentage of revenue was due to higher average selling prices, a smaller negative impact from tariffs, and a lower penetration of the private label business, partially offset by higher freight costs. The comparable period in the prior year included a charge of $1,814 related to the purchase accounting fair value adjustment of inventory from the acquisition of the Kurt Geiger business.
Operating expenses for the three months ended June 30, 2026 for the Wholesale Accessories/Apparel segment were $36,057, or 21.5% of Wholesale Accessories/Apparel revenue, compared to $31,480, or 22.4% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year. The decrease in operating expenses as a percentage of Wholesale Accessories/Apparel revenue reflects leveraging of operating expenses on a higher revenue base. The second quarter of 2026 also included charges of $602 related to legal costs resulting from earnout-related litigation and $322 related to certain severances and termination benefits. The comparable period in the prior year included charges of $791 related to legal costs resulting from litigation settlements and $223 related to certain severances and termination benefits.
During the three months ended June 30, 2025, we recorded a charge of $2,420 related to the change in fair value of contingent payment liabilities.
Income from operations for the three months ended June 30, 2026 for the Wholesale Accessories/Apparel segment was $21,883, or 13.1% of Wholesale Accessories/Apparel revenue, compared to $5,909, or 4.2% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year.
Direct-to-Consumer Segment
Revenue from the Direct-to-Consumer segment for the three months ended June 30, 2026 was $255,409, or 38.4% of total revenue, compared to $195,502, or 35.0% of total revenue, in the comparable period in the prior year period. The increase of 30.6% was primarily driven by the acquisition of Kurt Geiger and a strong Steve Madden performance in both our brick-and-mortar stores and e-commerce businesses. As of June 30, 2026, we operated 382 brick-and-mortar stores, eight e-commerce websites, and 164 concessions in international markets. As of June 30, 2025, we operated 392 brick-and-mortar stores, seven e-commerce websites, and 130 concessions in international markets.
Gross profit for the three months ended June 30, 2026 for the Direct-to-Consumer segment was $163,437, or 64.0% of Direct-to-Consumer revenue, compared to $114,823, or 58.7% of Direct-to-Consumer revenue, in the comparable period in the prior year. The increase in gross profit as a percentage of revenue was due to higher average selling prices, a reduction in promotional activity, and a smaller negative impact from tariffs, partially offset by higher freight costs. The comparable period in the prior year included a charge of $4,994 related to the purchase accounting fair value adjustment of inventory from the acquisition of the Kurt Geiger business.
Operating expenses for the three months ended June 30, 2026 for the Direct-to-Consumer segment were $150,237, or 58.8% of Direct-to-Consumer revenue, compared to $159,157, or 81.4% of Direct-to-Consumer revenue, in the comparable period in the prior year. The decrease in operating expenses as a percentage of revenue was primarily attributable to the one-time recognition of compensation expense of $38,819 in the prior-year period resulting from the reallocation of acquisition-related sellers proceeds from institutional sellers to management sellers in excess of their respective pre-acquisition equity ownership. The prior-year period also included charges of $7,222 related to acquisition costs and the formation of international joint ventures and $1,450 related to legal costs resulting from litigation settlements. The second quarter of 2026 included charges of $922 related to legal costs as a result of litigation settlements, $277 related to acquisition costs and the formation of joint ventures, and $172 related to certain severances and termination benefits.
Income from operations for the three months ended June 30, 2026 for the Direct-to-Consumer segment was $13,200, or 5.2% of Direct-to-Consumer revenue, compared to a loss from operations of $44,334, or (22.7)% of Direct-to-Consumer revenue, in the comparable period in the prior year.

Licensing Segment
Royalty income from the Licensing segment for the three months ended June 30, 2026 was $2,951, or 0.4% of total revenue, compared to $2,910, or 0.5% of total revenue, in the comparable period in the prior year. Operating expenses for the three months ended June 30, 2026 were $1,016, compared to $553 in the comparable period of the prior year. The current period included charges of $528 related to legal costs resulting from litigation settlements. Income from operations for the three months ended June 30, 2026 was $1,935, compared to $2,357 in the comparable period in the prior year.
Corporate
Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These expenses primarily related to corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services. Corporate operating expenses for the three months ended June 30, 2026 were $28,454, or 4.3% of total revenue, compared to $29,095, or 5.2% of total revenue, in the comparable period in the prior year. The current period included charges of $47 related to certain severances and termination benefits, and $6 related to acquisition costs and the formation of joint ventures.

Results of Operations

The following tables set forth information on operations for the periods indicated:

	Six Months Ended June 30,
(in thousands, except for number of stores)	2026		2025
CONSOLIDATED:
Net sales	$1,312,574	99.5%	$1,107,472	99.5%
Licensing income	6,387	0.5%	5,062	0.5%
Total revenue	1,318,961	100.0%	1,112,534	100.0%
Cost of sales (exclusive of depreciation and amortization)	651,882	49.4%	660,240	59.3%
Gross profit	667,079	50.6%	452,294	40.7%
Operating expenses	528,633	40.1%	441,128	39.7%
Change in valuation of contingent payment liability	385	—%	(2,075)	(0.2)%
Income from operations	138,061	10.5%	13,241	1.2%
Gain on derivative	—	—%	9,252	0.8%
Interest and other expense	(4,862)	(0.4)%	(2,966)	(0.3)%
Income before provision for income taxes	$133,199	10.1%	$19,527	1.8%
Income attributable to Steven Madden, Ltd.	$99,549	7.5%	$946	0.1%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total revenue	$518,910	100.0%	$516,284	100.0%
Cost of sales (exclusive of depreciation and amortization)	297,569	57.3%	339,108	65.7%
Gross profit	221,341	42.7%	177,176	34.3%
Operating expenses	110,211	21.2%	89,183	17.3%
Income from operations	$111,130	21.4%	$87,993	17.0%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total revenue	$332,242	100.0%	$283,622	100.0%
Cost of sales (exclusive of depreciation and amortization)	192,132	57.8%	195,764	69.0%
Gross profit	140,110	42.2%	87,858	31.0%
Operating expenses	73,897	22.2%	61,612	21.7%
Change in valuation of contingent payment liability	385	0.1%	(2,075)	(0.7)%
Income from operations	$65,828	19.8%	$28,321	10.0%

DIRECT-TO-CONSUMER SEGMENT:
Total revenue	$461,422	100.0%	$307,566	100.0%
Cost of sales (exclusive of depreciation and amortization)	162,181	35.1%	125,368	40.8%
Gross profit	299,241	64.9%	182,198	59.2%
Operating expenses	287,625	62.3%	232,760	75.7%
Income / (loss) from operations	$11,616	2.5%	$(50,562)	(16.4)%
Number of stores	390		399

LICENSING SEGMENT:
Licensing income	$6,387	100.0%	$5,062	100.0%
Gross profit	6,387	100.0%	5,062	100.0%
Operating expenses	1,275	20.0%	880	17.4%
Income from operations	$5,112	80.0%	$4,182	82.6%

CORPORATE:
Operating expenses	55,625	—%	$56,693	—%
Loss from operations	$(55,625)	—%	$(56,693)	—%

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Consolidated

Total revenue for the six months ended June 30, 2026 increased 18.6% to $1,318,961, compared to $1,112,534 in the comparable period in the prior year. The increase was driven by the acquisition of Kurt Geiger and a strong performance in the legacy branded business, partially offset by a decline in the private label business.
Gross profit for the six months ended June 30, 2026 was $667,079, or 50.6% of total revenue, compared to $452,294, or 40.7% of total revenue, in the comparable period in the prior year. The increase in gross profit as a percentage of total revenue was due to the refund of IEEPA tariffs, the acquisition of Kurt Geiger, higher average selling prices, a smaller negative impact from tariffs, and lower penetration of the private label business, partially offset by higher freight costs. The comparable period in the prior year included a charge of $8,530 related to purchase accounting fair value adjustment of inventory from acquired businesses.

Operating expenses for the six months ended June 30, 2026 were $528,633, or 40.1% of total revenue, compared to $441,128, or 39.7% of total revenue, in the comparable period in the prior year. The increase in operating expenses as a percentage of total revenue was primarily attributable to the acquisition of Kurt Geiger, higher incentive compensation, and higher distribution and logistics expenses. The first half of 2026 also included charges of $4,226 related to legal costs resulting from litigation settlements and earnout-related litigations, $2,649 related to certain severances and termination benefits, and $591 related to acquisition costs and the formation of international joint ventures. The comparable period in the prior year included $38,819 of compensation expense resulting from the reallocation of acquisition-related sellers proceeds from institutional sellers to management sellers in excess of their respective pre-acquisition equity ownership, as well as charges of $11,322 related to acquisition costs and the formation of international joint ventures, $5,929 related to legal costs resulting from litigation settlements, and $2,943 related to certain severances and termination benefits.
During the six months ended June 30, 2026, we recorded an expense of $385 related to the change in fair value of contingent payment liabilities. In the comparable period in the prior year, we recorded a benefit of $2,075 related to the change in fair value of contingent payment liabilities.
Income from operations for the six months ended June 30, 2026 was $138,061, or 10.5% of total revenue, compared to $13,241, or 1.2% of total revenue, in the comparable period in the prior year. The effective tax rate for the six months ended June 30, 2026 was 25.2%, compared to 87.0% in the comparable period in the prior year. The difference between the Company’s effective tax rates was primarily due to non-deductible expenses treated as discrete items related to the acquisition of the Kurt Geiger business.
Net income attributable to Steven Madden, Ltd. for the six months ended June 30, 2026 was $99,549, compared to $946 in the comparable period in the prior year.
Wholesale Footwear Segment

Revenue from the Wholesale Footwear segment for the six months ended June 30, 2026 was $518,910, or 39.3% of total revenue, compared to $516,284, or 46.4% of total revenue, in the comparable period in the prior year. The increase of 0.5% was primarily driven by the acquisition of Kurt Geiger and a strong performance in the legacy branded business, partially offset by a decline in the private label business.

Gross profit for the six months ended June 30, 2026 for the Wholesale Footwear segment was $221,341, or 42.7% of Wholesale Footwear revenue, compared to $177,176, or 34.3% of Wholesale Footwear revenue, in the comparable period in the prior year. The increase in gross profit as a percentage of revenue was due to the refund of IEEPA tariffs, higher average selling prices, a smaller negative impact from tariffs, a lower penetration of the private label business, partially offset by higher freight costs. The comparable period in the prior year included $1,443 related to the purchase accounting fair value adjustment of inventory from the acquisition of the Kurt Geiger business.
Operating expenses for the six months ended June 30, 2026 for the Wholesale Footwear segment were $110,211, or 21.2% of Wholesale Footwear revenue, compared to $89,183, or 17.3% of Wholesale Footwear revenue, in the comparable period in the prior year. The increase in operating expenses as a percentage of Wholesale Footwear revenue was due to higher incentive compensation and higher distribution and logistics expenses. The first half of 2026 also included charges of $1,545 related to certain severances and termination benefits, $1,334 related to legal costs resulting from litigation settlements, and $81 related to acquisition costs and the formation of international joint ventures. The comparable period in the prior year included costs of $946 related to certain severances and termination benefits, and $80 of acquisition costs related to the formation of new international joint ventures.
Income from operations for the six months ended June 30, 2026 for the Wholesale Footwear segment totaled $111,130, or 21.4% of Wholesale Footwear revenue, compared to $87,993, or 17.0% of Wholesale Footwear revenue, in the comparable period in the prior year.
Wholesale Accessories/Apparel Segment

Revenue from the Wholesale Accessories/Apparel segment for the six months ended June 30, 2026 was $332,242, or 25.2% of total revenue, compared to $283,622, or 25.5% of total revenue, in the comparable period in the prior year. The increase of 17.1% was primarily driven by the acquisition of Kurt Geiger and a strong performance in the legacy branded business, partially offset by a decline in the private label business.
Gross profit for the six months ended June 30, 2026 for the Wholesale Accessories/Apparel segment was $140,110, or 42.2% of Wholesale Accessories/Apparel revenue, compared to $87,858, or 31.0% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year. The increase in gross profit as a percentage of revenue was due to the refund of IEEPA tariffs, higher average selling prices, the acquisition of Kurt Geiger, a smaller negative impact from tariffs, and a lower penetration of the private label business, partially offset by higher freight costs. The comparable period in the prior year included a charge of $2,093 related to the purchase accounting fair value adjustment of inventory from acquired businesses.
Operating expenses for the six months ended June 30, 2026 for the Wholesale Accessories/Apparel segment were $73,897, or 22.2% of Wholesale Accessories/Apparel revenue, compared to $61,612, or 21.7% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year. The increase in operating expenses as a percentage of Wholesale Accessories/Apparel revenue was due to the acquisition of Kurt Geiger, higher incentive compensation, and higher distribution and logistics expenses. The first half of 2026 also included charges of $910 related to legal costs resulting from earnout-related litigation and $669 related to certain severances and termination benefits. The comparable period in the prior year included charges of $1,979 related to legal costs resulting from litigation settlements and $327 related to certain severances and termination benefits.
During the six months ended June 30, 2026, we recorded a charge of $385 related to the change in fair value of contingent payment liabilities. During the comparable period in the prior year, we recorded a benefit of $2,075 related to the change in fair value of contingent payment liabilities.
Income from operations for the six months ended June 30, 2026 for the Wholesale Accessories/Apparel segment was $65,828, or 19.8% of Wholesale Accessories/Apparel revenue, compared to $28,321, or 10.0% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year.
Direct-to-Consumer Segment

Revenue from the Direct-to-Consumer segment for the six months ended June 30, 2026 was $461,422, or 35.0% of total revenue, compared to $307,566, or 27.6% of total revenue, in the comparable period in the prior year. The increase of 50.0% was driven by the acquisition of Kurt Geiger and a strong Steve Madden performance in both our brick-and-mortar and e-commerce businesses.
Gross profit for the six months ended June 30, 2026 for the Direct-to-Consumer segment was $299,241, or 64.9% of Direct-to-Consumer revenue, compared to $182,198, or 59.2% of Direct-to-Consumer revenue, in the comparable period in the prior year. The increase in gross profit as a percentage of revenue was due to the refund of IEEPA tariffs, higher average selling prices, and a reduction in promotional activity, partially offset by higher freight costs. The comparable period in the prior year included a charge of $4,994 related to the purchase accounting fair value adjustment of inventory from the acquisition of the Kurt Geiger business.

Operating expenses for the six months ended June 30, 2026 for the Direct-to-Consumer segment were $287,625, or 62.3% of Direct-to-Consumer revenue, compared to $232,760, or 75.7% of Direct-to-Consumer revenue, in the comparable period in the prior year. The decrease in operating expenses as a percentage of revenue was primarily attributable to the one-time recognition of compensation expense of $38,819 in the prior-year period resulting from the reallocation of acquisition-related sellers proceeds from institutional sellers to management sellers in excess of their respective pre-acquisition equity ownership. The prior-year period also included charges of $7,692 related to acquisition costs and the formation of international joint ventures, $1,450 related to legal costs resulting from litigation settlements, and $915 related to certain severances and termination benefits. This was partially offset by higher incentive compensation and higher distribution and logistics expenses in the first half of 2026. The 2026 period also included charges of $1,454 related to legal costs resulting from litigation settlements, $504 related to acquisition costs and the formation of international joint ventures, and $229 related to certain severances and termination benefits.

Income from operations for the six months ended June 30, 2026 for the Direct-to-Consumer segment was $11,616, or 2.5% of Direct-to-Consumer revenue, compared to a loss from operations of $50,562, or (16.4)% of Direct-to-Consumer revenue, in the comparable period in the prior year.
Licensing Segment

Royalty income from the Licensing segment for the six months ended June 30, 2026 was $6,387, or 0.5% of total revenue, compared to $5,062, or 0.5% of total revenue, in the comparable period in the prior year. Operating expenses for the six months ended June 30, 2026 were $1,275, compared to $880 in the comparable period in the prior year. The current period included charges of $528 related to legal costs resulting from litigation settlements. Income from operations for the six months ended June 30, 2026 was $5,112, compared to $4,182 in the comparable period in the prior year.
Corporate

Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These expenses primarily related to corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services. Corporate operating expenses for the six months ended June 30, 2026 were $55,625 or 4.2% of total revenue, compared to $56,693 or 5.1% of total revenue, in the comparable period in the prior year. The current period included charges of $206 related to certain severances and termination benefits and $6 related to acquisition costs and the formation of joint ventures. The comparable period in the prior year included charges of $2,614 related to acquisition costs and $686 related to certain severances and termination benefits.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, cash, cash equivalents and borrowing capacity under our Credit Agreement. Cash and cash equivalents totaled $94,739 and $112,423 at June 30, 2026 and December 31, 2025, respectively, and of the total cash and cash equivalents as of June 30, 2026, $78,618, or approximately 83%, was held at our foreign subsidiaries, and of the total cash and cash equivalents as of December 31, 2025, $93,859, or approximately 83%, was held at our foreign subsidiaries.
As of June 30, 2026, we had working capital of $441,931, cash and cash equivalents of $94,739, and $3,834 in letters of credit outstanding.
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
At June 30, 2026, the total outstanding borrowings under our Credit Agreement in the form of cash borrowings and standby letters of credit were $130,000 and $3,330, respectively.
We believe that based on our current financial position and available cash and cash equivalents, we will meet all our financial commitments and operating needs for at least the next twelve months. In addition, our $250,000 asset-based revolving credit facility provides us with additional liquidity and flexibility on a long-term basis.
IEEPA Tariff Refund
During the second quarter of 2026, the Company received approximately $92,097 from the U.S. Department of the Treasury related to its IEEPA tariff refund claim, including approximately $3,073 of statutory interest. As of June 30, 2026, a small portion of the Company's original tariff refund claim remains outstanding and is expected to be processed as part of CBP's Phase 2 refund process.

Cash Flows
A summary of our cash provided by and used in operating, investing, and financing activities was as follows:
Operating Activities
Cash provided by operating activities was $149,263 for the six months ended June 30, 2026, compared to $47,635 in the same period of the prior year. The increase in cash provided by operating activities was primarily driven by higher net income and favorable changes in working capital, and the collection of substantially all of the Company's IEEPA tariff refund during the second quarter of 2026.
Investing Activities
Cash used in investing activities was $15,739 for the six months ended June 30, 2026, which primarily consisted of capital expenditures for leasehold improvements, new stores, and systems enhancements.
Financing Activities
Cash used in financing activities was $151,502 for the six months ended June 30, 2026, which primarily consisted of transaction-related net repayments of $110,000, dividends paid of $30,641, and net settlements of stock awards of $8,352.
Contractual and Other Obligations
Firm Commitments
Our contractual obligations as of June 30, 2026 were as follows:

	Obligations due by period
Contractual Obligations	Total	Remainder of 2026	2027-2028	2029-2030	2031 and after
Operating lease obligations(1)	$295,525	$37,817	$115,283	$65,440	$76,985
Purchase obligations(2)	290,267	290,267	—	—	—
Future minimum royalty and advertising commitment obligations(3)	32,568	2,568	12,000	12,000	6,000
Employment agreement obligations(4)	48,268	5,392	19,442	15,688	7,746
Total obligations	$666,628	$336,044	$146,725	$93,128	$90,731
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
(3) Future minimum royalty and advertising commitments represent our obligations in connection with our license agreement. Refer to Note 12 – Commitments, Contingencies, and Other to the Condensed Consolidated Financial Statements included in this Quarterly Report for further information.
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

Off-Balance Sheet Arrangements
In addition to the commitments included in the Contractual Obligations table above, we have letters of credit of $504 outstanding as of June 30, 2026 related to the purchase of inventory and certain lease obligations. These letters of credit expire at various dates through 2036.
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
Dividends
On July 29, 2026, our Board of Directors approved a quarterly cash dividend. The quarterly dividend of $0.21 per share is payable on September 24, 2026 to stockholders of record as of the close of business on September 11, 2026.
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
As of June 30, 2026, we had outstanding borrowings of $130,000 under our senior secured term loan facility pursuant to the Credit Agreement (See Note 14 – Credit Agreement), which bears interest at a variable rate based on a benchmark rate (e.g., Term SOFR) plus an applicable margin. We had no outstanding borrowing under our $250,000 revolving credit facility, which bears interest at a variable rate. Our interest expense is therefore subject to fluctuations in market interest rates. A hypothetical 100 basis point increase in interest rates would increase annual interest expense by approximately $1,300 on our term loan balance, excluding the potential impact of any future borrowings under our revolving credit facility.
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
As of June 30, 2026, we had entered into forward foreign exchange contracts with notional amounts totaling $129,783. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of June 30, 2026. As of June 30, 2026, a 10% increase or decrease of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts, with all other variables held constant, would result in a net increase or decrease in the fair value of our derivatives portfolio of approximately $178, which is immaterial to the Condensed Consolidated Financial Statements.
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
As of the end of the second quarter of 2026, the U.S. dollar appreciated by approximately 3% on a year-to-date basis, based on movements in the U.S. dollar index. While fluctuations in exchange rates can affect both our operating results and financial position, including the translation of results from our foreign subsidiaries, we have evaluated the impact of this appreciation and determined that these currency movements did not result in a material change in our overall foreign currency risk exposure as of the end of the year. We continue to monitor exchange rate developments and assess their potential effect on our financial results and hedging activities.
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
Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal controls over financial reporting to determine whether any changes occurred during the quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We are currently in the process of incorporating the internal controls and procedures of the Kurt Geiger business into our internal control over financial reporting framework for the purposes of our assessment of and report on internal controls over financial reporting for the year ending December 31, 2026.

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
During the three months ended June 30, 2026, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in the 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
($ in thousands, except par value and per share data)

The following table presents the total number of shares of our common stock, $0.0001 par value, purchased by us in the three months ended June 30, 2026, the average price paid per share, the amount of shares purchased pursuant to our Share Repurchase Program and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period pursuant to our Share Repurchase Program. See Note 6 – Share Repurchase Program to the Condensed Consolidated Financial Statements for further details on our Share Repurchase Program. During the three months ended June 30, 2026, there were no sales by us of unregistered shares of common stock.

(in thousands, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2026 - 4/30/2026	5	$34.67	—	$85,310
5/1/2026 - 5/31/2026	11	$37.90	—	$85,310
6/1/2026 - 6/30/2026	177	$46.30	—	$85,310
Total	193	$45.50	—
(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan, approved May 24, 2019, and which expires on February 24, 2029, and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (the term of which expired on April 6, 2019), each provide us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy all or part of the tax-withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax-withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the second quarter of 2026 in connection with the settlement of vested restricted stock to satisfy the cost of options and tax-withholding requirements with an aggregate purchase price of approximately $8,765.
(2) The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions, the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On May 8, 2023, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $189,900, bringing the total authorization to $250,000. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the three months ended June 30, 2026, no shares of the Company's common stock were repurchased under the Share Repurchase Program. As of June 30, 2026, approximately $85,310 remained available for future repurchases under the Share Repurchase Program.

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K under the Exchange Act.

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income / (Loss), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Notes to Condensed Consolidated Financial Statements, and (vii) information set forth under Part II, Item 5, tagged as blocks of text*

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

Dated: July 31, 2026

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ZINE MAZOUZI
Zine Mazouzi
Chief Financial Officer and Executive Vice President of Operations