Form 10-Q
period 2026-09-30
STEVEN MADDEN, LTD.
filed 2026-11-06
CIK 913241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
Yes  ☐   No ☒

As of November 4, 2026, there were 73,211,741 shares of the registrant’s common stock, $0.0001 par value, outstanding.

STEVEN MADDEN, LTD.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2026	December 31, 2025	September 30, 2025
(in thousands, except par value)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,334	$112,423	$108,722
Short-term investments	—	—	140
Accounts receivable, net of allowances of $8,252, $7,115 and $6,297	96,986	91,854	91,285
Factor accounts receivable	398,075	311,563	333,198
Inventories	415,339	417,016	476,027
Prepaid expenses and other current assets	51,660	46,759	56,760
Income tax receivable and prepaid income taxes	15,948	21,084	26,582
Total current assets	1,049,342	1,000,699	1,092,714
Property and equipment, net	118,619	115,802	112,301
Operating lease right-of-use asset	234,907	235,855	220,656
Deposits and other	15,224	22,764	21,363
Deferred tax assets	3,220	3,220	1,389
Goodwill	256,449	254,518	273,836
Intangibles, net	273,627	281,419	277,268
Total assets	$1,951,388	$1,914,277	$1,999,527
LIABILITIES
Current liabilities:
Accounts payable	$244,122	$197,247	$254,346
Accrued expenses and other current liabilities	220,296	258,794	237,736
Operating leases – current portion	57,158	58,827	55,957
Income taxes payable	21,423	4,488	16,351
Contingent payment liability – current portion	3,251	—	3,221
Accrued incentive compensation	18,927	6,351	4,591
Total current liabilities	565,177	525,707	572,202
Contingent payment liability – long-term portion	13,035	14,880	15,164
Operating leases – long-term portion	194,877	193,145	190,459
Long-term debt	120,170	234,166	293,828
Deferred tax liabilities	36,592	36,142	39,867
Other liabilities	5,413	6,255	1,872
Total liabilities	935,264	1,010,295	1,113,392
Commitments, contingencies, and other (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock – $0.0001 par value, 5,000 shares authorized; none issued; Series A Junior Participating preferred stock – $0.0001 par value, 60 shares authorized; none issued	—	—	—
Common stock – $0.0001 par value, 245,000 shares authorized, 139,279, 138,341 and 137,978 shares issued, 73,202, 72,674 and 72,661 shares outstanding	7	7	7
Additional paid-in capital	690,091	653,607	636,556
Retained earnings	1,877,510	1,771,550	1,763,633
Accumulated other comprehensive loss	(37,427)	(29,465)	(34,759)
Treasury stock – 66,077, 65,667 and 65,317 shares at cost	(1,546,752)	(1,529,311)	(1,514,596)
Total Steven Madden, Ltd. stockholders’ equity	983,429	866,388	850,841
Noncontrolling interest	32,695	37,594	35,294
Total stockholders’ equity	1,016,124	903,982	886,135
Total liabilities and stockholders’ equity	$1,951,388	$1,914,277	$1,999,527

See accompanying notes to Condensed Consolidated Financial Statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net sales	$767,892	$664,200	$2,080,466	$1,771,672
Licensing income	4,714	3,675	11,101	8,737
Total revenue	772,606	667,875	2,091,567	1,780,409
Cost of sales (exclusive of depreciation and amortization)	428,354	390,500	1,080,236	1,050,740
Gross profit	344,252	277,375	1,011,331	729,669
Operating expenses	270,025	246,017	798,658	687,145
Change in valuation of contingent payment liability	1,021	—	1,406	(2,075)
Income from operations	73,206	31,358	211,267	44,599
Gain on derivative	—	—	—	9,252
Interest and other expense, net	(1,826)	(4,947)	(6,688)	(7,913)
Income before provision for income taxes	71,380	26,411	204,579	45,938
Provision for income taxes	18,737	4,593	52,368	21,572
Net income	52,643	21,818	152,211	24,366
Less: net income attributable to noncontrolling interest	228	1,290	247	2,892
Net income attributable to Steven Madden, Ltd.	$52,415	$20,528	$151,964	$21,474

Basic net income per share	$0.73	$0.29	$2.13	$0.30

Diluted net income per share	$0.72	$0.29	$2.10	$0.30

Basic weighted average common shares outstanding	71,400	70,906	71,286	70,850
Effect of dilutive securities – options/restricted stock	1,177	251	910	172
Diluted weighted average common shares outstanding	72,577	71,157	72,196	71,022

Cash dividends declared per common share	$0.21	$0.21	$0.63	$0.63

See accompanying notes to Condensed Consolidated Financial Statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
(in thousands)	Pre-tax amounts	Tax benefit	After-tax amounts	Pre-tax amounts	Tax expense	After-tax amounts
Net income			$52,643			$152,211
Other comprehensive income / (loss):
Foreign currency translation adjustment	$(1,575)	$—	$(1,575)	$(10,086)	$—	$(10,086)
(Loss) / income on cash flow hedging derivatives	(495)	129	(366)	3,331	(871)	2,460
Total other comprehensive loss	$(2,070)	$129	$(1,941)	$(6,755)	$(871)	$(7,626)

Comprehensive income			50,702			144,585
Less: comprehensive income attributable to noncontrolling interests			194			583
Comprehensive income attributable to Steven Madden, Ltd.			$50,508			$144,002

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(in thousands)	Pre-tax amounts	Tax expense	After-tax amounts	Pre-tax amounts	Tax benefit	After-tax amounts
Net income			$21,818			$24,366
Other comprehensive income / (loss):
Foreign currency translation adjustment	$4,546	$—	$4,546	$18,011	$—	$18,011
Income / (loss) on cash flow hedging derivatives	1,161	(313)	848	(4,000)	1,078	(2,922)
Total other comprehensive income	$5,707	$(313)	$5,394	$14,011	$1,078	$15,089

Comprehensive income			27,212			39,455
Less: comprehensive income attributable to noncontrolling interests			1,661			4,449
Comprehensive income attributable to Steven Madden, Ltd.			$25,551			$35,006

See accompanying notes to Condensed Consolidated Financial Statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
(in thousands, except per share data)	Shares	Amount				Shares	Amount
Balance - June 30, 2026	73,168	$7	$679,991	$1,840,458	$(35,520)	66,047	$(1,545,333)	$32,501	$972,104
Common stock repurchased and net settlements of restricted stock awards	(7)	—	—	—	—	7	(292)	—	(292)
Exercise and net settlement of stock options	13	—	1,544	—	—	23	(1,127)	—	417
Issuance of restricted stock, net of forfeitures	28	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	8,556	—	—	—	—	—	8,556
Foreign currency translation adjustment	—	—	—	—	(1,541)	—	—	(34)	(1,575)
Cash flow hedge (net of tax benefit of $129)	—	—	—	—	(366)	—	—	—	(366)
Dividends on common stock ($0.21 per share)	—	—	—	(15,363)	—	—	—	—	(15,363)
Net income	—	—	—	52,415	—	—	—	228	52,643
Balance - September 30, 2026	73,202	$7	$690,091	$1,877,510	$(37,427)	66,077	$(1,546,752)	$32,695	$1,016,124

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
(in thousands, except per share data)	Shares	Amount				Shares	Amount
Balance - December 31, 2025	72,674	$7	$653,607	$1,771,550	$(29,465)	65,667	$(1,529,311)	$37,594	$903,982
Common stock repurchased and net settlements of restricted stock awards	(215)	—	—	—	—	215	(8,458)	—	(8,458)
Exercise and net settlement of stock options	88	—	12,188	—	—	195	(8,983)	—	3,205
Issuance of restricted stock, net of forfeitures	655	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	24,296	—	—	—	—	—	24,296
Foreign currency translation adjustment	—	—	—	—	(10,422)	—	—	336	(10,086)
Cash flow hedge (net of tax expense of $871)	—	—	—	—	2,460	—	—	—	2,460
Dividends on common stock ($0.63 per share)	—	—	—	(46,004)	—	—	—	—	(46,004)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(5,482)	(5,482)
Net income	—	—	—	151,964	—	—	—	247	152,211
Balance - September 30, 2026	73,202	$7	$690,091	$1,877,510	$(37,427)	66,077	$(1,546,752)	$32,695	$1,016,124

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
(in thousands, except per share data)	Shares	Amount				Shares	Amount
Balance - June 30, 2025	72,651	$7	$629,071	$1,758,361	$(39,782)	65,310	$(1,514,427)	$30,133	$863,363
Common stock repurchased and net settlements of restricted stock awards	(7)	—	—	—	—	7	(169)	—	(169)
Issuance of restricted stock, net of forfeitures	17	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	7,485	—	—	—	—	—	7,485
Foreign currency translation adjustment	—	—	—	—	4,175	—	—	371	4,546
Cash flow hedge (net of tax expense of $313)	—	—	—	—	848	—	—	—	848
Dividends on common stock ($0.21 per share)	—	—	—	(15,256)	—	—	—	—	(15,256)
Investment of noncontrolling interest	—	—	—	—	—	—	—	3,500	3,500
Net income	—	—	—	20,528	—	—	—	1,290	21,818
Balance - September 30, 2025	72,661	$7	$636,556	$1,763,633	$(34,759)	65,317	$(1,514,596)	$35,294	$886,135

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non-Controlling Interest	Total Stockholders' Equity
(in thousands, except per share data)	Shares	Amount				Shares	Amount
Balance - December 31, 2024	72,157	$7	$614,381	$1,787,851	$(48,291)	65,091	$(1,506,229)	$28,278	$875,997
Common stock repurchased and net settlements of restricted stock awards	(226)	—	—	—	—	226	(8,367)	—	(8,367)
Issuance of restricted stock, net of forfeitures	730	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	22,175	—	—	—	—	—	22,175
Foreign currency translation adjustment	—	—	—	—	16,454	—	—	1,557	18,011
Cash flow hedge (net of tax benefit of $1,078)	—	—	—	—	(2,922)	—	—	—	(2,922)
Dividends on common stock ($0.63 per share)	—	—	—	(45,692)	—	—	—	—	(45,692)
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	(2,946)	(2,946)
Investment of noncontrolling interest	—	—	—	—	—	—	—	5,513	5,513
Net income	—	—	—	21,474	—	—	—	2,892	24,366
Balance - September 30, 2025	72,661	$7	$636,556	$1,763,633	$(34,759)	65,317	$(1,514,596)	$35,294	$886,135

See accompanying notes to Condensed Consolidated Financial Statements - unaudited.

STEVEN MADDEN, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$152,211	$24,366
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	24,296	22,175
Depreciation and amortization	27,647	25,108
Amortization of debt issuance costs	1,339	725
Loss on disposal of fixed assets	1,187	180
Deferred taxes	5	—
Change in valuation of contingent payment liability	1,406	(2,075)
Amortization of inventory step-up and other	321	21,267
Changes, net of acquisitions, in:
Accounts receivable	(7,103)	(11,614)
Factor accounts receivable	(86,989)	17,184
Inventories	(937)	(40,673)
Prepaid expenses, income tax receivables, prepaid taxes, and other assets	(2,853)	(19,146)
Accounts payable, accrued expenses, and other current liabilities	28,282	47,905
Accrued incentive compensation	12,608	(10,574)
Leases and other liabilities	1,315	(3,756)
Net cash provided by operating activities	152,735	71,072

Cash flows from investing activities:
Capital expenditures	(28,818)	(32,338)
Maturity and sale of short-term investments	—	13,410
Acquisition of businesses	(1,328)	(371,554)
Other investing activities	7,701	(2,379)
Net cash used in investing activities	(22,445)	(392,861)

Cash flows from financing activities:
Common stock repurchased and net settlements of stock awards	(8,695)	(8,367)
Proceeds from exercise of stock options	3,442	—
Investment of noncontrolling interest	—	3,500
Borrowings under credit facilities	193,000	437,500
Repayments under credit facilities	(308,000)	(137,500)
Financing costs paid	—	(8,955)
Cash dividends paid on common stock	(46,004)	(45,692)
Distribution of noncontrolling interest	(5,482)	(2,946)
Net cash (used in) / provided by financing activities	(171,739)	237,540
Effect of exchange rate changes on cash and cash equivalents	360	3,047
Net decrease in cash and cash equivalents	(41,089)	(81,202)
Cash and cash equivalents – beginning of period	112,423	189,924
Cash and cash equivalents – end of period	$71,334	$108,722

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,877	$6,714
Acquisition-related proceeds to certain sellers	$—	$38,819

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
In the opinion of management, these statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year.
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
Significant areas involving management estimates include inventory valuation, goodwill and other intangible assets valuation (when a quantitative assessment is performed), assets acquired and liabilities assumed in business combinations, and variable consideration related to revenue recognition, including markdown allowances, chargebacks, discounts, returns, and compliance-related deductions. The Company estimates variable consideration by analyzing several performance indicators for its major customers, including retailers’ inventory levels, sell-through rates, and gross margin levels. Management continuously evaluates these factors in estimating anticipated chargebacks and allowances.
Note 3 – Acquisitions and Joint Ventures
Acquisitions
Acquisition of Kurt Geiger
On May 6, 2025 (the “Acquisition Date”), the Company, through its wholly owned subsidiary, SML UK Holding Ltd, completed the acquisition of the entire issued share capital of Mercury Acquisitions Topco Limited (“MATL”) for an aggregate purchase price of $403,348, which includes cash consideration of $390,453 paid at closing and $12,895 of contingent consideration (the “Kurt Geiger acquisition”). The equity interests of MATL were previously held by various institutional shareholders, including the Fifth Cinven Fund, Bain & Company, Inc., and Squam Lake Investors X LP (BGPI), as well as certain management shareholders.
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
Pro Forma Financial Information
The following unaudited pro forma financial information for the three and nine months ended September 30, 2026 and 2025 combines the historical results of Steven Madden, Ltd. and MATL, assuming that the companies were combined as of January 1, 2025. The pro forma financial information includes various adjustments to reflect business combination accounting effects, including depreciation and amortization charges from acquired tangible and intangible assets, interest expense from the debt financing related to funding the acquisition, acquisition-related transaction costs, acquisition-related compensation costs, and tax-related effects. The pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2025, nor are they indicative of future operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenue	$772,606	$667,875	$2,091,567	$1,933,438
Net income(1)	$58,877	$42,639	$160,588	$23,849
(1) Supplemental pro forma net income for the three and nine months ended September 30, 2025 was adjusted to include non-recurring items incurred in connection with the Kurt Geiger acquisition as if the acquisition had taken place on January 1, 2025. For the nine months ended September 30, 2025, these items included $38,819 of acquisition-related compensation cost, $10,726 of transaction costs, $23,233 of expense related to the fair value adjustment to acquisition-date inventory, and a gain of $7,058 related to the settlement of a foreign exchange forward contract.
Acquisition of Spain Distribution Business
In June 2026, the Company, through its wholly owned subsidiary, KG Steve Madden, SL, acquired the Kurt Geiger and Steve Madden distribution business in Spain, Portugal, and Andorra from VIA Global Fashion House, SL (collectively, the "Spain Distribution Business"). The acquired business distributes the Company’s products primarily through the direct-to-consumer channel. The purchase price for the acquired Spain Distribution Business was $1,328. The acquisition resulted in goodwill of $517. The results of the acquired Spain Distribution Business have been included in the Company’s Direct-to-Consumer segment since the acquisition date.
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

Note 4 – Fair Value Measurements
The Company follows ASC Topic 820, “Fair Value Measurement” (“ASC 820”), which establishes a framework for measuring fair value and requires disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It emphasizes that fair value should reflect the assumptions market participants would use in pricing an asset or liability. ASC 820 also establishes a three-tier fair value hierarchy that prioritizes the inputs used in valuation methodologies. A brief description of the fair value hierarchy is as follows:
•Level 1: Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3: Significant unobservable inputs; inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.
The Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026				December 31, 2025
	Fair value	Level 1	Level 2	Level 3	Fair value	Level 1	Level 2	Level 3
Assets:
Forward contracts	$1,442	$—	$1,442	$—	$302	$—	$302	$—
Total assets	$1,442	$—	$1,442	$—	$302	$—	$302	$—
Liabilities:
Contingent payment liability — long-term portion	$13,035	$—	$—	$13,035	$14,880	$—	$—	$14,880
Forward contracts	57	—	57	—	2,328	—	2,328	—
Total liabilities	$13,092	$—	$57	$13,035	$17,208	$—	$2,328	$14,880

The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. Fair value of these instruments is based on observable market transactions of spot and forward rates. Refer to Note 11 – Derivative Instruments for further information.
The following table provides a reconciliation of the beginning and ending balances for the contingent payment liability — long-term portion included within Level 3 of the fair value hierarchy for the periods ended September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Balance at beginning of year	$14,880	$7,565
Adjustments(1)	1,406	(5,580)
Acquisitions	—	12,895
Transfer out of Level 3(2)	(3,251)	—
Total	$13,035	$14,880
(1) In the 2026 and 2025 periods, amounts consisted of adjustments of $1,406 and $(5,580) which were related to the change in valuation of the contingent payment liabilities in connection with the acquisitions of Kurt Geiger, Almost Famous, and ATM. The adjustment related to the Kurt Geiger acquisition was recorded in income from operations in the Condensed Consolidated Statements of Operations and allocated to the Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer operating segments. Adjustments related to the acquisitions of Almost Famous and ATM were recorded in income from operations in the Condensed Consolidated Statements of Operations for the Wholesale Accessories/Apparel operating segment.
(2) On September 30, 2026, the transfer out of Level 3 amount of $(3,251) represented the earned portion of the contingent payment liability related to the Kurt Geiger acquisition and was recorded in contingent payment liability — current portion on the Condensed Consolidated Balance Sheets. See below for further information.

As of September 30, 2026 and December 31, 2025, the contingent payment liability related to the Kurt Geiger acquisition totaled $13,351 and $11,600, respectively. The September 30, 2026 balance included $3,251 earned upon achievement of the applicable performance criteria for the first annual measurement period, from July 1, 2025 to June 30, 2026. This amount is fixed, is classified within contingent payment liability — current on the Condensed Consolidated Balance Sheet as of September 30, 2026, and is excluded from liabilities measured at fair value on a recurring basis. The remaining liability of $10,100 is classified within Level 3 of the fair value hierarchy and was measured using a probability-weighted expected return method that considers the expected future payments. See Note 3 – Acquisitions and Joint Ventures to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for further information.
As of September 30, 2026 and December 31, 2025, the fair value of the contingent payment liability related to the acquisition of Almost Famous was $2,925 and $3,225, respectively. The fair value is classified within Level 3 of the fair value hierarchy and was determined using a Monte Carlo simulation model, which estimates the probability of various financial outcomes during the measurement period. The model utilized discount rates of 17.0% and 16.0% as of September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026 and December 31, 2025, the fair value of the contingent payment liability related to the acquisition of ATM was $10 and $55, respectively. The fair value is classified within Level 3 of the fair value hierarchy and was determined using a Monte Carlo simulation model, utilizing discount rates of 12.2% and 11.4% as of September 30, 2026 and December 31, 2025, respectively.
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
The carrying amounts of the term loan and revolving credit facilities, which bear interest at a variable rate, approximate fair value as the interest rate adjusts with changes in market conditions. The estimated fair values of the term loan and revolving credit facilities were determined using Level 2 inputs based on current market interest rates and credit spreads for instruments with similar terms and maturities. Refer to Note 14 – Credit Agreement for further information.
Fair value measurements associated with assets acquired and liabilities assumed in business combinations are disclosed separately in Note 3 – Acquisitions and Joint Ventures to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. These measurements primarily utilize Level 3 inputs due to the use of significant unobservable assumptions, as described therein.

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
Certain of the Company’s retail store leases include variable lease payments based on sales generated at the leased location. Because these payments are not measurable at lease commencement, they are excluded from the measurement of the right-of-use assets and lease liabilities. In accordance with ASC Topic 842, such variable lease costs are recognized as lease expense in the period incurred. The following table presents the lease-related assets and liabilities recognized on the Company's Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025:

	Balance Sheet Classification	September 30, 2026	December 31, 2025
Assets:
Noncurrent	Operating lease right-of-use asset	$234,907	$235,855

Liabilities:
Current	Operating leases – current portion	$57,158	$58,827
Noncurrent	Operating leases – long-term portion	194,877	193,145
Total operating lease liabilities		$252,035	$251,972

Weighted-average remaining lease term		5.9 years	5.6 years
Weighted-average discount rate		5.5%	5.4%
The following table presents the composition of lease costs during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$19,175	$17,343	$57,252	$46,605
Variable lease cost	789	557	1,921	1,493
Short-term lease cost	116	381	598	537
Less: sublease income	70	68	210	204
Total lease cost(1)	$20,010	$18,213	$59,561	$48,431
(1) Included in operating expenses in the Company's Condensed Consolidated Statements of Operations.
The following table presents supplemental cash and non-cash information related to the Company's operating leases during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases(1)	$19,164	$17,782	$58,144	$46,493
Noncash transactions
Right-of-use asset obtained in exchange for new operating lease liabilities	$15,906	$14,424	$54,190	$119,443
Right-of-use asset noncash lease expense(1)	$16,353	$15,761	$54,908	$37,211
(1) Included in leases and other liabilities in the Condensed Consolidated Statements of Cash Flows.

Future Minimum Lease Payments

The following table presents future minimum lease payments for each of the next five years and the total for the remaining years as of September 30, 2026:

2026 (remaining three months)	$19,183
2027	65,487
2028	54,661
2029	38,103
2030	31,377
Thereafter	87,587
Total minimum lease payments	296,398
Less: imputed interest	44,363
Total lease liabilities	$252,035
Note 6 – Share Repurchase Program

The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions, the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On May 8, 2023, the Board of Directors approved an increase of approximately $189,900, bringing the total authorization to $250,000. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or as part of privately negotiated transactions at such prices and times that are determined to be in the best interests of the Company. During the three and nine months ended September 30, 2026 and 2025, no shares of the Company's common stock were repurchased under the Share Repurchase Program. As of September 30, 2026, approximately $85,310 remained available for future repurchases under the Share Repurchase Program.

The Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (as further amended, the "2006 Plan"), which expired on April 6, 2019, and the Steven Madden, Ltd. 2019 Incentive Compensation Plan, as amended (the "2019 Plan"), both provide the Company with the right to deduct or withhold, or to require employees to remit to the Company, an amount sufficient to satisfy any applicable tax withholding and/or option cost obligations applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or a portion of such withholding obligations by tendering to the Company previously owned shares or by having the Company withhold shares having a fair market value equal to the employee's withholding tax obligation and/or option cost. During the three and nine months ended September 30, 2026, an aggregate of 30 and 410 shares, respectively, were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements and option costs, at an average price per share of $47.29 and $42.57, respectively, for an aggregate purchase price of approximately $1,419 and $17,441, respectively. During the three and nine months ended September 30, 2025, an aggregate of 7 and 226 shares, respectively, were withheld in connection with the settlement of vested restricted stock to satisfy tax-withholding requirements, at an average price per share of $25.48 and $37.00, for an aggregate purchase price of approximately $169 and $8,367, respectively.

Note 7 – Net Income Per Share of Common Stock

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period and excludes unvested restricted shares subject to forfeiture. As of September 30, 2026 and 2025, there were 1,793 and 1,751 unvested restricted shares outstanding, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025

Net income attributable to Steven Madden, Ltd.	$52,415	$20,528	$151,964	$21,474

Basic net income per share	$0.73	$0.29	$2.13	$0.30

Diluted net income per share	$0.72	$0.29	$2.10	$0.30

Weighted average common shares outstanding:
Basic	71,400	70,906	71,286	70,850
Effect of dilutive securities:
Stock awards and options to purchase shares of common stock	1,177	251	910	172
Diluted	72,577	71,157	72,196	71,022
For the three and nine months ended September 30, 2026 and 2025, certain options to purchase common stock were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive. The number of such options to purchase common stock was immaterial in each period.
For the three and nine months ended September 30, 2026, certain restricted shares were excluded from the calculation of diluted net income per share because including such shares would have been anti-dilutive. The number of such restricted shares was immaterial in each period. For the three and nine months ended September 30, 2025, 213 and 265 restricted shares, respectively, were similarly excluded.
The Company had certain contingently issuable performance-based awards outstanding that did not satisfy the applicable performance conditions during the three and nine months ended September 30, 2026 and 2025 and, accordingly, were excluded from the calculation of diluted net income per common share. The number of shares issuable upon vesting of these awards was immaterial for all periods presented.

Note 8 – Income Taxes

The Company’s provision for income taxes for the three and nine months ended September 30, 2026 and 2025 is based on the estimated annual effective tax rate, plus or minus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income before provision for income taxes	$71,380	$26,411	$204,579	$45,938
Provision for income taxes	$18,737	$4,593	$52,368	$21,572
Effective tax rate	26.2%	17.4%	25.6%	47.0%

The changes between the Company’s effective tax rates of 26.2% and 17.4% for the three months ended September 30, 2026 and September 30, 2025, were primarily due to the prior year benefiting from a reduction in non-deductible expenses related to the Kurt Geiger acquisition and the jurisdictional mix of pre-tax earnings.
The changes between the Company’s effective tax rates of 25.6% and 47.0% for the nine months ended September 30, 2026 and September 30, 2025, were primarily due to non-deductible expenses treated as discrete items related to the Kurt Geiger acquisition in the prior year.
The Company recognizes interest and penalties, if any, related to uncertain income tax positions in income tax expense. Accrued interest and penalties on unrecognized tax benefits, and interest and penalty expense are immaterial to the Condensed Consolidated Financial Statements.
The Company files income tax returns in the U.S. for federal, state, and local purposes, and in certain foreign jurisdictions. The Company's tax years 2023 through 2025 remain open to examination by most taxing authorities.
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
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which includes a broad range of tax reform provisions as well as the extension of certain Tax Cuts and Jobs Act provisions that were set to expire. We have accounted for the OBBBA tax law changes, which did not have a material impact on our effective tax rate in 2025.

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
The following table summarizes the number of shares of common stock authorized for issuance under the 2019 Plan, the number of stock-based awards granted (net of expired or cancelled awards) under the 2019 Plan, and the number of shares of common stock available for the grant of stock-based awards under the 2019 Plan:

Common stock authorized	19,000
Stock-based awards, including restricted stock and stock options granted, net of expired or cancelled awards	(13,297)
Common stock available for grant of stock-based awards as of September 30, 2026	5,703
In addition, 67 shares of unvested restricted stock awarded under the 2006 Plan were outstanding as of September 30, 2026.
For the three and nine months ended September 30, 2026 and 2025, the total share-based compensation costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock	$6,061	$5,859	$17,792	$17,345
Stock options	695	426	1,639	1,639
Performance-based awards	1,800	1,200	4,865	3,191
Total	$8,556	$7,485	$24,296	$22,175
The Company calculates an estimated forfeiture rate annually based on historical forfeitures and expectations about future forfeitures. Equity-based compensation is included in operating expenses in the Company’s Condensed Consolidated Statements of Operations.
Stock Options
Cash proceeds and intrinsic values related to total stock options exercised during the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Proceeds from stock options exercised	$469	$—	$3,442	$—
Intrinsic value of stock options exercised	$248	$—	$828	$—
During the three and nine months ended September 30, 2026, options to purchase 59 and 190 shares vested, respectively, with weighted-average exercise prices of $39.78 and $30.59, respectively. During the three and nine months ended September 30, 2025, options to purchase 57 and 182 shares vested, respectively, with weighted-average exercise prices of $24.73 and $36.11, respectively. As of September 30, 2026, there were unvested options relating to 213 shares of common stock outstanding with a total of $1,905 of unrecognized compensation cost and an average vesting period of 0.9 years.

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
The following assumptions were used for stock options granted during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands, except per-share data)	2026	2025
Volatility	39.2% to 40.2%	33.6% to 38.5%
Risk free interest rate	3.5% to 4.7%	3.7% to 4.3%
Expected life in years	3.0 to 5.0	3.0 to 4.0
Dividend yield	2.2%	3.6%
Weighted average fair value	$11.36	$6.12
Activity related to stock options granted under the Company’s plans during the nine months ended September 30, 2026 was as follows:

(in thousands, except per-share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2026	1,159	$36.67
Granted	230	40.38
Exercised	(283)	43.05
Expired	(4)	25.65
Outstanding at September 30, 2026	1,102	$35.84	2.9 years	$9,858
Exercisable at September 30, 2026	889	$35.13	2.2 years	$8,592
Activity related to stock options granted under the Company’s plans during the nine months ended September 30, 2025 was as follows:

(in thousands, except per-share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	1,268	$36.82
Granted	260	25.04
Expired	(34)	$36.10
Outstanding at September 30, 2025	1,494	$34.79	2.7 years	$3,673
Exercisable at September 30, 2025	1,265	$36.22	2.0 years	$1,895

Restricted Stock
The following table summarizes restricted stock activity during the nine months ended September 30, 2026 and 2025:

	2026		2025
(in thousands, except per-share data)	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at January 1,	1,652	$36.16	1,543	$38.89
Granted	705	38.49	779	32.51
Vested	(514)	36.71	(520)	39.09
Forfeited	(50)	38.41	(51)	35.54
Outstanding at September 30,	1,793	$36.86	1,751	$36.09
As of September 30, 2026, the Company had $49,977 of total unrecognized compensation cost related to restricted stock awards granted under the 2019 Plan and the 2006 Plan. This cost is expected to be recognized over a weighted average period of 3.3 years. The Company determines the fair value of its restricted stock awards based on the market price of its common stock on the date of grant.
The fair values of the restricted stock that vested during the nine months ended September 30, 2026 and 2025 were $18,845 and $20,328, respectively.
Performance-Based Awards
The Company issues performance-based awards to certain employees that vest based on continued employment and the achievement of specified performance goals. During the nine months ended September 30, 2026 and 2025, the Company issued 140 and 150 performance shares (at target), respectively, with weighted average grant date fair values of $32.87 and $26.05, respectively. The majority of these awards are eligible to be earned over three-year performance periods beginning on January 1 of the year the award was granted.
During the nine months ended September 30, 2026 and 2025, the Company evaluated the probable achievement of the applicable performance conditions based on performance to date and determined that, for the majority of the awards, the performance shares were probable of being earned at 185% of target. The related compensation expense was recognized accordingly.
As of September 30, 2026, total unrecognized compensation cost related to non-vested performance-based awards was $8,925, which is expected to be recognized using the accelerated attribution method over a weighted-average period of 1.8 years.
No performance-based awards vested during the three and nine months ended September 30, 2026 and 2025.
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
The total grant-date fair value of $10,590 related to the Growth Shares was determined using a Monte Carlo simulation model, which incorporates assumptions regarding the Company’s forecasted financial performance, risk-free interest rates, expected volatility, and other relevant market inputs. The Company recognizes compensation expense for Growth Shares if and when the Company concludes that it is probable that the performance condition will be achieved.
During the three and nine months ended September 30, 2026, compensation expense of $757 related to the TIP was recognized. No compensation expense was recognized during the three and nine months ended September 30, 2025.

Note 10 – Goodwill and Other Intangible Assets
The following table provides a rollforward of the carrying amount of goodwill by reporting unit for the period ended September 30, 2026:

	Wholesale Footwear	Wholesale Accessories/ Apparel	Direct-to-Consumer	Net Carrying Amount
Balance at January 1, 2026	$104,378	$82,213	$67,927	$254,518
Acquisitions and purchase accounting adjustments(1)(2)	538	269	2,400	3,207
Translation	(362)	(105)	(809)	(1,276)
Balance at September 30, 2026	$104,554	$82,377	$69,518	$256,449
(1) During 2026, in connection with the Company's purchase price allocation for the Kurt Geiger acquisition, the Company recognized a measurement period adjustment to goodwill of $2,690, of which $538 was allocated to the Wholesale Footwear, $269 was allocated to Wholesale Accessories/Apparel, and $1,883 was allocated to the Direct-to-Consumer segments. Refer to Note 3 – Acquisitions and Joint Ventures for further information.
(2) During the second quarter of 2026, the Company acquired the Spain Distribution Business, which resulted in the recognition of goodwill of $517 allocated to the Direct-to-Consumer segment. Refer to Note 3 – Acquisitions and Joint Ventures for further information.
The following table summarizes the Company's identifiable intangible assets as of September 30, 2026:

	Estimated Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	10-20 years	$16,075	$(16,075)	$—
Customer relationships	10-20 years	111,992	(39,526)	72,466
Re-acquired rights	2 years	1,450	(1,450)	—
Total finite-lived other intangible assets		129,517	(57,051)	72,466
Re-acquired right	indefinite	24,584	—	24,584
Trademarks	indefinite	176,577	—	176,577
Total indefinite-lived other intangible assets		201,161	—	201,161
Total other intangible assets		$330,678	$(57,051)	$273,627
The following table summarizes the Company's identifiable intangible assets as of December 31, 2025:

	Estimated Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	10-20 years	$16,075	$(16,075)	$—
Customer relationships(1)	10-20 years	112,744	(35,127)	77,617
Re-acquired right	2 years	1,450	(1,450)	—
Total finite-lived other intangible assets		130,269	(52,652)	77,617
Re-acquired right	indefinite	25,469	—	25,469
Trademarks(1)(2)	indefinite	178,333	—	178,333
Total indefinite-lived other intangible assets		203,802	—	203,802
Total other intangible assets		$334,071	$(52,652)	$281,419
(1) During the second quarter of 2025, the Company acquired trademarks of $126,286 and customer relationships of $50,581 in connection with its Kurt Geiger acquisition. Refer to Note 3 – Acquisitions and Joint Ventures for further information.
(2) During the fourth quarter of 2025, the Company recognized a charge of $6,300 related to the impairment of a trademark.
The gross carrying amount and accumulated amortization of certain intangible assets as of September 30, 2026 and December 31, 2025, include the impact of impairment and changes in foreign currency exchange rates.

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
As of July 1, 2026, the Company performed qualitative impairment assessments of its goodwill and indefinite-lived intangible assets. These assessments considered relevant events and circumstances, including macroeconomic and industry conditions, financial performance and forecasts, and the results of the prior quantitative impairment assessments which were performed as of July 1, 2025.
Based on these assessments, the Company concluded that it was not more likely than not that the fair values of its reporting units or indefinite-lived intangible assets were less than their respective carrying amounts. Accordingly, quantitative impairment tests were not deemed necessary. During the three and nine months ended September 30, 2026, no impairment charges related to goodwill or indefinite-lived intangible assets were recorded.
Finite-lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. During the three and nine months ended September 30, 2026, no impairment charges related to the Company’s finite-lived intangible assets were recorded.
Amortization Expense
Amortization expense related to finite-lived intangible assets was $1,510 and $4,526 for the three and nine months ended September 30, 2026, respectively, and $1,756 and $4,256 for the three and nine months ended September 30, 2025, respectively, and was included in operating expenses in the Company's Condensed Consolidated Statements of Operations. The estimated future amortization expense for finite-lived intangible assets as of September 30, 2026 is as follows:

2026 (remaining three months)	$1,431
2027	5,474
2028	5,438
2029	5,343
2030	4,269
Thereafter	50,511
Total	$72,466

Note 11 – Derivative Instruments
The Company uses derivative instruments, specifically, forward foreign exchange contracts, to manage the risk associated with the volatility of future cash flows. The forward foreign exchange contracts are used to mitigate the impact of exchange rate fluctuations on certain forecasted inventory purchases and are designated as cash flow hedges.
The notional amounts of the Company’s outstanding derivative instruments as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Derivative instruments designated as accounting hedges:
Foreign exchange contracts	$103,663	$113,473
The fair values of the Company’s outstanding derivative instruments as of September 30, 2026 and December 31, 2025 were as follows:

	Balance Sheet Classification	September 30, 2026	December 31, 2025
Assets:
Forward contracts	Prepaid expenses and other current assets	$1,287	$302
Forward contracts	Deposits and other	$155	$—

Liabilities:
Forward contracts	Accrued expenses and other current liabilities	$54	$2,328
Forward contracts	Other liabilities	$3	$—
The following table presents the pretax impact of losses and gains from the Company's designated derivative instruments on its Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash flow hedges:
Foreign exchange contracts	$(495)	$1,161	$3,331	$(4,000)
As of September 30, 2026, the current maturity dates of the Company’s derivative instruments range from October 2026 to December 2027.
During the three and nine months ended September 30, 2026 and 2025, the Company's hedging activities were deemed effective, with no ineffectiveness recognized in the Company's Condensed Consolidated Statements of Operations. Gains and losses from these hedging activities are recorded in cost of sales in the Company's Condensed Consolidated Statements of Operations.
During the second quarter of 2025, the Company's settlement of certain foreign exchange forward contracts resulted in a gain of $9,252, which was recorded as gain on derivative in the Company's Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025. These contracts were entered into to hedge foreign exchange rate risk associated with a portion of the purchase price in connection with the Kurt Geiger acquisition.

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
Letters of Credit
As of September 30, 2026, the Company had $504 in letters of credit outstanding unrelated to the Company's Credit Agreement.
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
As of September 30, 2026, future minimum royalty and advertising payment commitments under the license agreement were $30,960. Royalty expenses are recognized in cost of sales in the Company's Condensed Consolidated Statements of Operations.
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
The accounting for the IEEPA tariff refund reflects the original treatment of the underlying tariff costs. For IEEPA tariffs associated with inventory that has been sold, the Company recognized a reduction in cost of sales in the Company's Condensed Consolidated Statements of Operations during the nine months ended September 30, 2026, including $55,090 related to inventory sold in prior periods. For IEEPA tariffs associated with inventory on hand as of the reporting date, the Company reduced the carrying amount of inventory.

During the second quarter of 2026, the Company received approximately $92,097 from the U.S. Department of the Treasury related to its Phase 1 IEEPA tariff refund claim, of which approximately $89,024 represented reimbursement of previously paid IEEPA tariffs and approximately $3,073 represented statutory interest. The receipt of the principal reduced the previously recognized tariff refund receivable. The interest was recognized within interest and other expense, net in the Company’s Condensed Consolidated Statements of Operations during the nine months ended September 30, 2026. As of September 30, 2026, a small portion of the Company’s original tariff refund claim remains outstanding and is expected to be processed as part of CBP's Phase 2 refund process.
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
The Company’s CODM does not evaluate the financial performance of each segment based on its respective assets, and therefore, the Company does not report this information.

The following tables set forth information related to the Company's segments:

For the three months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to-Consumer	Licensing	Total
September 30, 2026
Total revenue(1)	$322,632	$206,105	$239,155	$4,714	$772,606
Less: Cost of sales(2)	202,666	131,680	94,008	—	428,354
Gross profit	119,966	74,425	145,147	4,714	344,252
Less: Change in valuation of contingent payment liability(2)	350	(554)	1,225	—	1,021
Less: Salaries and related expense(2)	21,369	17,070	39,579	242	78,260
Less: Other segment items(3)	36,365	23,867	103,312	400	163,944
Segment income from operations(4)	$61,882	$34,042	$1,031	$4,072	$101,027
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
(4) Excludes Corporate, which does not constitute a reportable segment.

For the three months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to-Consumer	Licensing	Total
September 30, 2025
Total revenue(1)	$266,543	$176,152	$221,505	$3,675	$667,875
Less: Cost of sales(2)	174,859	123,186	92,455	—	390,500
Gross profit	91,684	52,966	129,050	3,675	277,375
Less: Salaries and related expense(2)	18,153	15,499	35,111	242	69,005
Less: Other segment items(3)	33,417	21,864	98,379	(25)	153,635
Segment income / (loss) from operations(4)	$40,114	$15,603	$(4,440)	$3,458	$54,735
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
(4) Excludes Corporate, which does not constitute a reportable segment.

For the nine months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to-Consumer	Licensing	Total
September 30, 2026
Total revenue(1)	$841,542	$538,347	$700,577	$11,101	$2,091,567
Less: Cost of sales(2)	500,235	323,812	256,189	—	1,080,236
Gross profit	341,307	214,535	444,388	11,101	1,011,331
Less: Change in valuation of contingent payment liability(2)	350	(169)	1,225	—	1,406
Less: Salaries and related expense(2)	63,219	49,565	111,359	719	224,862
Less: Other segment items(3)	104,726	65,269	319,157	1,198	490,350
Segment income from operations(4)	$173,012	$99,870	$12,647	$9,184	$294,713
(1) There were no inter-segment revenue transactions during any of the periods presented, and therefore, total segment revenue represents consolidated revenue.
(2) The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(3) Other segment items in Wholesale Footwear, Wholesale Accessories/Apparel, and Direct-to-Consumer segments consist of the following: warehouse and shipping, advertising and promotion, occupancy, depreciation and amortization, certain severances and termination benefits, and other miscellaneous costs. Other segment items in the Licensing segment consist of advertising and promotion and other miscellaneous costs.
(4) Excludes Corporate, which does not constitute a reportable segment.

For the nine months ended,	Wholesale Footwear	Wholesale Accessories/Apparel	Direct-to-Consumer	Licensing	Total
September 30, 2025
Total revenue(1)	$782,827	$459,774	$529,071	$8,737	$1,780,409
Less: Cost of sales(2)	513,967	318,950	217,823	—	1,050,740
Gross profit	268,860	140,824	311,248	8,737	729,669
Less: Change in valuation of contingent payment liability(2)	—	(2,075)	—	—	(2,075)
Less: Salaries and related expense(2)	53,082	42,632	81,768	753	178,235
Less: Other segment items(3)	87,671	56,343	284,482	344	428,840
Segment income from operations(4)	$128,107	$43,924	$(55,002)	$7,640	$124,669
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
(4) Excludes Corporate, which does not constitute a reportable segment.
The following table reconciles total segment income from operations to income before provision for income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total segment income from operations	$101,027	$54,735	$294,713	$124,669
Corporate costs	(27,821)	(23,377)	(83,446)	(80,070)
Gain on derivative	—	—	—	9,252
Interest and other expense, net	(1,826)	(4,947)	(6,688)	(7,913)
Income before provision for income taxes	$71,380	$26,411	$204,579	$45,938

The following table presents capital expenditures by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Wholesale Footwear	$3,405	$988	$5,139	$3,389
Wholesale Accessories/Apparel	117	1,105	1,004	1,630
Direct-to-Consumer	9,432	12,141	19,074	23,818
Corporate(1)	1,453	588	3,601	3,501
Total	$14,407	$14,822	$28,818	$32,338
(1) Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services.
The following table presents depreciation and amortization by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Wholesale Footwear	$595	$774	$1,657	$1,766
Wholesale Accessories/Apparel	429	874	1,122	1,813
Direct-to-Consumer	5,737	6,767	17,522	14,179
Corporate(1)	2,452	2,767	7,346	7,350
Total	$9,213	$11,182	$27,647	$25,108
(1) Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These costs are primarily related to expenses associated with corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services.
The following table summarizes revenues by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Domestic (1)	$506,978	$411,991	$1,353,078	$1,230,790
International	265,628	255,884	738,489	549,619
Total	$772,606	$667,875	$2,091,567	$1,780,409
(1) Includes revenues of $69,225 and $197,200 for the three and nine months ended September 30, 2026, respectively, and $62,449 and $221,949 for the three and nine months ended September 30, 2025, respectively, related to sales to U.S. customers where title is transferred outside the U.S. and the sale is recorded by the Company's international entities.

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
The Credit Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including the requirements that the borrowers not permit (i) the Total Net Leverage Ratio as of the end of any fiscal quarter to be greater than 3.00 to 1.00 and (ii) the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) as of the end of any fiscal quarter to be less than 1.25 to 1.00. As of September 30, 2026, all financial covenants associated with the Credit Agreement were within the prescribed thresholds.
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
During 2025, the Company incurred total debt issuance costs of $8,954 in connection with the Credit Agreement, including $6,716 allocated to the term loan facility and $2,238 allocated to the revolving credit facility. Debt issuance costs associated with the term loan are presented as a direct reduction from the carrying amount of the related facility within long-term debt on the Company’s Condensed Consolidated Balance Sheets and are amortized to interest expense using the effective interest method. Debt issuance costs associated with the revolving credit facility are presented within deposits and other on the Company’s Condensed Consolidated Balance Sheets and are amortized to interest expense on a straight-line basis over the five-year term of the facility. The remaining unamortized debt issuance costs under each facility on the Company’s Condensed Consolidated Balance Sheets are summarized in the tables below. During the three and nine months ended September 30, 2026, $451 and $1,339, respectively, related to the amortization of debt issuance costs was included in interest expense in the Company’s Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2025, $451 and $725, respectively, related to the amortization of debt issuance costs was included in interest expense in the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2026, the Company had $3,330 in letters of credit outstanding related to the Company's revolving credit facility.
Term Loan Facility
The following table presents details of the term loan facility as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Long-term debt – noncurrent portion
Gross carrying amount of term loan	$100,000	$240,000
Less: unamortized debt issuance costs	4,830	5,834
Long-term debt	$95,170	$234,166
Revolving Credit Facility
The following table presents details of the revolving credit facility as of September 30, 2026 and December 31, 2025:

	Balance Sheet Classification	September 30, 2026	December 31, 2025
Outstanding borrowings	Long-term debt	$25,000	$—
Unamortized debt issuance costs	Deposits and other	1,610	1,945
Future Maturities of Long-term Debt
The following table presents the future maturities related to our long-term debt as of September 30, 2026:

2026 (remaining three months)	$—
2027	—
2028	—
2029	—
2030	125,000
$125,000
Subsequent Event
Subsequent to quarter-end and prior to issuance of our Form 10-Q on November 6, 2026, the Company made net repayments of $25,000 under its revolving credit facility. These repayments represented voluntary prepayments funded with available cash on hand. Following these repayments, no borrowings were outstanding under the revolving credit facility.

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

Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40)," which requires disaggregation of certain expense captions into specified categories in disclosures. This new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Adoption of this ASU can be applied using either a prospective or a retrospective approach. The Company is currently evaluating the impact of ASU 2024-03. The Company does not expect that this ASU will have a material impact on its Condensed Consolidated Financial Statements, but it will require increased disclosures within the notes to its Condensed Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which removes references to project stages, and requires capitalization of software costs to begin when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the intended function. The ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Adoption of this ASU can be applied using either a prospective, modified, or retrospective transition approach. The Company is currently evaluating the impact the adoption of the standard will have on its Condensed Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-07, "Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract," which (1) refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting and (2) provides clarification under Topic 606 related to share-based payments from a customer in a revenue contract. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. Adoption of this ASU can be applied using either a prospective or a modified retrospective approach. The Company is currently evaluating the impact the adoption of the standard will have on its Condensed Consolidated Financial Statements.
In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements," which includes amendments to more closely align hedge accounting with the economics of an entity’s risk management activities. This new standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. ASU 2025-09 should be applied prospectively. The Company is currently evaluating the impact the adoption of the standard will have on its Condensed Consolidated Financial Statements.
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
In December 2025, the FASB issued ASU No. 2025-12, "Codification Improvements." The ASU addresses 33 items in the Accounting Standards Codification with intent to clarify guidance, correct errors, or make minor improvements. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The adoption method of this ASU may vary, on an issue-by-issue basis. The Company is currently evaluating the impact the adoption of the standard will have on its Condensed Consolidated Financial Statements.
The Company has considered all new accounting pronouncements and has concluded that there are no additional pronouncements that may have a material impact on its results of operations, financial condition, and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2026 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
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
•the actions of our licensees or the loss of a significant licensee and diminished brand integrity;
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
Macroeconomic Conditions and Industry Trends
During the third quarter of 2026, shifting macroeconomic conditions continued to influence our operating environment, reinforcing the importance of flexibility in our sourcing, supply chain, and go-to-market strategies.
Global trade policy developments remained a key consideration during the third quarter of 2026. Following the United States Supreme Court’s February 2026 decision concluding that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not authorized, and the U.S. Court of International Trade’s (“CIT”) subsequent order directing U.S. Customs and Border Protection (“CBP”) to provide refunds of previously collected amounts, including applicable interest, the administration continued to advance alternative trade measures. During the quarter, temporary tariffs imposed under Section 122 of the Trade Act of 1974 expired, and new tariffs under Section 301 of the Trade Act of 1974 took effect on imports from a broad range of trading partners, subject to certain exemptions. Negotiations following the July 2026 review of the United States-Mexico-Canada Agreement (“USMCA”), along with developments involving other international trade arrangements, added to the uncertainty surrounding global trade. The timing, scope, and magnitude of future tariff-related impacts remain dependent on changes in trade policy, ongoing negotiations, judicial proceedings, and regulatory actions. We continue to navigate these conditions through diversified sourcing, selective pricing adjustments, and cost management initiatives.
Consumer spending patterns continued to reflect the effects of interest rates, persistent inflationary pressures, and broader economic uncertainty. In September 2026, the U.S. Federal Reserve increased its benchmark interest rate in response to continued inflation concerns. Demand varied across channels and regions, with consumers remaining sensitive to pricing and discretionary purchases. Fluctuations in foreign currency exchange rates and uncertainty regarding global economic growth also continued to shape the operating environment and consumer sentiment.
Geopolitical uncertainty remained a factor in global markets throughout the quarter. Ongoing conflicts in Ukraine and the Middle East, including renewed hostilities involving Iran and disruptions to regional energy flows, continued alongside broader strategic tensions between the United States and China. These developments have contributed to global business conditions and may continue to affect supply chains, trade flows, energy and other input costs, and freight markets.
Consumer expectations for seamless engagement across digital and physical channels continued to shape the retail landscape. Our priorities remain centered on enhancing the consumer experience and strengthening our omnichannel capabilities through ongoing investments in e-commerce, data analytics, and digital engagement. Within the wholesale channel, continued economic and trade-related uncertainty reinforced customers’ focus on disciplined inventory management and cautious purchasing decisions.
Despite the evolving macroeconomic environment, some things remain the same, including our steadfast commitment to executing the following key strategic initiatives, which are aimed at driving long-term growth and creating shareholder value:
•Win with product. Utilizing our proven model – which combines talented design teams, a test-and-react strategy, and industry-leading speed-to-market capability – to create trend-right product assortments across footwear, accessories, and apparel categories that resonate with our consumers.
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

•Expand Direct-to-Consumer led by digital. Expanding our direct-to-consumer business with a focus on growing our digital business, including optimizing site functionality, personalization, and digital marketing, to enhance our consumers' overall shopping experience.
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
Dividends
On November 4, 2026, our Board of Directors declared a quarterly cash dividend of $0.21 per share payable on December 24, 2026 to stockholders of record as of the close of business on December 11, 2026.
Key Highlights
Total revenue for the quarter ended September 30, 2026 increased 15.7% to $772,606, compared to $667,875 in the same period of last year, driven by growth in both wholesale and direct-to-consumer businesses. Net income attributable to Steven Madden, Ltd. was $52,415 in the third quarter of 2026, compared to $20,528 in the same period of last year. Our effective tax rate for the third quarter of 2026 was 26.2%, compared to 17.4% in the same period of last year. Diluted income per share was $0.72 per share on 72,577 diluted weighted average shares outstanding, compared to $0.29 per share on 71,157 diluted weighted average shares outstanding in the third quarter of the prior year.
Our inventory turnover (calculated on a trailing four quarter average) for the quarter ended September 30, 2026 was 3.8 times, compared to 4.0 times at September 30, 2025. Excluding the Kurt Geiger business, our inventory turnover for the quarter ended September 30, 2026 was 5.0 times, compared to 4.5 times for the quarter ended September 30, 2025. Our total Company accounts receivable average collection days decreased to 56 days in the third quarter of 2026, compared to 58 days in the third quarter of 2025. As of September 30, 2026, we had $71,334 in cash and cash equivalents, and total stockholders’ equity of $1,016,124. Working capital was $484,165 as of September 30, 2026, compared to $520,512 as of September 30, 2025.
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

Results of Operations

The following tables set forth information on operations for the periods indicated:

	Three Months Ended September 30,
(in thousands, except for number of stores)	2026		2025
CONSOLIDATED:
Net sales	$767,892	99.4%	$664,200	99.4%
Licensing income	4,714	0.6%	3,675	0.6%
Total revenue	772,606	100.0%	667,875	100.0%
Cost of sales (exclusive of depreciation and amortization)	428,354	55.4%	390,500	58.5%
Gross profit	344,252	44.6%	277,375	41.5%
Operating expenses	270,025	34.9%	246,017	36.8%
Change in valuation of contingent payment liability	1,021	0.1%	—	—%
Income from operations	73,206	9.5%	31,358	4.7%
Interest and other expense	(1,826)	(0.2%)	(4,947)	(0.7%)
Income before provision for income taxes	$71,380	9.2%	$26,411	4.0%
Net income attributable to Steven Madden, Ltd.	$52,415	6.8%	$20,528	3.1%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total revenue	$322,632	100.0%	$266,543	100.0%
Cost of sales (exclusive of depreciation and amortization)	202,666	62.8%	174,859	65.6%
Gross profit	119,966	37.2%	91,684	34.4%
Operating expenses	57,734	17.9%	51,570	19.3%
Change in valuation of contingent payment liability	350	0.1%	—	—%
Income from operations	$61,882	19.2%	$40,114	15.0%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total revenue	$206,105	100.0%	$176,152	100.0%
Cost of sales (exclusive of depreciation and amortization)	131,680	63.9%	123,186	69.9%
Gross profit	74,425	36.1%	52,966	30.1%
Operating expenses	40,937	19.9%	37,363	21.2%
Change in valuation of contingent payment liability	(554)	(0.3%)	—	—%
Income from operations	$34,042	16.5%	$15,603	8.9%

DIRECT-TO-CONSUMER SEGMENT:
Total revenue	$239,155	100.0%	$221,505	100.0%
Cost of sales (exclusive of depreciation and amortization)	94,008	39.3%	92,455	41.7%
Gross profit	145,147	60.7%	129,050	58.3%
Operating expenses	142,891	59.7%	133,490	60.3%
Change in valuation of contingent payment liability	1,225	0.5%	—	—%
Income / (loss) from operations	$1,031	0.4%	$(4,440)	(2.0%)
Number of stores (excludes concessions)	389		404

LICENSING SEGMENT:
Licensing income	$4,714	100.0%	$3,675	100.0%
Gross profit	4,714	100.0%	3,675	100.0%
Operating expenses	642	13.6%	217	5.9%
Income from operations	$4,072	86.4%	$3,458	94.1%

CORPORATE:
Operating expenses	$27,821	—%	$23,377	—%
Loss from operations	$(27,821)	—%	$(23,377)	—%

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Consolidated

Total revenue for the three months ended September 30, 2026 increased 15.7% to $772,606, compared to $667,875 in the comparable period in the prior year. The increase was driven by growth in both the wholesale and direct-to-consumer businesses.
Gross profit for the three months ended September 30, 2026 was $344,252, or 44.6% of total revenue, compared to $277,375, or 41.5% of total revenue, in the comparable period in the prior year. The increase in gross profit as a percentage of total revenue was primarily due to the strength of our underlying operating performance and a smaller negative impact from tariffs, partially offset by higher freight costs. The comparable period in the prior year included $12,309 related to purchase accounting fair value adjustments of inventory from the Kurt Geiger acquisition.
Operating expenses for the three months ended September 30, 2026 were $270,025, or 34.9% of total revenue, compared to $246,017, or 36.8% of total revenue, in the comparable period in the prior year. The decrease in operating expenses as a percentage of total revenue reflects leveraging of operating expenses on a higher revenue base. The third quarter of 2026 included charges of $3,933 in connection with acquisition-related costs attributable to Kurt Geiger, and $790 related to legal costs as a result of litigation settlements. The comparable period in the prior year included charges of $1,087 related to certain severances and termination benefits, $695 related to acquisition costs and the formation of joint ventures, and $803 related to legal costs as a result of litigation settlements.
During the three months ended September 30, 2026, we recorded an expense of $1,021 related to the change in the fair value of contingent payment liabilities.
Income from operations for the three months ended September 30, 2026 was $73,206, or 9.5% of total revenue, compared to $31,358, or 4.7% of total revenue, in the comparable period in the prior year. The effective tax rate for the three months ended September 30, 2026 was 26.2% compared to 17.4% in the comparable period in the prior year. The difference between the Company’s effective tax rates was primarily due to the prior year benefiting from a reduction in non-deductible expenses related to the Kurt Geiger acquisition and the jurisdictional mix of pre-tax earnings.
Net income attributable to Steven Madden, Ltd. for the three months ended September 30, 2026 was $52,415, compared to $20,528 in the comparable period in the prior year.
Wholesale Footwear Segment

Revenue from the Wholesale Footwear segment for the three months ended September 30, 2026 was $322,632, or 41.8% of total revenue, compared to $266,543, or 39.9% of total revenue, in the comparable period in the prior year. The increase of 21.0% was primarily driven by strong growth in the branded business.
Gross profit for the Wholesale Footwear segment was $119,966, or 37.2% of Wholesale Footwear revenue, for the three months ended September 30, 2026, compared to $91,684, or 34.4%, in the comparable period in the prior year. The increase in gross profit as a percentage of revenue was driven by the strength of our underlying operating performance and a smaller negative impact from tariffs, partially offset by higher freight costs. The comparable period in the prior year included $1,737 related to the purchase accounting fair value adjustment of inventory from the Kurt Geiger acquisition.
Operating expenses for the three months ended September 30, 2026 for the Wholesale Footwear segment were $57,734, or 17.9% of Wholesale Footwear revenue, compared to $51,570, or 19.3% of Wholesale Footwear revenue, in the comparable period in the prior year. The decrease in operating expenses as a percentage of Wholesale Footwear revenue reflects leveraging of operating expenses on a higher revenue base. The third quarter of 2026 included a charge of $151 in connection with acquisition-related costs attributable to Kurt Geiger. The comparable period in the prior year included $1,592 related to legal costs as a result of litigation settlements, $491 related to certain severances and termination benefits, and $17 related to acquisition costs and the formation of joint ventures.

During the three months ended September 30, 2026, we recorded an expense of $350 related to the change in the fair value of contingent payment liabilities.
Income from operations for the three months ended September 30, 2026 for the Wholesale Footwear segment totaled $61,882, or 19.2% of Wholesale Footwear revenue, compared to $40,114, or 15.0% of Wholesale Footwear revenue in the comparable period in the prior year.

Wholesale Accessories/Apparel Segment
Revenue from the Wholesale Accessories/Apparel segment for the three months ended September 30, 2026 was $206,105, or 26.7% of total revenue, compared to $176,152, or 26.4% of total revenue, in the comparable period in the prior year. The increase of 17.0% was primarily driven by strong growth in the branded business.
Gross profit for the Wholesale Accessories/Apparel segment was $74,425, or 36.1% of Wholesale Accessories/Apparel revenue, for the three months ended September 30, 2026, compared to $52,966, or 30.1% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year. The increase in gross profit as a percentage of revenue was driven by the strength of our underlying operating performance and a smaller negative impact from tariffs, partially offset by higher freight costs. The comparable period in the prior year included a charge of $2,506 related to the purchase accounting fair value adjustment of inventory from the Kurt Geiger acquisition.
Operating expenses for the three months ended September 30, 2026 for the Wholesale Accessories/Apparel segment were $40,937, or 19.9% of Wholesale Accessories/Apparel revenue, compared to $37,363, or 21.2% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year. The decrease in operating expenses as a percentage of Wholesale Accessories/Apparel revenue reflects leveraging of operating expenses on a higher revenue base. The third quarter of 2026 included charges of $790 related to legal costs as a result of litigation settlements and earnout-related litigation and $76 in connection with acquisition-related costs attributable to Kurt Geiger. The comparable period in the prior year included charges of $780 related to legal costs as a result of litigation settlements, $122 related to certain severances and termination benefits, and $8 related to acquisition costs and the formation of joint ventures.
During the three months ended September 30, 2026, we recorded a net benefit of $554 related to the change in fair value of contingent payment liabilities.
Income from operations for the three months ended September 30, 2026 for the Wholesale Accessories/Apparel segment was $34,042, or 16.5% of Wholesale Accessories/Apparel revenue, compared to $15,603, or 8.9% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year.
Direct-to-Consumer Segment
Revenue from the Direct-to-Consumer segment for the three months ended September 30, 2026 was $239,155, or 31.0% of total revenue, compared to $221,505, or 33.2% of total revenue, in the comparable period in the prior year. The increase of 8.0% was driven by growth in both our brick-and-mortar and e-commerce businesses. As of September 30, 2026, we operated 381 brick-and-mortar stores, eight e-commerce websites, and 190 concessions in international markets. As of September 30, 2025, we operated 397 brick-and-mortar stores, seven e-commerce websites, and 133 concessions in international markets.
Gross profit for the three months ended September 30, 2026 for the Direct-to-Consumer segment was $145,147, or 60.7% of Direct-to-Consumer revenue, compared to $129,050, or 58.3% of Direct-to-Consumer revenue, in the comparable period in the prior year. The increase in gross profit as a percentage of revenue was primarily due to a charge of $8,066 in the prior-year period related to the purchase accounting fair value adjustment of inventory from the Kurt Geiger acquisition.
Operating expenses for the three months ended September 30, 2026 for the Direct-to-Consumer segment were $142,891, or 59.7% of Direct-to-Consumer revenue, compared to $133,490, or 60.3% of Direct-to-Consumer revenue, in the comparable period in the prior year. The decrease in operating expenses as a percentage of revenue reflects leveraging of operating expenses on a higher revenue base. The third quarter of 2026 included charges of $3,706 in connection with acquisition-related costs attributable to Kurt Geiger. The prior-year period included charges of $671 related to acquisition costs and the formation of joint ventures, and $469 related to certain severances and termination benefits.
During the three months ended September 30, 2026, we recorded an expense of $1,225 related to the change in fair value of contingent payment liabilities.
Income from operations for the three months ended September 30, 2026 for the Direct-to-Consumer segment was $1,031, or 0.4% of Direct-to-Consumer revenue, compared to a loss from operations of $4,440, or (2.0%) of Direct-to-Consumer revenue, in the comparable period in the prior year.
Licensing Segment
Royalty income from the Licensing segment for the three months ended September 30, 2026 was $4,714, or 0.6% of total revenue, compared to $3,675, or 0.6% of total revenue, in the comparable period in the prior year. Operating expenses for the three months ended September 30, 2026 were $642, compared to $217 in the comparable period of the prior year. Income from operations for the three months ended September 30, 2026 was $4,072, compared to $3,458 in the comparable period in the prior year.
Corporate
Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These expenses primarily relate to corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services. Corporate operating expenses for the three months ended September 30, 2026 were $27,821, or 3.6% of total revenue, compared to $23,377, or 3.5% of total revenue, in the comparable period in the prior year.

Results of Operations

The following tables set forth information on operations for the periods indicated:

	Nine Months Ended September 30,
(in thousands, except for number of stores)	2026		2025
CONSOLIDATED:
Net sales	$2,080,466	99.5%	$1,771,672	99.5%
Licensing income	11,101	0.5%	8,737	0.5%
Total revenue	2,091,567	100.0%	1,780,409	100.0%
Cost of sales (exclusive of depreciation and amortization)	1,080,236	51.6%	1,050,740	59.0%
Gross profit	1,011,331	48.4%	729,669	41.0%
Operating expenses	798,658	38.2%	687,145	38.6%
Change in valuation of contingent payment liability	1,406	0.1%	(2,075)	(0.1%)
Income from operations	211,267	10.1%	44,599	2.5%
Gain on derivative	—	—%	9,252	0.5%
Interest and other expense	(6,688)	(0.3%)	(7,913)	(0.4%)
Income before provision for income taxes	$204,579	9.8%	$45,938	2.6%
Net income attributable to Steven Madden, Ltd.	$151,964	7.3%	$21,474	1.2%

BY SEGMENT:
WHOLESALE FOOTWEAR SEGMENT:
Total revenue	$841,542	100.0%	$782,827	100.0%
Cost of sales (exclusive of depreciation and amortization)	500,235	59.4%	513,967	65.7%
Gross profit	341,307	40.6%	268,860	34.3%
Operating expenses	167,945	20.0%	140,753	18.0%
Change in valuation of contingent payment liability	350	—%	—	—%
Income from operations	$173,012	20.6%	$128,107	16.4%

WHOLESALE ACCESSORIES/APPAREL SEGMENT:
Total revenue	$538,347	100.0%	$459,774	100.0%
Cost of sales (exclusive of depreciation and amortization)	323,812	60.1%	318,950	69.4%
Gross profit	214,535	39.9%	140,824	30.6%
Operating expenses	114,834	21.3%	98,975	21.5%
Change in valuation of contingent payment liability	(169)	—%	(2,075)	(0.5%)
Income from operations	$99,870	18.6%	$43,924	9.6%

DIRECT-TO-CONSUMER SEGMENT:
Total revenue	$700,577	100.0%	$529,071	100.0%
Cost of sales (exclusive of depreciation and amortization)	256,189	36.6%	217,823	41.2%
Gross profit	444,388	63.4%	311,248	58.8%
Operating expenses	430,516	61.5%	366,250	69.2%
Change in valuation of contingent payment liability	1,225	0.2%	—	—%
Income / (loss) from operations	$12,647	1.8%	$(55,002)	(10.4%)
Number of stores	389		404

LICENSING SEGMENT:
Licensing income	$11,101	100.0%	$8,737	100.0%
Gross profit	11,101	100.0%	8,737	100.0%
Operating expenses	1,917	17.3%	1,097	12.6%
Income from operations	$9,184	82.7%	$7,640	87.4%

CORPORATE:
Operating expenses	83,446	—%	$80,070	—%
Loss from operations	$(83,446)	—%	$(80,070)	—%

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Consolidated

Total revenue for the nine months ended September 30, 2026 increased 17.5% to $2,091,567, compared to $1,780,409 in the comparable period in the prior year. The increase was driven by the acquisition of Kurt Geiger and a strong performance in the legacy branded business, partially offset by a decline in the private label business.
Gross profit for the nine months ended September 30, 2026 was $1,011,331, or 48.4% of total revenue, compared to $729,669, or 41.0% of total revenue, in the comparable period in the prior year. The increase in gross profit as a percentage of total revenue was due to the refund of IEEPA tariffs, higher average selling prices, a smaller negative impact from tariffs, a higher penetration of the Direct-to-Consumer segment, and lower penetration of the private label business, partially offset by higher freight costs. The comparable period in the prior year included a charge of $20,840 related to purchase accounting fair value adjustment of inventory primarily attributable to the Kurt Geiger acquisition.

Operating expenses for the nine months ended September 30, 2026 were $798,658, or 38.2% of total revenue, compared to $687,145, or 38.6% of total revenue, in the comparable period in the prior year. The decrease in operating expenses as a percentage of total revenue was primarily due to the prior year period including $38,819 related to a one-time compensation expense resulting from the reallocation of acquisition-related sellers' proceeds from institutional sellers to management sellers in excess of their respective pre-acquisition equity ownership, as well as charges of $12,017 related to acquisition costs and the formation of joint ventures, $6,732 related to legal costs as a result of litigation settlements, and $4,030 related to certain severances and termination benefits. The current year period included a partial offset due to higher incentive compensation, distribution and logistics expenses, and a higher penetration of the Direct-to-Consumer segment. The current-year period also included charges of $5,017 related to legal costs resulting from litigation settlements and earnout-related litigation, $4,524 in connection with acquisition-related costs and the formation of international joint ventures, and $2,649 related to certain severances and termination benefits.

During the nine months ended September 30, 2026, we recorded an expense of $1,406 related to the change in fair value of contingent payment liabilities. In the comparable period in the prior year, we recorded a benefit of $2,075 related to the change in fair value of contingent payment liabilities.
Income from operations for the nine months ended September 30, 2026 was $211,267, or 10.1% of total revenue, compared to $44,599, or 2.5% of total revenue, in the comparable period in the prior year. The effective tax rate for the nine months ended September 30, 2026 was 25.6%, compared to 47.0% in the comparable period in the prior year. The difference between the Company’s effective tax rates was primarily due to non-deductible expenses treated as discrete items related to the Kurt Geiger acquisition in the prior year.
Net income attributable to Steven Madden, Ltd. for the nine months ended September 30, 2026 was $151,964, compared to $21,474 in the comparable period in the prior year.
Wholesale Footwear Segment

Revenue from the Wholesale Footwear segment for the nine months ended September 30, 2026 was $841,542, or 40.2% of total revenue, compared to $782,827, or 44.0% of total revenue, in the comparable period in the prior year. The increase of 7.5% was primarily driven by the acquisition of Kurt Geiger and a strong performance in the legacy branded business, partially offset by a decline in the private label business.

Gross profit for the nine months ended September 30, 2026 for the Wholesale Footwear segment was $341,307, or 40.6% of Wholesale Footwear revenue, compared to $268,860, or 34.3% of Wholesale Footwear revenue, in the comparable period in the prior year. The increase in gross profit as a percentage of revenue was due to the refund of IEEPA tariffs, higher average selling prices, a smaller negative impact from tariffs, and a lower penetration of the private label business, partially offset by higher freight costs. The comparable period in the prior year included $3,180 related to the purchase accounting fair value adjustment of inventory from the Kurt Geiger acquisition.
Operating expenses for the nine months ended September 30, 2026 for the Wholesale Footwear segment were $167,945, or 20.0% of Wholesale Footwear revenue, compared to $140,753, or 18.0% of Wholesale Footwear revenue, in the comparable period in the prior year. The increase in operating expenses as a percentage of Wholesale Footwear revenue was due to higher incentive compensation and higher distribution and logistics expenses. The current-year period also included charges of $1,545 related to certain severances and termination benefits, $1,334 related to legal costs resulting from litigation settlements, and $232 in connection with acquisition-related costs and the formation of international joint ventures. The comparable period in the prior year included charges of $1,592 related to legal costs as a result of litigation settlements, $1,438 related to certain severances and termination benefits, and $97 related to acquisition costs and the formation of joint ventures.
During the nine months ended September 30, 2026, we recorded an expense of $350 related to the change in fair value of contingent payment liabilities.
Income from operations for the nine months ended September 30, 2026 for the Wholesale Footwear segment totaled $173,012, or 20.6% of Wholesale Footwear revenue, compared to $128,107, or 16.4% of Wholesale Footwear revenue, in the comparable period in the prior year.
Wholesale Accessories/Apparel Segment

Revenue from the Wholesale Accessories/Apparel segment for the nine months ended September 30, 2026 was $538,347, or 25.7% of total revenue, compared to $459,774, or 25.8% of total revenue, in the comparable period in the prior year. The increase of 17.1% was primarily driven by the acquisition of Kurt Geiger and a strong performance in the legacy branded business, partially offset by a decline in the private label business.
Gross profit for the nine months ended September 30, 2026 for the Wholesale Accessories/Apparel segment was $214,535, or 39.9% of Wholesale Accessories/Apparel revenue, compared to $140,824, or 30.6% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year. The increase in gross profit as a percentage of revenue was due to the refund of IEEPA tariffs, higher average selling prices, the acquisition of Kurt Geiger, a smaller negative impact from tariffs, and a lower penetration of the private label business, partially offset by higher freight costs. The comparable period in the prior year included a charge of $4,599 related to the purchase accounting fair value adjustment of inventory primarily attributable to the acquisition of Kurt Geiger.
Operating expenses for the nine months ended September 30, 2026 for the Wholesale Accessories/Apparel segment were $114,834, or 21.3% of Wholesale Accessories/Apparel revenue, compared to $98,975, or 21.5% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year. The decrease in operating expenses as a percentage of Wholesale Accessories/Apparel revenue reflects leveraging of operating expenses on a higher revenue base, partially offset by the acquisition of Kurt Geiger, higher incentive compensation, and higher distribution and logistics expenses. The current-year period included charges of $1,701 related to legal costs resulting from earnout-related litigation, $669 related to certain severances and termination benefits, and $76 in connection with acquisition-related costs. The comparable period in the prior year included charges of $2,759 related to legal costs as a result of litigation settlements, $449 related to certain severances and termination benefits, and $38 related to acquisition costs and the formation of joint ventures.
During the nine months ended September 30, 2026, we recorded a net benefit of $169 related to the change in fair value of contingent payment liabilities. During the comparable period in the prior year, we recorded a benefit of $2,075 related to the change in fair value of contingent payment liabilities.
Income from operations for the nine months ended September 30, 2026 for the Wholesale Accessories/Apparel segment was $99,870, or 18.6% of Wholesale Accessories/Apparel revenue, compared to $43,924, or 9.6% of Wholesale Accessories/Apparel revenue, in the comparable period in the prior year.
Direct-to-Consumer Segment

Revenue from the Direct-to-Consumer segment for the nine months ended September 30, 2026 was $700,577, or 33.5% of total revenue, compared to $529,071, or 29.7% of total revenue, in the comparable period in the prior year. The increase of 32.4% was driven by the acquisition of Kurt Geiger and a strong Steve Madden performance in both our brick-and-mortar and e-commerce businesses.
Gross profit for the nine months ended September 30, 2026 for the Direct-to-Consumer segment was $444,388, or 63.4% of Direct-to-Consumer revenue, compared to $311,248, or 58.8% of Direct-to-Consumer revenue, in the comparable period in the prior year. The increase in gross profit as a percentage of revenue was due to the refund of IEEPA tariffs, higher average selling prices, and a reduction in promotional activity, partially offset by higher freight costs. The comparable period in the prior year included a charge of $13,060 related to the purchase accounting fair value adjustment of inventory from the Kurt Geiger acquisition.

Operating expenses for the nine months ended September 30, 2026 for the Direct-to-Consumer segment were $430,516, or 61.5% of Direct-to-Consumer revenue, compared to $366,250, or 69.2% of Direct-to-Consumer revenue, in the comparable period in the prior year. The decrease in operating expenses as a percentage of revenue was primarily attributable to the one-time recognition of compensation expense of $38,819 in the prior-year period resulting from the reallocation of acquisition-related sellers' proceeds from institutional sellers to management sellers in excess of their respective pre-acquisition equity ownership. The prior-year period also included charges of $8,363 related to acquisition costs in connection with the Kurt Geiger acquisition and the formation of joint ventures, $1,453 related to legal costs as a result of litigation settlements, and $1,384 related to certain severances and termination benefits. This was partially offset by higher incentive compensation, marketing, and higher distribution and logistics expenses in the current-year period. The current-year period also included charges of $4,210 in connection with acquisition-related costs and the formation of international joint ventures, $1,454 related to legal costs resulting from litigation settlements, and $229 related to certain severances and termination benefits.
During the nine months ended September 30, 2026, we recorded an expense of $1,225 related to the change in fair value of contingent payment liabilities.
Income from operations for the nine months ended September 30, 2026 for the Direct-to-Consumer segment was $12,647, or 1.8% of Direct-to-Consumer revenue, compared to a loss from operations of $55,002, or (10.4%) of Direct-to-Consumer revenue, in the comparable period in the prior year.
Licensing Segment

Royalty income from the Licensing segment for the nine months ended September 30, 2026 was $11,101, or 0.5% of total revenue, compared to $8,737, or 0.5% of total revenue, in the comparable period in the prior year. Operating expenses for the nine months ended September 30, 2026 were $1,917, compared to $1,097 in the comparable period in the prior year. The current-year period included charges of $528 related to legal costs resulting from litigation settlements. Income from operations for the nine months ended September 30, 2026 was $9,184, compared to $7,640 in the comparable period in the prior year.
Corporate

Corporate does not constitute a reportable segment and includes costs not directly attributable to the segments. These expenses primarily relate to corporate executives, corporate finance, corporate social responsibility, legal, human resources, information technology, cybersecurity, and other shared services. Corporate operating expenses for the nine months ended September 30, 2026 were $83,446 or 4.0% of total revenue, compared to $80,070 or 4.5% of total revenue, in the comparable period in the prior year. The current-year period included charges of $206 related to certain severances and termination benefits, and $6 related to acquisition costs and the formation of joint ventures.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, cash, cash equivalents and borrowing capacity under our Credit Agreement. Cash and cash equivalents totaled $71,334 and $112,423 at September 30, 2026 and December 31, 2025, respectively, and of the total cash and cash equivalents as of September 30, 2026, $68,735, or approximately 96%, was held at our foreign subsidiaries, and of the total cash and cash equivalents as of December 31, 2025, $93,859, or approximately 83%, was held at our foreign subsidiaries.
As of September 30, 2026, we had working capital of $484,165, cash and cash equivalents of $71,334, and $3,834 in letters of credit outstanding.
Acquisition of Spain Distribution Business
In June 2026, the Company, through its wholly owned subsidiary, KG Steve Madden, SL, acquired the Kurt Geiger and Steve Madden distribution business in Spain, Portugal, and Andorra from VIA Global Fashion House, SL (collectively, the “Spain Distribution Business”). The acquired Spain Distribution Business distributes the Company’s products primarily through the direct-to-consumer channel. The purchase price for the acquired Spain Distribution Business was $1,328.

Acquisition of Kurt Geiger
On May 6, 2025 (the "Acquisition Date"), the Company, through its wholly owned subsidiary, SML UK Holding Ltd, completed the acquisition of the entire issued share capital of Mercury Acquisitions Topco Limited (“MATL”) for an aggregate purchase price of $403,348, pursuant to the terms of the sale and purchase deed (the "Kurt Geiger acquisition"). We funded the cash consideration and the payment of transaction-related expenses through borrowings under the Credit Agreement and cash on hand. MATL is the ultimate parent company of the Kurt Geiger business (“Kurt Geiger”), which operates primarily in the UK, U.S., and Europe. Kurt Geiger designs and sells footwear and accessories under its own brands – including Kurt Geiger London, KG Kurt Geiger, and Carvela – through brick-and-mortar retail stores, e-commerce, and wholesale partnerships, and operates third party concessions in luxury and premium department stores primarily in the UK.

Credit Agreement
On May 6, 2025, in connection with the Kurt Geiger acquisition, we entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with various lenders and Citizens Bank, as administrative agent (in such capacity, the "Agent"), which provides for a term loan facility in the amount of $300,000 and a revolving credit facility in the amount of $250,000. The Credit Agreement amends and restates in its entirety the previous Credit Agreement, dated as of July 22, 2020, among the Company, the various lenders party thereto and Citizens Bank, as administrative agent. The Company also has used, and intends to continue to use, the revolving credit facility for general corporate purposes.
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
At September 30, 2026, the total outstanding borrowings under our Credit Agreement in the form of cash borrowings and standby letters of credit were $125,000 and $3,330, respectively.
Subsequent to quarter-end and prior to issuance of our Form 10-Q on November 6, 2026, the Company made net repayments of $25,000 under its revolving credit facility. These repayments represented voluntary prepayments funded with available cash on hand. Following these repayments, no borrowings were outstanding under the revolving credit facility.
We believe that based on our current financial position and available cash and cash equivalents, we will meet all our financial commitments and operating needs for at least the next twelve months. In addition, our $250,000 revolving credit facility provides us with additional liquidity and flexibility on a long-term basis.
IEEPA Tariff Refund
During the second quarter of 2026, the Company received approximately $92,097 from the U.S. Department of the Treasury related to its IEEPA tariff refund claim, including approximately $3,073 of statutory interest. As of September 30, 2026, a small portion of the Company's original tariff refund claim remains outstanding and is expected to be processed as part of CBP's Phase 2 refund process.

Cash Flows
A summary of our cash provided by and used in operating, investing, and financing activities was as follows:
Operating Activities
Cash provided by operating activities was $152,735 for the nine months ended September 30, 2026, compared to $71,072 in the same period of the prior year. The increase in cash provided by operating activities was primarily driven by higher net income and the collection of substantially all of the Company's IEEPA tariff refund.
Investing Activities
Cash used in investing activities was $22,445 for the nine months ended September 30, 2026, which primarily consisted of capital expenditures for leasehold improvements, new stores, and systems enhancements.
Financing Activities
Cash used in financing activities was $171,739 for the nine months ended September 30, 2026, which primarily consisted of net repayments of debt of $115,000, dividends paid of $46,004, and net settlements of stock awards of $8,695.
Contractual and Other Obligations
Firm Commitments
Our contractual obligations as of September 30, 2026 were as follows:

	Obligations due by period
Contractual Obligations	Total	Remainder of 2026	2027-2028	2029-2030	2031 and after
Operating lease obligations(1)	$296,398	$19,183	$120,148	$69,480	$87,587
Purchase obligations(2)	349,231	268,863	80,368	—	—
Future minimum royalty and advertising commitment obligations(3)	30,960	960	12,000	12,000	6,000
Employment agreement obligations(4)	45,572	2,696	19,442	15,688	7,746
Long-term debt(5)	125,000	—	—	125,000	—
Total obligations	$847,161	$291,702	$231,958	$222,168	$101,333
(1) Refer to Note 5 – Leases to the Condensed Consolidated Financial Statements included in this Quarterly Report for further information.
(2) Substantially all our products are produced by independent manufacturers at overseas locations, the majority of which are located in China, Cambodia, Vietnam, Mexico, Brazil, India, Bangladesh, and various other countries in Asia, Europe, and Africa. We have not entered into any long-term manufacturing or supply contracts with any of these foreign manufacturers. We believe that a sufficient number of alternative sources exist outside of the United States for the manufacture of our products. Purchases are made primarily in United States dollars.
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
(5) Refer to Note 14 – Credit Agreement to the Condensed Consolidated Financial Statements included in this Quarterly Report for further information.

Off-Balance Sheet Arrangements
In addition to the commitments included in the Contractual Obligations table above, we have letters of credit of $504 outstanding as of September 30, 2026 related to the purchase of inventory and certain lease obligations. These letters of credit expire at various dates through 2036.
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
Dividends
On November 4, 2026, our Board of Directors declared a quarterly cash dividend of $0.21 per share payable on December 24, 2026 to stockholders of record as of the close of business on December 11, 2026.
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
As of September 30, 2026, we had outstanding borrowings of $100,000 under our senior secured term loan facility pursuant to the Credit Agreement (See Note 14 – Credit Agreement), which bears interest at a variable rate based on a benchmark rate (e.g., Term SOFR) plus an applicable margin. In addition, we had $25,000 of outstanding borrowings under our $250,000 revolving credit facility, which bears interest at a variable rate. Our interest expense is therefore subject to fluctuations in market interest rates. A hypothetical 100 basis point increase in interest rates would increase annual interest expense by approximately $1,250 on our outstanding debt, excluding the potential impact of any future additional borrowings under our revolving credit facility.
A description of our collection agency agreements with Rosenthal & Rosenthal, Inc. and CIT Group/Commercial Services can be found in Note 15 – Factoring Agreements to the Condensed Consolidated Financial Statements included in this Quarterly Report.
Foreign Currency Exchange Rate Risk
We face market risk to the extent that our U.S. or foreign operations involve the transaction of business in foreign currencies. In addition, our inventory purchases are primarily made in foreign jurisdictions and inventory purchases may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of our contract manufacturers, which could have the effect of increasing the cost of goods sold in the future. We manage these risks primarily by denominating these purchases in U.S. dollars. To mitigate the risk of purchases that are denominated in foreign currencies, we may enter into forward foreign exchange contracts for terms of no more than two years. A description of our accounting policies for derivative financial instruments is included in Note 11 – Derivative Instruments to the Condensed Consolidated Financial Statements.
As of September 30, 2026, we had entered into forward foreign exchange contracts with notional amounts totaling $103,663 and with a fair value of $1,385. We performed a sensitivity analysis based on a model that measures the impact of a hypothetical change in foreign currency exchange rates to determine the effects that market risk exposures may have on the fair values of our forward foreign exchange contracts that were outstanding as of September 30, 2026. As of September 30, 2026, a 10% increase or decrease in the value of the U.S. dollar against the exchange rates for foreign currencies under forward foreign exchange contracts, with all other variables held constant, would result in a net increase or decrease in the fair value of our derivatives portfolio of approximately $139, which is immaterial to the Condensed Consolidated Financial Statements.
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
As of the end of the third quarter of 2026, the U.S. dollar appreciated by approximately 3% on a year-to-date basis, based on movements in the U.S. dollar index. While fluctuations in exchange rates can affect both our operating results and financial position, including the translation of results from our foreign subsidiaries, we have evaluated the impact of this appreciation and determined that these currency movements did not result in a material change in our overall foreign currency risk exposure as of the end of the quarter. We continue to monitor exchange rate developments and assess their potential effect on our financial results and hedging activities.
Inflation Risk
Inflationary factors generally affect us by reducing consumer spending, increasing our labor and overhead costs, and negatively impacting our direct sales to end consumers and our sales to our wholesale customers, all of which may adversely affect our results of operations and financial position. We have historically been able to minimize the impacts of inflation by raising prices, renegotiating costs, changing suppliers, and improving operating efficiencies. However, no assurance can be given that we will be able to offset such inflationary impacts in the future.
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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended September 30, 2026, we continued to integrate the Kurt Geiger business into our internal control over financial reporting framework. We remain in the process of incorporating the internal controls and procedures of Kurt Geiger into our internal control over financial reporting framework for the purposes of our assessment of and report on internal control over financial reporting for the year ending December 31, 2026. These integration activities did not materially affect, and are not reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended September 30, 2026, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in the 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
($ in thousands, except par value and per share data)

The following table presents the total number of shares of our common stock, $0.0001 par value, purchased by us in the three months ended September 30, 2026, the average price paid per share, the number of shares purchased pursuant to our Share Repurchase Program and the approximate dollar value of the shares that still could have been purchased at the end of the fiscal period pursuant to our Share Repurchase Program. See Note 6 – Share Repurchase Program to the Condensed Consolidated Financial Statements for further details on our Share Repurchase Program. During the three months ended September 30, 2026, there were no sales by us of unregistered shares of common stock.

(in thousands, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2026 - 7/31/2026	4	$41.45	—	$85,310
8/1/2026 - 8/31/2026	24	$48.75	—	$85,310
9/1/2026 - 9/30/2026	2	$41.44	—	$85,310
Total	30	$47.29	—
(1) The Steven Madden, Ltd. 2019 Incentive Compensation Plan, approved May 24, 2019, and which expires on February 24, 2029, and its predecessor plan, the Steven Madden, Ltd. Amended and Restated 2006 Stock Incentive Plan (the term of which expired on April 6, 2019), each provide us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy all or part of the tax-withholding obligations applicable to stock-based compensation awards. To the extent permitted, participants may elect to satisfy all or part of such withholding obligations by tendering to us previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax-withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the third quarter of 2026 in connection with the settlement of vested restricted stock, to satisfy the cost of options, and tax-withholding requirements with an aggregate purchase price of approximately $1,419.
(2) The Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), effective as of January 1, 2004. The Share Repurchase Program does not have a fixed expiration or termination date and may be modified or terminated by the Board of Directors at any time. On several occasions, the Board of Directors has increased the amount authorized for repurchase of the Company's common stock. On May 8, 2023, the Board of Directors approved an increase in the Company's share repurchase authorization of approximately $189,900, bringing the total authorization to $250,000. The Share Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases or in privately negotiated transactions at such prices and times as are determined to be in the best interest of the Company. During the three months ended September 30, 2026, no shares of the Company's common stock were repurchased under the Share Repurchase Program. As of September 30, 2026, approximately $85,310 remained available for future repurchases under the Share Repurchase Program.

ITEM 5. OTHER INFORMATION

Except as set forth below, during the three months ended September 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K under the Exchange Act.
On August 26, 2026, Edward Rosenfeld, Chairman of the Board and Chief Executive Officer of the Company, adopted a Rule 10b5-1 trading arrangement providing for the sale, pursuant to the terms of the arrangement, of an aggregate of up to 66,000 shares of the Company’s common stock. Mr. Rosenfeld's trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of Mr. Rosenfeld’s trading arrangement is from August 26, 2026 until November 12, 2027.
On August 28, 2026, Zine Mazouzi, Chief Financial Officer and Executive Vice President of Operations of the Company, adopted a Rule 10b5-1 trading arrangement providing for the sale, pursuant to the terms of the arrangement, of an aggregate of up to 18,000 shares of the Company’s common stock. Mr. Mazouzi's trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of Mr. Mazouzi's trading arrangement is from August 28, 2026 until November 12, 2027.

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
101
The following materials from Steven Madden, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Notes to Condensed Consolidated Financial Statements, and (vii) information set forth under Part II, Item 5, tagged as blocks of text

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL) with applicable taxonomy extension information contained in Exhibit 101

†	Filed herewith
*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2026

STEVEN MADDEN, LTD.

/s/ EDWARD R. ROSENFELD
Edward R. Rosenfeld
Chairman and Chief Executive Officer

/s/ ZINE MAZOUZI
Zine Mazouzi
Chief Financial Officer and Executive Vice President of Operations